Form 10-K
period 2017-03-31
MICROCHIP TECHNOLOGY INC
filed 2017-05-30
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒    Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
						Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes    ☒    No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2016 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $13,114,059,963.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 19, 2017: 229,397,877 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2017 Annual Meeting of Stockholders	III

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

Item 1.   BUSINESS

We develop, manufacture and sell specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, radio frequency (RF), timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories and serial Static Random Access Memory (SRAM). We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2009 version) certified.

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

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety, information and entertainment applications

•	remote control devices

•	handheld tools

•	large and small home appliances

•	portable computers and accessories

•	robotics

•	energy monitoring

•	thermostats

•	motor controls

•	security systems

•	smoke and carbon monoxide detectors

•	consumer electronics

•	power supplies

•	applications needing touch buttons, touch screens and graphical user interfaces

•	medical instruments

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

The increasing demand for embedded control has made the market for microcontrollers one of the significant segments of the semiconductor market at over $15.8 billion in calendar year 2016.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. The analog and mixed-signal segment of the semiconductor market is very large at over $45 billion in calendar year 2016, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on embedded control solutions, including:

•	general purpose and specialized microcontrollers and 32-bit microprocessors

•	development tools and related software

•	analog, interface, mixed signal, timing and security products

•	wired and wireless connectivity products

•	memory products

•	technology licensing

We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under multiple brand names.  We believe that our microcontroller product families provide leading function and performance characteristics in the worldwide microcontroller market.  We have shipped over 19 billion microcontrollers to customers worldwide since 1990.  We also offer specialized microcontrollers for automotive networking, computing, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity. With over 2,800 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller markets.

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

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program our microcontroller products for specific applications and, we believe, they are an important factor for facilitating design wins.

Our family of development tools for our microcontroller products range from entry-level systems, which include an assembler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  We also offer a complete suite of compilers, software code configurators and simulators. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future microcontroller devices in our portfolio.

Many independent companies also develop and market application development tools that support our microcontroller product architectures.  Currently, there are approximately 400 third-party tool suppliers worldwide whose products support our microcontroller architectures.

We believe that familiarity with and adoption of development tools from Microchip as well as our third-party development tool partners by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped approximately 2.2 million development tools.

Analog, Interface, Mixed Signal and Timing Products

Our analog, interface, mixed signal and timing products consist of several families with over 3,700 power management, linear, mixed-signal, high voltage, thermal management, radio frequency (RF), drivers, safety, security, timing, USB, ethernet, wireless and other interface products.

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

Memory Products

Our memory products consist of EEPROMs, Serial Flash memories, Parallel Flash memories, Serial SRAM memories and EERAM.  Serial EEPROMs, Serial Flash memories, Serial SRAMs and EERAM have a very low I/O pin requirement, permitting production of very small footprint devices.  We sell our memory products primarily into the embedded control market, complementing our microcontroller offerings.

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

Multi-Market and Other

Our multi-market and other business offers manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and aerospace products.

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

Our manufacturing facilities are located in:

•	Tempe, Arizona (Fab 2)

•	Gresham, Oregon (Fab 4)

•	Colorado Springs, Colorado (Fab 5)

•	Chandler, Arizona (wafer probe)

•	Bangkok, Thailand (wafer probe, assembly and test)

•	Calamba, Philippines (wafer probe and test)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, but predominantly utilizes our 0.5 microns to 1.0 microns processes.  During fiscal 2017, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2017, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.

Fab 5 was acquired as a result of our acquisition of Atmel Corporation (Atmel) in April 2016. Fab 5 is a 6-inch wafer fabrication facility that currently utilizes processes from 0.25 microns to 1.0 microns. During fiscal 2017, we made use of the existing capacity of Fab 5 to significantly increase wafer starts. We also added capital equipment and made clean room improvements to support products transferred from our acquisition of Micrel, Incorporated (Micrel) in August 2015.

 We believe the combined capacity of Fab 2, Fab 4, and Fab 5 will provide sufficient capacity to allow us to respond to increases in future demand over the next several years with modest incremental capital expenditures.

As a result of our acquisition of Micrel, we acquired a 6-inch wafer fabrication facility in San Jose, California and have since transitioned products previously manufactured at this facility to our Fab 2, Fab 4 and Fab 5 facilities. During the quarter ended December 31, 2016, we decommissioned this San Jose facility and, subsequent to March 31, 2017, we completed the sale of these assets for proceeds of $10.0 million. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in our consolidated financial statements.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We augment our internal manufacturing capabilities by outsourcing a portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions in recent years, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2017, approximately 41% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand and we perform wafer probe and testing at our facility in Calamba, Philippines, which came to us through our Atmel acquisition.  We also perform a limited amount of wafer probe and testing at our Chandler, Arizona facility and our Colorado Springs, Colorado facility. During fiscal 2017, we increased our Thailand and Philippines facilities' capacity to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2017, approximately 36% of our assembly requirements were being performed in our Thailand facilities and approximately 60% of our test requirements were performed in our Thailand and Philippines facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements. The primary reasons for the percentage reductions in the assembly and test operations performed internally in fiscal 2017 compared to fiscal 2016 are our acquisitions of Atmel and Micrel, which outsourced most of these activities. Over time, we intend to migrate a portion of the outsourced assembly and test activities to our Thailand and Philippines facilities.

General Matters Impacting Our Manufacturing Operations

Due to the high fixed costs inherent in semiconductor manufacturing, consistently high manufacturing yields have significant positive effects on our gross profit and overall operating results.  Our continuous focus on manufacturing productivity has allowed us to maintain excellent manufacturing yields at our facilities.  Our manufacturing yields are primarily driven by a comprehensive implementation of statistical process control, extensive employee training and effective use of our manufacturing facilities and equipment.  Maintenance of manufacturing productivity and yields are important factors in the achievement of our operating results.  The manufacture of integrated circuits, particularly non-volatile, erasable complementary metal-oxide semiconductor (CMOS) memory and logic devices, such as those that we produce, are complex processes.  These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of our manufacturing personnel and equipment.  As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields.  Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels.

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we have historically maintained a significant work-in-process and finished goods inventory.

The following table summarizes our long-lived assets (consisting of property, plant and equipment) by geography at the end of fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands).

	March 31,
	2017	2016	2015
United States	$388,537	$373,860	$331,372
Thailand	210,603	182,813	197,981
Various other countries	84,198	52,723	52,219
Total long-lived assets	$683,338	$609,396	$581,572

We have many suppliers of raw materials and subcontractors which provide our various materials and service needs. We generally seek to have multiple sources of supply for our raw materials and services, but, in some cases, we may rely on a single or limited number of suppliers. In such event, we have plans to reduce the exposure that would result from a disruption in supply.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of general purpose and specialized microcontrollers, 32-bit microprocessors, wired and wireless connectivity products, analog, interface, mixed signal, timing and security products, human machine interface, security, Serial EEPROM memory, NOR FLASH memory, Embedded FLASH technologies, development systems, software and application-specific software libraries.  We are also developing design, assembly, test and process technologies to enable new products and innovative features as well as achieve further cost reductions and performance improvements in existing products.

In fiscal 2017, our R&D expenses were $545.3 million, compared to $372.6 million in fiscal 2016 and $349.5 million in fiscal 2015.  R&D expenses included share-based compensation expense of $46.8 million in fiscal 2017, $32.0 million in fiscal 2016 and $28.2 million in fiscal 2015.

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

For information regarding our revenue, results of operations, and total assets for each of our last three fiscal years, refer to our financial statements included in this Form 10-K.

Distribution

Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize us for our products and brand name and use distributors as an effective supply channel.

In fiscal 2017, we derived 55% of our net sales through distributors and 45% of our net sales from customers serviced directly by us. In fiscal 2016, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us. In fiscal 2015, we derived 51% of our net sales through distributors and 49% of our net sales from customers serviced directly by us. No distributor or end customer accounted for more than 10% of our net sales in fiscal 2017, fiscal 2016 or fiscal 2015.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2017, fiscal 2016 and fiscal 2015 were as follows (dollars in thousands):

	Year Ended March 31,
	2017	%	2016	%	2015	%
Americas	$641,849	18.8	$417,579	19.2	$421,947	19.7
Europe	808,583	23.7	474,629	21.8	452,165	21.0
Asia	1,957,375	57.5	1,281,126	59.0	1,272,924	59.3
Total Sales	$3,407,807	100.0	$2,173,334	100.0	$2,147,036	100.0

Sales to foreign customers accounted for approximately 84% of our net sales in each of fiscal 2017, 2016 and 2015.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas' sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 32%, 30% and 28% of our net sales in fiscal 2017, 2016 and 2015, respectively.  The increases in sales to customers in China, including Hong Kong, in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 were due primarily to our continued focus on the Chinese market as a key component to our global growth strategy and our acquisition of Atmel, which had a slightly higher percentage of its net sales going to China, including Hong Kong. Sales to customers in Taiwan accounted for approximately 9%, 12% and 14% of our net sales in fiscal 2017, 2016 and 2015, respectively. The decreases in sales to customers in Taiwan in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 were due primarily to our acquisitions of Atmel and Micrel, which had lower percentages of their net sales going to Taiwan. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2017, 2016 or 2015.

Our international sales are substantially all U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisitions of Atmel and Micrel) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business.

Backlog

As of April 30, 2017, our backlog was approximately $1,624.1 million, compared to $1,212.3 million as of April 30, 2016.  Backlog increased significantly due to our acquisition of Atmel during fiscal 2017. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

We primarily produce standard products that can be shipped from inventory within a relatively short time after we receive an order.  Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules.  Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty.  Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates through 2036.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2017, we had 12,656 employees.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2017:

Name	Age	Position
Steve Sanghi	61	Chief Executive Officer and Chairman of the Board
Ganesh Moorthy	57	President and Chief Operating Officer
J. Eric Bjornholt	46	Vice President, Chief Financial Officer
Stephen V. Drehobl	55	Vice President, MCU8 and Technology Development Division
Mitchell R. Little	65	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	53	Vice President, Analog Power and Interface Division

Mr. Sanghi has served as Chief Executive Officer since October 1991, and Chairman of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University, India.  From May 2007 until April 2016, he served as a member of the Board of Directors of FIRST (For Inspiration and Recognition of Science and Technology). Mr. Sanghi joined the Board of Myomo, Inc. in November 2016. Myomo is a commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper limb paralysis.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. Although we operated at normal capacity levels during the last three quarters of fiscal 2015, the first two quarters of fiscal 2016, the fourth quarter of fiscal 2016, and throughout fiscal 2017, there can be no assurance that such production levels will be maintained in future periods.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our acquisition of Atmel.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On April 4, 2016, we acquired Atmel, which was our largest and most complex acquisition ever. In addition, in August 2015, we completed our acquisition of Micrel; in July 2014, we completed our acquisition of a controlling interest in ISSC; in April 2014, we completed our acquisition of Supertex, Inc.; and in August 2012, we completed our acquisition of SMSC. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. In particular, as a result of our Atmel acquisition, we became involved with third-party claims, litigation and disputes related to the Atmel business. See "Item 1. Legal Proceedings" for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Atmel, we used a significant portion of our cash balances, borrowed under our credit agreement and issued approximately 10.1 million shares of our common stock. Additionally, we may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of our common stock, or other mechanisms.

Further, if we decide to divest assets or a business, including the divestiture of our Atmel mobile touch assets or the planned divestiture of our Micrel wafer fabrication facility, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to assets or a business that we want to dispose of, or we may dispose of assets or a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

As of March 31, 2017, the principal amount of our outstanding indebtedness was $4,513.8 million. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt and amended our existing $2,774.0 million credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 credit agreement amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. We used a portion of the proceeds from the issuance of the 2017 senior and junior convertible debt to settle $431.3 million in principal value of our 2007 junior convertible debt and $1,682.5 million to pay off the outstanding balance under the credit facility. At March 31, 2017, there were no outstanding borrowings under the credit facility which is comprised of two tranches expiring in February 2020 and June 2018, the maturity date of the original credit agreement. In February 2015, we issued $1,725.0 million of principal value of our 2015 senior convertible debt. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our convertible debt or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to fund future payments.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our outstanding debentures, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

We are dependent on orders that are received and shipped in the same quarter and therefore have limited visibility to future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and customer orders that are both received and shipped in that same quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, varying levels of turns orders make it more difficult to forecast net sales. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales of our products or reduced market share.

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. The semiconductor industry has experienced significant merger and acquisition activity and consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors both within and outside our control, including, but not limited to:

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

•	product introductions by our competitors;

•	the number, nature and success of our competitors in a given market;

•	our ability to obtain adequate foundry and assembly and test capacity and supplies of raw materials and other supplies at acceptable prices;

•	our ability to ramp production and increase capacity, as needed, at our wafer fabrication and assembly and test facilities;

•	our ability to protect our products and processes by effective utilization of intellectual property rights;

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2017 and fiscal 2016, approximately 41% and 39% of our net sales came from products that were produced at outside wafer foundries, respectively. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during fiscal 2017, approximately 64% of our assembly requirements and 40% of our test requirements were performed by third party contractors compared to approximately 47% of our assembly requirements and 19% of our test requirements during fiscal 2016. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisitions of Atmel and Micrel) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 55% of our net sales in fiscal 2017 and approximately 53% of our net sales in fiscal 2016. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop and enhance such technologies and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

•	proper identification of licensee requirements;

•	timely development and introduction of new or enhanced technology;

•	our ability to protect and enforce our intellectual property rights for our licensed technology;

•	our ability to limit our liability and indemnification obligations to licensees;

•	availability of sufficient development and support services to assist licensees in their design and manufacture of products integrating our technology;

•	availability of foundry licensees with sufficient capacity to support original equipment manufacturer (OEM) production; and

•	market acceptance of our customers' end products.

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

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. This could impair sourcing flexibility or increase costs. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for equipment which we need for capacity expansion at certain of our manufacturing facilities. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2017, approximately 84% of our net sales were made to foreign customers, including 32% in China, including Hong Kong. During fiscal 2016, approximately 84% of our net sales were made to foreign customers, including 30% in China, including Hong Kong.

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

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities near Bangkok, Thailand, which has experienced periods of political instability in the past. A large portion of our finished goods inventory is maintained in Thailand. From time to time, Thailand has also experienced periods of severe flooding. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We use various foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We do not typically enter into long-term contracts with our customers and we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 115,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for fiscal 2017 and six of our top ten customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors or customers may be disrupted for reasons beyond our control. These reasons may include work stoppages, power loss, cyber attacks, incidents of terrorism or security risk, political instability, public health issues, telecommunications, transportation or other infrastructure failure, radioactive contamination, fire, earthquake, floods, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that our actions will be effective to avoid a significant impact on our business in the event of a disaster or other business interruption.

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

Additionally, operations at our customers and licensees may be disrupted for a number of reasons. In the event of customer disruptions, sales of our products may decline and our revenue, profitability and financial condition could suffer. Likewise, if our licensees are unable to manufacture and ship products incorporating our technology, or if there is a decrease in product demand due to a business disruption, our royalty revenue may decline.

Fluctuations in foreign currency exchange rates could adversely impact our operating results.

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected.  Although our business has not been materially adversely impacted by recent changes in the value of the U.S. dollar, there can be no assurance as to the future impact that the strength of the dollar will have on our business or results of operations.

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

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors and other vendors, have access to certain portions of our and our customers' sensitive data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations and financial results, as well as our relationship with our customers.

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

The outcome of future examinations of our income tax returns could have an adverse effect on our results of operations.

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

We could be subject to changes in tax rates and potential U.S. tax legislation regarding our foreign earnings that could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. However, changes to the U.S. income tax regulations and jurisdictions in which we operate, or in the interpretation of such laws, could, significantly increase our tax provisions and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. Other factors or events, including business combinations, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, and changes in tax rates could also increase our future effective tax rate.

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

Anti-takeover defenses in our charter documents and under Delaware law could discourage takeover attempts, which could also reduce the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of Microchip. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•
the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the requirement that a special meeting of stockholders may be called only by the holders of 50% or more of the combined voting power of all classes of our capital stock, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. The application of Section 203 also could have the effect of delaying or preventing a change in control of us.

Any of these provisions could, under certain circumstances, depress the market price of our common stock.

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2017, we had goodwill of $2,299.0 million and net intangible assets of $2,148.1 million. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2017 or fiscal 2016.  In fiscal 2017, we recognized $11.9 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $50.4 million at March 31, 2017. The plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.7 million in fiscal 2018 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Conversion of our debentures will dilute the ownership interest of existing stockholders.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue guidance under US GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are currently evaluating the impact that the adoption of the standard may have on our consolidated financial statements. We currently expect to adopt the standard under the full retrospective method. The final adoption method will depend on the results of our final assessment, which is expected to be completed later in fiscal 2018. Refer to Note 1 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

Climate change regulations and sustained adverse climate change pose regulatory and physical risks that could harm our results of operations or affect the way we conduct business.

Climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes, obtain substitute materials which may cost more or be less available, increase our investment in control technology for greenhouse gas emissions, fund offset projects or undertake other costly activities. These regulations could significantly increase our costs and restrict our manufacturing operations by virtue of requirements for new equipment. New permits may be required for our current operations, or expansions thereof. Failure to timely receive permits could result in fines, suspension of production, or cessation of operations at one or more facilities. In addition, restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs such as higher energy costs, and utility companies passing down carbon taxes, emission cap and trade programs and renewable portfolio standards. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our operating results.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2017, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Assembly and Test; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Colorado Springs, Colorado	480,000	Manufacturing, Test, Research and Development, Computer and Service Functions, Design and Engineering
Calamba, Philippines	460,000	Wafer Probe, Test and Administrative Offices
Tempe, Arizona	457,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Bangalore, India	281,000	Research and Development; Sales and Marketing Support, and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test
Rousset, France	170,000	Design, Engineering, Test and Administrative
Nantes, France	77,000	Design, Engineering, Test and Probe, Administrative and Warehousing
Shanghai, China	21,000	Research and Development; Marketing Support, and Administrative Offices
Hsinchu, Taiwan	15,000	Design, Engineering and Administrative

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $2.2 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 43 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a limited number of legal actions, both as plaintiff and defendant. Consequently, we could incur uninsured liability in any of those actions. We also periodically receive notifications from various third parties alleging infringement of patents or other intellectual property rights or from customers requesting reimbursement for various costs. With respect to pending legal actions to which we are a party, although the outcomes of these actions are generally not determinable, we believe that the ultimate resolution of these matters will not harm our business and will not have a material adverse effect on our financial position, cash flows or results of operations.  However, if an unfavorable ruling were to occur in any of the legal proceedings described below or in other legal proceedings or matters that were not deemed material to us as of the date hereof, then such legal proceedings or matters could have a material adverse effect on our financial position, cash flows or results of operations. Litigation relating to the semiconductor industry is not uncommon, and we are, from time to time, subject to such litigation.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation in the future.
As a result of our acquisition of Atmel, which closed on April 4, 2016, we became involved with the following lawsuits.
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law-alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (incorporating allegedly defective application specific integrated circuits manufactured by our Atmel subsidiary between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking, individually and on behalf of a putative case, unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. Our Atmel subsidiary contested plaintiffs' claims vigorously, and on May 23, 2017 the case was ordered to be dismissed.
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
Southern District of New York Action by LFoundry Rousset ("LFR") and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against our Atmel subsidiary, our French subsidiary, Atmel Rousset S.A.S. ("Atmel Rousset"), and LFoundry GmbH ("LF"), LFR's German parent. The case purports to relate to Atmel Rousset's June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR's subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and the United States Court of Appeals for the Second Circuit affirmed the dismissal on June 27, 2016. On July 25, 2016, the plaintiffs filed a notice of appeal from the District Court's June 27, 2016 denial of their motion for relief from the dismissal judgment. On May 19, 2017, the United States Court of Appeals for the Second Circuit affirmed the June 27, 2016 order dismissing the case.

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

Fiscal 2017	High	Low	Fiscal 2016	High	Low
First Quarter	$52.99	$47.16	First Quarter	$50.41	$46.66
Second Quarter	62.80	49.49	Second Quarter	46.64	39.57
Third Quarter	66.18	58.41	Third Quarter	49.11	42.19
Fourth Quarter	74.52	62.59	Fourth Quarter	49.11	39.65

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

Comparison of 5 year Cumulative Total Return*
*$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	Cumulative Total Return
	March 2012	March 2013	March 2014	March 2015	March 2016	March 2017
Microchip Technology Incorporated	100.00	103.11	138.65	146.35	148.88	233.40
S&P 500 Stock Index	100.00	113.96	138.87	156.55	159.34	186.71
Philadelphia Semiconductor Index	100.00	100.34	129.24	150.30	149.32	209.36

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 19, 2017, there were approximately 560 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $315.4 million, $291.1 million and $286.5 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2017 and fiscal 2016 (amounts in thousands, except per share amounts):

Fiscal 2017	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2016	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.3595	$77,237	First Quarter	$0.3575	$72,331
Second Quarter	0.3600	77,640	Second Quarter	0.3580	72,686
Third Quarter	0.3605	77,970	Third Quarter	0.3585	72,923
Fourth Quarter	0.3610	82,582	Fourth Quarter	0.3590	73,147

On May 9, 2017, we declared a quarterly cash dividend of $0.3615 per share, which will be paid on June 6, 2017 to stockholders of record on May 23, 2017 and the total amount of such dividend is expected to be approximately $83.0 million. Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 53 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2017.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization.  There were no repurchases of common stock during fiscal 2017.  There is no expiration date associated with this repurchase program.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2017 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2017, and the balance sheet data as of March 31, 2017 and 2016, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2014 and 2013 and balance sheet data as of March 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in thousands, except per share data).

Statement of Income Data:

	Year ended March 31,
	2017 (1)	2016 (1)	2015 (1)	2014	2013
Net sales	$3,407,807	$2,173,334	$2,147,036	$1,931,217	$1,581,623
Cost of sales	1,650,611	967,870	917,472	802,474	743,164
Research and development	545,293	372,596	349,543	305,043	254,723
Selling, general and administrative	499,811	301,670	274,815	267,278	261,471
Amortization of acquired intangible assets	337,667	174,896	176,746	94,534	111,537
Special charges and other, net (2)	98,608	3,957	2,840	3,024	32,175
Operating income	275,817	352,345	425,620	458,864	178,553
Losses on equity method investments	(222)	(345)	(317)	(177)	(617)
Interest income	3,079	24,447	19,527	16,485	15,560
Interest expense	(146,346)	(104,018)	(62,034)	(48,716)	(40,915)
Loss on settlement of convertible debt (3)	(43,879)	—	(50,631)	—	—
Other income (loss), net	1,338	8,864	13,742	5,898	(404)
Income from continuing operations before income taxes	89,787	281,293	345,907	432,354	152,177
Income tax (benefit) provision	(80,805)	(42,632)	(19,418)	37,073	24,788
Net income from continuing operations	170,592	323,925	365,325	395,281	127,389
Less: Net loss attributable to noncontrolling interests	—	207	3,684	—	—
Net income from continuing operations attributable to Microchip Technology	$170,592	$324,132	$369,009	$395,281	$127,389
Basic net income per common share from continuing operations attributable to Microchip Technology stockholders	$0.79	$1.59	$1.84	$1.99	$0.65
Diluted net income per common share from continuing operations attributable to Microchip Technology stockholders	$0.73	$1.49	$1.65	$1.82	$0.62
Dividends declared per common share	$1.441	$1.433	$1.425	$1.417	$1.406
Basic common shares outstanding	217,196	203,384	200,937	198,291	194,595
Diluted common shares outstanding	234,806	217,388	223,561	217,630	205,776

(1)	Refer to Note 2 to our consolidated financial statements for an explanation of our material business combinations during fiscal 2017, fiscal 2016, and fiscal 2015.

(2) The following table presents a summary of special charges and other, net for the five-year period ended March 31, 2017:

	March 31,
	2017	2016	2015	2014	2013
Acquisition related expenses	$98,608	$11,163	$2,840	$1,654	$16,259
Legal settlement	—	(7,206)	—	—	11,516
Adjustment to contingent consideration	—	—	—	1,370	4,400
Totals	$98,608	$3,957	$2,840	$3,024	$32,175

Discussions of the special charges and other, net for fiscal 2017, fiscal 2016 and fiscal 2015 are contained in Note 3 to our consolidated financial statements.

During fiscal 2014, we incurred special charges and other, net of $3.0 million related to severance, office closing and other costs associated with our acquisition activity.

During fiscal 2013, we incurred special charges and other, net of $32.2 million comprised of a $4.4 million net increase in the fair value of contingent consideration related to one of our acquisitions, $16.3 million of primarily severance-related costs in addition to office closing and other costs associated with our acquisition of SMSC and legal settlement costs of approximately $11.5 million for certain legal matters related to an entity which we acquired in April 2010 in excess of previously accrued amounts.

(3) Refer to Note 11 to our consolidated financial statements for an explanation of the loss on settlement of debt of approximately $43.9 million in fiscal 2017 and approximately $50.6 million in fiscal 2015.

Balance Sheet Data:

	March 31,
	2017	2016	2015	2014	2013
Working capital	$1,600,590	$2,714,704	$2,310,645	$1,633,320	$1,894,759
Total assets	7,686,881	5,537,883	4,780,713	4,067,630	3,851,405
Long-term obligations, less current portion	2,900,524	2,453,405	1,826,858	1,003,258	983,385
Microchip Technology Stockholders' equity	3,270,711	2,150,919	2,044,654	2,135,461	1,933,470

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 12 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our days of inventory levels in the June 2017 quarter will be 97 days to 106 days. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that our determinations with respect to the tax consequences of the Atmel acquisition are reasonable;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our belief that some of the recently issued accounting pronouncements listed in this document will not have a material impact on our consolidated financial statements;

•	The accuracy of our estimates of the useful life and values of our property, assets and other liabilities;

•	The adequacy of our patent strategy, and our belief that the impact of the expiration of any particular patent will not have a material effect on our business;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•
That our offshore earnings are considered to be permanently reinvested offshore and that we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities;

•	That a significant portion of our future cash generation will be in our foreign subsidiaries;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

•	Our intention to indefinitely reinvest undistributed earnings of certain non-US subsidiaries in those subsidiaries;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and

•	Our ability to collect accounts receivable.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, beginning at page 39, we discuss our Results of Operations for fiscal 2017 compared to fiscal 2016, and for fiscal 2016 compared to fiscal 2015.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized microcontrollers, development tools and related software, analog, interface, mixed signal and timing products, wired and wireless connectivity products, memory products and technology licensing.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, radio frequency (RF) and analog products that require embedded non-volatile memory.

We sell our products to a broad base of domestic and international customers across a variety of industries. The principal markets that we serve include consumer, automotive, industrial, office communication, computing and aerospace.  Our business is subject to fluctuations based on economic conditions within these markets.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, income taxes, senior and junior subordinated convertible debt and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We also have other policies that we consider key accounting policies, such as our policy regarding revenue recognition to original equipment manufacturers (OEMs); however, we do not believe these policies require us to make estimates or judgments that are as difficult or subjective as our policies described below.

Revenue Recognition – Distributors

Our distributors worldwide generally have broad price protection and product return rights which prevent the sales pricing from being fixed or determinable at the time of shipment to our distributors. Therefore, revenue recognition is deferred until the pricing uncertainty is resolved, which generally occurs when the distributor sells the product to their customer. At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on our consolidated balance sheets.

In connection with our acquisitions of Atmel and Micrel, we acquired certain distributor relationships where revenue was recognized upon shipment to the distributors based on certain contractual terms or prevailing business practices that result in the price not being fixed and determinable at such time. Following an acquisition, we undertake efforts to align the contract terms and business practices of the acquired entity with our own. Once these efforts are complete, revenue recognition is changed. With respect to such distributor relationships acquired in the Atmel acquisition, as of October 1, 2016, these business practices were conformed to those of our other distributors resulting in the deferral of revenue recognition until the distributor sells the product to their customers. With respect to such distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, these distributor contracts were changed to be consistent with those of our other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a very broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors. Discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2017, we had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors.  At March 31, 2016, we had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  The increase in deferred income on shipments to distributors in fiscal 2017 compared to fiscal 2016 resulted primarily from our acquisition of Atmel. The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $203.9 million at March 31, 2017 and $102.9 million at March 31, 2016.  The increase in distributor advances in fiscal 2017 compared to fiscal 2016 resulted primarily from our acquisition of Atmel. On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of operations.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Recent Updates to Revenue Recognition

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606) and in August 2015, the FASB subsequently issued ASU 2015-14 “Deferral of the Effective Date,” which supersedes existing revenue guidance pursuant to US GAAP and will no longer permit us to defer revenue on sales to distributors until the products are sold to the end customer. Upon adoption of ASU 2014-09 and 2015-14, a portion of this deferred revenue will be required to be estimated and recognized upon sale to the distributor rather than upon the sale by the distributor to the end customer. See “Recently Issued Accounting Pronouncements Not Yet Adopted” for additional information on the new guidance.

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2017, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees.  Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense straight-line over the requisite service periods. Total share-based compensation expense recognized in fiscal 2017 was $128.2 million, of which $109.5 million was reflected in operating expenses and $18.7 million was reflected in cost of sales. Total share-based compensation included in our inventory balance was $8.2 million at March 31, 2017.

During the year ended March 31, 2017, we elected to early adopt ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718).  Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to recognize forfeitures as they occur. Prior to the adoption of ASU 2016-09, we estimated the number of share-based awards to be forfeited due to employee turnover. The effect of forfeiture adjustments in the years ended March 31, 2016 and 2015 was immaterial.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production below normal operating levels in our wafer fabrication facilities, approximately $1.9 million and $0.8 million was charged directly to cost of sales in fiscal 2016 and fiscal 2015, respectively. There was no charge to cost of sales for reduced production levels in fiscal 2017.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We have provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards, foreign tax credits and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. At March 31, 2017, the valuation allowances totaled $210.1 million. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the year ended March 31, 2017, the U.S. Internal Revenue Service (IRS) finalized the audit of our 2011 and 2012 income tax years. The close of this audit did not have an adverse impact on our financial statements. Also, during the year ended March 31, 2017, the German and French tax authorities finalized the audit of our 2010 through 2013 and our 2012 through 2014 income tax years, respectively. The close of these audits did not have an adverse impact on our financial statements. We are currently being audited by the tax authorities in France. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

The accounting model as defined in ASC 740 related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

Senior and Junior Subordinated Convertible Debt

We separately account for the liability and equity components of our senior and junior subordinated convertible debt in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.  Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debt in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share and adjusts as dividends are recorded in the future.

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

We accrue for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our matters and, where it is probable that a liability has been or will be incurred, we accrue for all probable and reasonably estimable losses. Where we can reasonably estimate a range of losses we may incur regarding such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. Contingencies of an acquired company that exist as of the date of the acquisition are measured at fair value if determinable, which generally is based on a probability weighted model. If fair value is not determinable, contingencies of an acquired company are recognized when they become probable and reasonably estimable.

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the years indicated:

	Year Ended March 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.4	44.5	42.7
Gross profit	51.6	55.5	57.3
Research and development	16.0	17.1	16.3
Selling, general and administrative	14.7	13.9	12.8
Amortization of acquired intangible assets	9.9	8.1	8.3
Special charges and other, net	2.9	0.2	0.1
Operating income	8.1%	16.2%	19.8%

Net Sales

We operate in two segments and engage primarily in the design, development, manufacture and sale of semiconductor products as well as the licensing of our SuperFlash and other technologies.  We sell our products to distributors and OEMs, in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided by letters of credit.

Our net sales of $3,407.8 million in fiscal 2017 increased by $1,234.5 million, or 56.8%, compared to fiscal 2016, and our net sales of $2,173.3 million in fiscal 2016 increased by $26.3 million, or 1.2%, compared to fiscal 2015.  The increase in net sales in fiscal 2017 compared to fiscal 2016 was due primarily to our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions. The increase in net sales in fiscal 2016 compared to fiscal 2015 was due primarily to our acquisition of Micrel, offset in part by weaker general economic and semiconductor industry conditions. Average selling prices for our semiconductor products were flat in fiscal 2017 compared to fiscal 2016 and down approximately 3% in fiscal 2016 compared to fiscal 2015. The number of units of our semiconductor products sold was up approximately 58% in fiscal 2017 compared to fiscal 2016 and up approximately 6% in fiscal 2016 compared to fiscal 2015.

The average selling prices and the unit volumes of our sales are impacted by the mix of our products sold and overall semiconductor market conditions.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	our acquisition of Atmel, which closed on April 4, 2016;

•	our acquisition of Micrel, which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our acquisition of ISSC on July 17, 2014;

•	our acquisition of Supertex on April 1, 2014;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for fiscal 2017, 2016 and 2015 were as follows (dollars in thousands):

	Year Ended March 31,
	2017	%	2016	%	2015	%
Microcontrollers	$2,147,338	63.0	$1,345,499	61.9	$1,393,607	64.9
Analog, interface, mixed signal and timing products	888,878	26.1	595,455	27.4	501,048	23.3
Memory products	184,107	5.4	116,945	5.4	132,258	6.2
Technology licensing	91,156	2.7	89,124	4.1	89,593	4.2
Multi-market and other	96,328	2.8	26,311	1.2	30,530	1.4
Total net sales	$3,407,807	100.0	$2,173,334	100.0	$2,147,036	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 63.0% of our net sales in fiscal 2017, approximately 61.9% of our net sales in fiscal 2016 and approximately 64.9% of our net sales in fiscal 2015.

Net sales of our microcontroller products increased approximately 59.6% in fiscal 2017 compared to fiscal 2016, and decreased approximately 3.5% in fiscal 2016 compared to fiscal 2015.  The increase in net sales in fiscal 2017 compared to fiscal 2016 resulted primarily from our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions. The decrease in net sales in fiscal 2016 compared to fiscal 2015 resulted primarily from weaker general economic and semiconductor industry conditions in the end markets we serve including the consumer, automotive, industrial control, communications and computing markets.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 26.1% of our net sales in fiscal 2017, approximately 27.4% of our net sales in fiscal 2016 and approximately 23.3% of our net sales in fiscal 2015.

Net sales of our analog, interface, mixed signal and timing products increased approximately 49.3% in fiscal 2017 compared to fiscal 2016 and increased approximately 18.8% in fiscal 2016 compared to fiscal 2015.  The increase in net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions. The increase in net sales in fiscal 2016 compared to fiscal 2015 was driven primarily by our acquisition of Micrel in the second quarter of fiscal 2016 and market share gains achieved within the analog, interface, mixed signal and timing market.

Analog, interface, mixed signal and timing products can be proprietary or non-proprietary in nature.  Currently, we consider the majority of our analog, interface, mixed signal and timing product mix to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface, mixed signal and timing business will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface, mixed signal and timing products as a result of increased pricing pressure in the future, which could adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface, mixed signal and timing products will increase over time.

Memory Products

Sales of our memory products accounted for approximately 5.4% of our net sales in fiscal 2017, approximately 5.4% of our net sales in fiscal 2016 and approximately 6.2% of our net sales in fiscal 2015.

Net sales of our memory products increased approximately 57.4% in fiscal 2017 compared to fiscal 2016, and decreased approximately 11.6% in fiscal 2016 compared to fiscal 2015.  The increase in memory product net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel. The decrease in memory product net sales in fiscal 2016 compared to fiscal 2015 was driven primarily by adverse customer demand conditions within the Serial EEPROM and Flash memory markets.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services. Technology licensing accounted for approximately 2.7% of our net sales in fiscal 2017, approximately 4.1% of our net sales in fiscal 2016 and approximately 4.2% of our net sales in fiscal 2015.

Net sales related to our technology licensing increased approximately 2.3% in fiscal 2017 compared to fiscal 2016 and decreased approximately 0.5% in fiscal 2016 compared to fiscal 2015. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-Market and Other

 Multi-market and other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and aerospace products. Revenue from these services and products accounted for approximately 2.8% of our net sales in fiscal 2017, approximately 1.2% of our net sales in fiscal 2016, and approximately 1.4% of our net sales in fiscal 2015.

Net sales related to these services and products increased approximately $70.0 million in fiscal 2017 compared to fiscal 2016 and decreased approximately $4.2 million in fiscal 2016 compared to fiscal 2015. The increase in MMO net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel. The decrease in MMO net sales in fiscal 2016 compared to fiscal 2015 was driven primarily by general economic and semiconductor industry conditions.

Distribution

Distributors accounted for approximately 55% of our net sales in fiscal 2017, approximately 53% of our net sales in fiscal 2016 and approximately 51% of our net sales in fiscal 2015. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Our two largest distributors together accounted for approximately 14% of our net sales in fiscal 2017, and approximately, 12% of our net sales in each of fiscal 2016 and fiscal 2015. No single distributor accounted for more than 10% of our net sales in fiscal 2017, 2016 or 2015.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationship with each other with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2017, our distributors maintained 33 days of inventory of our products compared to 32 days at March 31, 2016 and 37 days at March 31, 2015.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 37 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, due to the fact that we recognize revenue based on when the distributor sells the product to their customer.

Sales by Geography

Sales by geography for fiscal 2017, 2016 and 2015 were as follows (dollars in thousands):

	Year Ended March 31,
	2017	%	2016	%	2015	%
Americas	$641,849	18.8	$417,579	19.2	$421,947	19.7
Europe	808,583	23.7	474,629	21.8	452,165	21.0
Asia	1,957,375	57.5	1,281,126	59.0	1,272,924	59.3
Total net sales	$3,407,807	100.0	$2,173,334	100.0	$2,147,036	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of fiscal 2017, 2016 and 2015. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 32%, 30% and 28% of our net sales in fiscal 2017, 2016 and 2015, respectively.  The increases in sales to customers in China, including Hong Kong, in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 were due primarily to our continued focus on the Chinese market as a key component to our global growth strategy and our acquisition of Atmel, which had a slightly higher percentage of its net sales from China, including Hong Kong. Sales to customers in Taiwan accounted for approximately 9%, 12% and 14% of our net sales in fiscal 2017, 2016 and 2015, respectively. The decreases in sales to customers in Taiwan in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 were due primarily to our acquisitions of Atmel and Micrel, which had lower percentages of their net sales from Taiwan. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2017, 2016 or 2015.

Gross Profit

Our gross profit was $1,757.2 million in fiscal 2017, $1,205.5 million in fiscal 2016 and $1,229.6 million in fiscal 2015.  Gross profit as a percentage of sales was 51.6% in fiscal 2017, 55.5% in fiscal 2016 and 57.3% in fiscal 2015.

The most significant factors affecting our gross profit percentage in the periods covered by this report were:

•
charges of approximately $186.7 million in fiscal 2017, approximately $44.9 million in fiscal 2016, and approximately $24.4 million in fiscal 2015 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	for each of fiscal 2017, fiscal 2016 and fiscal 2015, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this report include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. In fiscal 2017, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment. In fiscal 2016 and fiscal 2015, our wafer fabrication facilities operated below normal capacity levels during the third quarter of fiscal 2016 and the first quarter of fiscal 2015 in response to uncertain global economic conditions and our inventory position. As a result of production being below normal operating levels in our wafer fabs, approximately $1.9 million and $0.8 million was charged to cost of sales in fiscal 2016 and fiscal 2015, respectively. We operated at slightly below normal capacity levels in our Thailand assembly and test facilities during the third quarter of fiscal 2016. As a result, we charged cost of sales approximately $1.0 million during fiscal 2016. During fiscal 2015, we operated at normal levels of capacity at our Thailand assembly and test facilities.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 microns to 1.0 microns processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.13 microns to 0.5 microns processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Substantially all of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. As a result of our acquisition of Atmel, we acquired a 6-inch wafer fabrication facility in Colorado Springs, Colorado (Fab 5) that currently utilizes processes between 0.25 microns and 1.0 microns. We consider normal capacity at Fab 5 to be 70% to 75%. As a result of our acquisition of Micrel in August 2015, we acquired a 6-inch wafer fabrication facility in San Jose, California and have since transitioned products previously manufactured at this facility to our Fab 2, Fab 4 and Fab 5 facilities. During the quarter ended December 31, 2016, we decommissioned this San Jose facility and, subsequent to March 31, 2017, we completed the sale of these assets for proceeds of $10.0 million. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in our consolidated financial statements.

Our overall inventory levels were $417.2 million at March 31, 2017, compared to $306.8 million at March 31, 2016 and $279.5 million at March 31, 2015.  The increases in inventory levels at March 31, 2017 compared to March 31, 2016 and the inventory levels at March 31, 2016 compared to March 31, 2015 were due primarily to the acquisitions of Atmel and Micrel. We maintained 103 days of inventory on our balance sheet at March 31, 2017 compared to 110 days of inventory at March 31, 2016 and 111 days at March 31, 2015.  We expect our inventory levels in the June 2017 quarter to be between 97 days and 106 days. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines. During fiscal 2017, approximately 36% of our assembly requirements were performed in our Thailand facilities, compared to approximately 53% during fiscal 2016 and approximately 57% during fiscal 2015.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During fiscal 2017, approximately 60% of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 81% of our test requirements performed in our Thailand facilities during fiscal 2016 and approximately 88% during fiscal 2015. The primary reasons for the percentage reductions in the assembly and test operations performed internally in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 are our acquisitions of Atmel and Micrel, which outsourced most of these activities. Over time, we intend to migrate a portion of the outsourced assembly and test activities to our Thailand and Philippines facilities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2017, approximately 41% of our total net sales came from products that were produced at outside wafer foundries compared to approximately 39% during each of fiscal 2016 and fiscal 2015.

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

Research and Development (R&D)

R&D expenses for fiscal 2017 were $545.3 million, or 16.0% of sales, compared to $372.6 million, or 17.1% of sales, for fiscal 2016 and $349.5 million, or 16.3% of sales, for fiscal 2015. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $172.7 million, or 46.3%, for fiscal 2017 compared to fiscal 2016 primarily due to additional compensation and other costs from our acquisition of Atmel.  R&D as a percentage of revenue decreased in fiscal 2017 compared to fiscal 2016 due to our restructuring activities and synergies realized following the acquisitions of Atmel and Micrel. R&D expenses increased $23.1 million, or 6.6%, for fiscal 2016 compared to fiscal 2015 primarily due to additional costs from our acquisition of Micrel as well as higher headcount costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2017 were $499.8 million, or 14.7% of sales, compared to $301.7 million, or 13.9% of sales, for fiscal 2016, and $274.8 million, or 12.8% of sales, for fiscal 2015.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $198.1 million, or 65.7%, for fiscal 2017 compared to fiscal 2016 due primarily to additional costs from our acquisition of Atmel. Selling, general and administrative expenses as a percentage of revenue increased in fiscal 2017 compared to fiscal 2016 due to costs associated with accelerated vesting of outstanding equity awards upon termination of certain Atmel employees. Excluding these costs, selling, general and administrative expenses as a percentage of revenue would have been 13.9% of sales, which is flat compared to fiscal 2016. Selling, general and administrative expenses increased $26.9 million, or 9.8%, for fiscal 2016 compared to fiscal 2015 due primarily to additional costs from our acquisition of Micrel.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2017 was $337.7 million compared to $174.9 million in fiscal 2016 and $176.7 million in fiscal 2015. The primary reasons for the increase in acquired intangible asset amortization for fiscal 2017 compared to fiscal 2016 were increased amortization from our acquisitions of Atmel and Micrel partially offset by decreased amortization from our customer-related intangible assets from our acquisitions of Standard Microsystems Corporation (SMSC) and ISSC Technologies Corporation (ISSC). The primary reasons for the decrease in acquired intangible asset amortization for fiscal 2016 compared to fiscal 2015 were decreased amortization from our customer-related intangible assets from our acquisition of SMSC partially offset by increased amortization from our acquisitions of Micrel and ISSC.

Special Charges and Other, Net

During fiscal 2017, we incurred special charges and other, net of $98.6 million comprised primarily of restructuring charges. Our restructuring activities include workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. In connection with these activities we incurred employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. During fiscal 2016, we incurred special charges and other, net of $4.0 million comprised of $11.2 million restructuring charges associated with our acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income and other, net of $11.5 million related to an insurance settlement for reimbursement of funds we previously paid to settle a lawsuit in the second quarter of fiscal 2013. During fiscal 2015, we incurred special charges and other, net of $2.8 million related to severance, office closing and other costs associated with our acquisition activity.

Other Income (Expense)

Interest income in fiscal 2017 was $3.1 million compared to $24.4 million in fiscal 2016 and $19.5 million in fiscal 2015.  The primary reason for the decrease in interest income in fiscal 2017 compared to fiscal 2016 relates to lower invested cash balances as we used cash to finance a significant portion of the purchase price of our acquisition of Atmel. The primary reason for the increase in interest income in fiscal 2016 compared to fiscal 2015 relates to higher yields on short-term cash investments and higher invested cash balances.

Interest expense in fiscal 2017 was $146.3 million compared to $104.0 million in fiscal 2016 and $62.0 million in fiscal 2015. The primary reasons for the increase in interest expense in fiscal 2017 compared to fiscal 2016 relate to higher interest expense on amounts borrowed under our credit facility to partially finance our acquisition of Atmel, as well as the issuance of our 2017 senior and junior debt. In February 2017, we paid off the remaining $1,682.5 million balance on our credit facility. The primary reasons for the increase in interest expense in fiscal 2016 compared to fiscal 2015 relate to the issuance of our 2015 senior debt, partially offset by lower interest expense due to the settlement of $575.0 million in principal of our 2007 junior debt in February 2015.

Loss on settlement of convertible debt in fiscal 2017 and fiscal 2015 was $43.9 million and $50.6 million, respectively. In February 2017 and 2015, we settled $431.3 million and $575.0 million, respectively, in principal of our 2007 junior debt. In the case of the 2017 settlement, the principal value of $431.3 million was settled in cash and we issued shares of our common stock in respect of the conversion value in excess of the principal amount plus a cash inducement fee of $5.0 million. In the case of the 2015 settlement, the entire purchase price was settled in cash for $1,134.6 million.

Other loss, net in fiscal 2017 was $1.3 million compared to other income, net of $8.9 million in fiscal 2016 and other income, net of $13.7 million in fiscal 2015.  The primary reason for the change in other income (loss) during fiscal 2017 compared to fiscal 2016 relates to the lower realized gains on the sale of marketable equity and debt securities. The primary reason for the change in other income (loss) during fiscal 2016 compared to fiscal 2015 relates to lower realized gains on the sale of marketable equity and debt securities and losses resulting from derivative activity.

Provision for Income Taxes

Our provision for income taxes reflects tax on our foreign earnings and federal and state tax on U.S. earnings.  We had an effective tax rate benefit of 90.0% in fiscal 2017, 15.2% in fiscal 2016 and 5.6% in fiscal 2015.  Excluding certain tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates and the R&D tax credit.  Our effective tax rate in fiscal 2017 includes $36.3 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves and $7.9 million of expense related to intercompany prepaid tax amortization, which reduces our effective tax rate by 40.3% and increased our effective tax rate by 8.8%, respectively. Our effective tax rate in fiscal 2017 includes a $12.9 million benefit received from current year generated R&D credits, which reduces our effective tax rate by 14.3%. Our effective tax rate in fiscal 2017 also includes a $25.0 million benefit for share-based compensation deductions, which reduces our effective tax rate by 27.8%.

Our effective tax rate in fiscal 2016 included $12.1 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves and $15.5 million of benefits related to intercompany prepaid tax amortization, which reduced our effective rate by 4.3% and 5.5%, respectively. Our effective tax rate in fiscal 2016 also included a $2.5 million benefit received from the reinstatement of the R&D credit and a $13.5 million benefit received from current year generated R&D credits, which reduced our effective tax rate by 0.9% and 4.8%, respectively. Our effective tax rate in fiscal 2015 included $33.1 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 9.6%. Our effective tax rate in fiscal 2015 also included a $1.8 million benefit received from the reinstatement of the R&D credit, which reduced our effective tax rate by 0.5%.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, we are effectively subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2005 and later. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable.  We believe that we maintain adequate tax reserves to offset any potential tax liabilities that may arise upon these and other pending audits in the U.S. and other countries in which we do business.  If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts ultimately prove to be less than any final assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

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

Results of Discontinued Operations

Discontinued operations represent the mobile touch operations that we acquired as part of our acquisition of Atmel. The mobile touch assets had been marketed for sale since our acquisition of Atmel closed on April 4, 2016 based on our management's decision that such business was not a strategic fit for our product portfolio. On November 10, 2016, we completed the sale of the mobile touch assets to Solomon Systech (Limited) International, a Hong Kong based semiconductor company. The transaction included the sale of certain semiconductor products, equipment, customer list, backlog, and a license to certain other intellectual property and patents related to Atmel's mobile touch product line. We also agreed to provide certain transition services to Solomon Systech, which were substantially complete as of March 31, 2017. For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations. Net loss from discontinued operations for the year ended March 31, 2017 was $6.0 million and consists of a pre-tax loss from operations of $8.2 million and a pre-tax gain on sale of $0.6 million.

Liquidity and Capital Resources

We had $1,410.2 million in cash, cash equivalents and short-term and long-term investments at March 31, 2017, a decrease of $1,154.4 million from the March 31, 2016 balance.  The decrease in cash, cash equivalents and short-term and long-term investments over this time period is primarily attributable to $2,036.2 million of cash and $941.6 million from additional amounts borrowed under our credit facility for our acquisition of Atmel, net payments of $1,244.0 million on amounts borrowed under our credit facility, payments of $436.2 million on the settlement of a portion of our 2007 junior debt, and dividend payments of $315.4 million, partially offset primarily by proceeds from our new senior and junior debt issuances of $2,645.0 million and cash generated by operating activities.

Net cash provided from operating activities was $1,059.5 million for fiscal 2017, $744.5 million for fiscal 2016 and $721.2 million for fiscal 2015.  The increase in net cash provided from operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to operating cash flows resulting from our acquisitions of Atmel and Micrel and operating synergies realized from our process efficiency and restructuring efforts. The increase in net cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to higher net sales and an increase in cash from changes in our operating assets and liabilities.

Net cash used in investing activities was $2,838.0 million for fiscal 2017 compared to net cash provided by investing activities of $800.4 million for fiscal 2016 and net cash used in investing activities of $678.3 million in fiscal 2015.  Fiscal 2017, 2016 and 2015 investing cash flows include net cash and cash equivalents used to finance acquisitions of $2,747.5 million, $362.0 million and $659.9 million, respectively. Excluding investing cash flows used for acquisitions, net investing activities resulted in a use of cash of $90.5 million in fiscal 2017, provided net cash flow of $1,162.4 million in fiscal 2016 and resulted in a use of cash of $18.4 million in fiscal 2015 and represented primarily the net change in our investments, capital purchases and sale of assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $75.3 million in fiscal 2017, $97.9 million in fiscal 2016 and $149.5 million in fiscal 2015.  Capital expenditures are primarily for the expansion of production capacity and the addition of research and development equipment. Capital expenditures in fiscal 2017 were relatively less than we have experienced in recent years as we delayed certain purchases until we had finalized and developed plans following the acquisition of Atmel regarding process technology platforms and other manufacturing activities. We currently intend to spend approximately $170.0 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash provided by financing activities was $595.5 million for fiscal 2017 compared to net cash used in financing activities of $59.9 million for fiscal 2016 and net cash provided by financing activities of $98.5 million for fiscal 2015. We utilize our credit facility to fund operations, pay dividends and finance acquisitions. Fiscal 2017 cash flows were favorably impacted by the net proceeds of debt issued that year. Significant transactions affecting our net financing cash flows include:

•	In fiscal 2017, we issued $2,645.0 million of debt, of which $2,118.7 million was used to settle debt and reduce borrowings on our credit facility.

•	In fiscal 2016, we repurchased shares of our common stock for $363.8 million, which was primarily funded with borrowings on our credit facility.

•
In fiscal 2015, we entered into several debt transactions with a net cash inflow of $557.5 million. This included the issuance of $1,725.0 million principal amount of senior debt. The proceeds from the debt issuance were used to repay other debt and reduce borrowings on our credit facility.

•
In fiscal 2017, 2016 and 2015, we paid cash dividends to our stockholders of $315.4 million, $291.1 million, and $286.5 million respectively. The amount of dividends paid has increased due to an increase in the amount of dividends declared per share and in the number of shares outstanding.

In February 2017, we amended our existing $2,774.0 million credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At March 31, 2017, we had no borrowings outstanding under the credit facility compared to $1,052.0 million at March 31, 2016. See Note 11 of the notes to consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $909.2 million at March 31, 2017 and $2,559.3 million at March 31, 2016. The decrease is primarily due to cash used in our acquisition of Atmel. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. The balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of March 31, 2017 and March 31, 2016 was approximately $501.0 million and $5.3 million, respectively. The increase is primarily due to net cash flow resulting from the issuances of the new senior and junior debt net of payments on amounts borrowed under our credit facility. Our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future. We utilize a variety of tax planning and financing strategies (including amounts borrowed under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. Should our U.S. cash needs exceed funds generated by U.S. operations for any reason, including acquisitions of large capital assets or acquisitions of U.S. businesses, we may require additional funds in the U.S. and would expect to borrow such additional funds under our existing credit facility, pursue other U.S. borrowing alternatives, issue equity securities or utilize a combination of these sources. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

In February 2016, we terminated our ten-year fixed-to-floating interest rate swap agreements which were related to a portion of our fixed-rate 1.625% 2015 senior subordinated convertible debt. The interest rate swap agreements were designated as fair value hedges. We paid variable interest equal to the three-month LIBOR minus 53.6 basis points and we received a fixed interest rate of 1.625%. Upon termination, the contracts were in an asset position, resulting in cash receipts of approximately $25.7 million, which included $3.7 million of accrued interest. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statement of cash flows.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations have had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2017, we had no foreign currency forward contracts outstanding.

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $0.94 billion from additional amounts borrowed under our credit agreement and approximately $486.1 million through the issuance of an aggregate of 10.1 million shares of our common stock. The acquisition price represents a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.43 billion, after excluding Atmel's cash and investments net of debt on its balance sheet of approximately $39.3 million. The acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit.

On August 3, 2015, we acquired Micrel for $14.00 per share and paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with amounts borrowed under our credit agreement.

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization. As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  There were no repurchases of common stock during fiscal 2017. There is no expiration date associated with this repurchase program.

As of March 31, 2017, we held approximately 20.4 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $3.13 billion.  During fiscal 2017, we paid dividends in the amount of $1.441 per share for a total dividend payment of $315.4 million. During fiscal 2016, we paid dividends in the amount of $1.433 per share for a total dividend payment of $291.1 million.  During fiscal 2015, we paid dividends in the amount of $1.425 per share for a total dividend payment of $286.5 million. On May 9, 2017, we declared a quarterly cash dividend of $0.3615 per share, which will be paid on June 6, 2017, to stockholders of record on May 23, 2017 and the total amount of such dividend is expected to be approximately $83.0 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations and potential changes in tax laws.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2017 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$87,399	$26,259	$36,034	$22,683	$2,423
Capital purchase obligations (2)	45,549	45,549	—	—	—
Other purchase obligations and commitments (3)	107,393	105,455	1,575	242	121
2017 senior debt (4)	2,406,376	33,638	67,275	67,275	2,238,188
2015 senior debt (5)	1,945,435	28,031	56,063	56,063	1,805,278
2017 junior debt (6)	833,751	12,938	25,875	25,875	769,063
2007 junior debt (7)	207,008	3,055	6,109	6,109	191,735
Pension obligations (8)	13,677	700	1,731	2,582	8,664
Total contractual obligations (9)	$5,646,588	$255,625	$194,662	$180,829	$5,015,472
(1)Operating lease obligations include $33.0 million which is recorded as a liability on the balance sheet as of March 31, 2017. This obligation is due under an operating lease from the acquisition of Atmel for a building in San Jose, California.
(2)Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2017, as we have not yet received the related goods or taken title to the property.
(3)Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $98.3 million for delivery of wafers in fiscal 2018.
(4)For purposes of this table we have assumed that the principal of our 2017 senior convertible debt will be paid on February 15, 2027, which is the maturity date of such debt.
(5)For purposes of this table we have assumed that the principal of our 2015 senior convertible debt will be paid on February 15, 2025, which is the maturity date of such debt.
(6)For purposes of this table we have assumed that the principal of our 2017 junior convertible debt will be paid on February 15, 2037, which is the maturity date of such debt.
(7)For purposes of this table we have assumed that the principal of our 2007 junior convertible debt will be paid on December 15, 2037, which is the maturity date of such debt.
(8)For purposes of this table pension obligations due in more than 5 years represent the expected pension payments from 2023 through 2027. It excludes pension obligations subsequent to 2027.
(9)Total contractual obligations do not include contractual obligations recorded on our balance sheet as current liabilities, or certain purchase obligations as discussed below.  The contractual obligations also do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,410.2 million as of March 31, 2017 compared to $2,564.6 million as of March 31, 2016. We sold a significant portion of our available-for-sale investments during the first quarter of fiscal 2017 and the fourth quarter of fiscal 2016 to partially finance the purchase price of our Atmel acquisition which closed on April 4, 2016. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates as of March 31, 2017.  We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2018	2019	2020	2021	2022	Thereafter
Available-for-sale securities	$342,500	$10,024	$147,435	$—	$—	$—
Weighted-average yield rate	1.05%	1.72%	1.73%	—%	—%	—%

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

Management assessed our internal control over financial reporting as of March 31, 2017, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude material business combinations from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Atmel, which we acquired on April 4, 2016 as discussed in Note 2, “Business Combinations” of the Notes to the Consolidated Financial Statements. We have included the financial results of Atmel in our consolidated financial statements from the date of acquisition. Total revenues excluded from our assessment of internal control over financial reporting represented approximately 22% of our consolidated total Atmel revenues for the fiscal year ended March 31, 2017. Total Atmel assets excluded from our assessment of internal control over financial reporting represented approximately 4% of our consolidated total assets as of March 31, 2017.
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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2017, which is included on page F-2.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

In June and November, 2016, each of J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, MCU8 and Technology Development Division, and Rich Simoncic, our Vice President, Analog Power and Interface Division, entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2017 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2017 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2017 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2017 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2017 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2017 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2017 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2017 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2017 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2017 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2017 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2017 annual meeting of stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2017 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2017 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2017 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
	Consolidated Balance Sheets as of March 31, 2017 and 2016	F-3
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2017	F-4
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2017	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2017	F-6
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2017	F-8
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 59 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 30, 2017	By: /s/ Steve Sanghi
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 30th day of May, 2017.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and Chairman of the Board	May 30, 2017
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 30, 2017
Matthew W. Chapman

/s/ L.B. Day	Director	May 30, 2017
L.B. Day

/s/ Esther L. Johnson	Director	May 30, 2017
Esther L. Johnson

/s/ Wade F. Meyercord	Director	May 30, 2017
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 30, 2017
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of May 22, 2014 by and among Microchip Technology (Barbados) II Incorporated and ISSC Technologies Corp.	10-K	000-21184	2.1	5/30/2014
2.2	Tender Agreement dated May 22, 2014 between Microchip Technology (Barbados) II Incorporated and Directors, Certain Officers and Certain Shareholders of ISSC Technologies Corp.	10-K	000-21184	2.2	5/30/2014
2.3	Guaranty Concerning Merger Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.3	5/30/2014
2.4	Guaranty Concerning Tender Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.4	5/30/2014
2.5	Agreement and Plan of Merger dated as of February 9, 2014 by and among Microchip Technology Incorporated, Orchid Acquisition Corporation and Supertex, Inc.	10-K	000-21184	2.5	5/30/2014
2.6	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
2.7	Agreement and Plan of Merger dated as of May 7, 2015, by and among, Microchip Technology Incorporated, Micrel, Incorporated, Mambo Acquisition Corp. and Mambo Acquisition LLC	8-K	000-21184	2.1	5/8/2015
2.8	Agreement and Plan of Merger, dated as of January 19, 2016, by and among Microchip Technology, Atmel Corporation, and Hero Acquisition Corporation	8-K	000-21184	2.1	1/19/2016
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through November 14, 2016	8-K	000-21184	3.1	11/17/2016
4.1	Indenture, dated as of December 7, 2007, by and between Wells Fargo Bank, National Association, as Trustee, and Microchip Technology Incorporated	8-K	000-21184	4.1	12/7/2007
4.2	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	2/11/2015
4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	2/15/2017

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.4	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	2/15/2017
4.5	Registration Rights Agreement, dated as of December 7, 2007, by and between J.P. Morgan Securities Inc. and Microchip Technology Incorporated	8-K	000-21184	4.2	12/7/2007
10.1	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	6/8/2015
10.2	Amendment No. 2, dated as of February 8, 2017, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	2/8/2017
10.3	Amendment No. 1, dated December 4, 2015, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	12/7/2015
10.4	Amendment and Restatement Agreement dated as of February 4, 2015, to the Credit Agreement, dated as of June 27, 2013, by and among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	2/4/2015
10.5	Pledge and Security Agreement, dated as of February 8, 2017, by and among Microchip Technology Incorporated, the other grantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.2	2/8/2017
10.6	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	S-1	33-57960	10.1	2/5/1993
10.7	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.8	*2004 Equity Incentive Plan as amended and restated August 14, 2015	8-K	000-21184	10.1	8/18/2015
10.9	*Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.10	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.11	*Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.12	Form of Notice of Grant (Foreign) for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement (Foreign))	10-K	000-21184	10.4	5/23/2005
10.13	*Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.14	*Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.15	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2008
10.16	*Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.17	*Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.18	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through May 19, 2014, including Purchase Agreement	10-K	000-21184	10.17	5/30/2014
10.19	*Executive Management Incentive Compensation Plan as amended on May 16, 2016	8-K	000-21184	10.1	8/18/2016
10.20	*Discretionary Executive Management Incentive Compensation Plan	10-Q	000-21184	10.3	8/24/2006
10.21	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.22	*Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/2002
10.23	*Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/2002
10.24	*Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/2002
10.25	*February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.26	*Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.27	*Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	5/24/2016
10.28	*Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.29	*Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.30	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.31	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.32	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
10.33	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009

EXHIBIT LIST

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney included on Page 58 of this Form 10-K					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2017

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Microchip Technology Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2017.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microchip Technology Incorporated and subsidiaries at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for employee share based payments effective April 1, 2016. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs effective June 30, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Microchip Technology Incorporated and subsidiaries internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission (2013 framework) and our report dated May 30, 2017 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Microchip Technology Incorporated and subsidiaries

We have audited Microchip Technology Incorporated and subsidiaries' internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Microchip Technology Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atmel Corporation, which is included in the March 31, 2017 consolidated financial statements of Microchip Technology Incorporated and constituted approximately four percent of consolidated total assets as of March 31, 2017, and twenty two percent of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of Microchip Technology Incorporated also did not include an evaluation of the internal control over financial reporting of Atmel Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Microchip Technology Incorporated as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2017 and our report dated May 30, 2017 expressed an unqualified opinion thereon.

/s/   Ernst & Young LLP

Phoenix, Arizona
May 30, 2017

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	March 31,
	2017	2016
Cash and cash equivalents	$908,684	$2,092,751
Short-term investments	394,088	353,284
Accounts receivable, net	478,373	290,183
Inventories	417,202	306,815
Prepaid expenses	41,354	41,992
Assets held for sale	6,459	—
Other current assets	58,880	11,688
Total current assets	2,305,040	3,096,713
Property, plant and equipment, net	683,338	609,396
Long-term investments	107,457	118,549
Goodwill	2,299,009	1,012,652
Intangible assets, net	2,148,092	606,349
Long-term deferred tax assets	68,870	14,831
Other assets	75,075	79,393
Total assets	$7,686,881	$5,537,883
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$149,233	$79,312
Accrued liabilities	212,450	119,265
Deferred income on shipments to distributors	292,815	183,432
Current portion of long-term debt	49,952	—
Total current liabilities	704,450	382,009
Long-term debt	2,900,524	2,453,405
Long-term income tax payable	184,945	111,061
Long-term deferred tax liability	409,045	399,218
Other long-term liabilities	217,206	41,271
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 249,463,733 shares issued and 229,093,658 shares outstanding at March 31, 2017; 227,416,789 shares issued and 204,081,727 shares outstanding at March 31, 2016	229	204
Additional paid-in capital	2,537,344	1,391,553
Common stock held in treasury: 20,370,075 shares at March 31, 2017; 23,335,062 shares at March 31, 2016	(731,884)	(820,066)
Accumulated other comprehensive loss	(14,378)	(3,357)
Retained earnings	1,479,400	1,582,585
Total stockholders' equity	3,270,711	2,150,919
Total liabilities and stockholders' equity	$7,686,881	$5,537,883
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended March 31,
	2017	2016	2015
Net sales	$3,407,807	$2,173,334	$2,147,036
Cost of sales (1)	1,650,611	967,870	917,472
Gross profit	1,757,196	1,205,464	1,229,564

Research and development (1)	545,293	372,596	349,543
Selling, general and administrative (1)	499,811	301,670	274,815
Amortization of acquired intangible assets	337,667	174,896	176,746
Special charges and other, net	98,608	3,957	2,840
Operating expenses	1,481,379	853,119	803,944

Operating income	275,817	352,345	425,620
Losses on equity method investments	(222)	(345)	(317)
Other income (expense):
Interest income	3,079	24,447	19,527
Interest expense	(146,346)	(104,018)	(62,034)
Loss on settlement of convertible debt	(43,879)	—	(50,631)
Other income, net	1,338	8,864	13,742
Income before income taxes	89,787	281,293	345,907
Income tax benefit	(80,805)	(42,632)	(19,418)
Net income from continuing operations	170,592	323,925	365,325
Discontinued operations:
Loss from discontinued operations	(7,514)	—	—
Income tax benefit	(1,561)	—	—
Net loss from discontinued operations	(5,953)	—	—

Net Income	164,639	323,925	365,325
Less: Net loss attributable to noncontrolling interests	—	207	3,684
Net income attributable to Microchip Technology	$164,639	$324,132	$369,009

Basic net income per common share attributable to Microchip Technology stockholders
Net income from continuing operations	$0.79	$1.59	$1.84
Net loss from discontinued operations	$(0.03)	$—	$—
Net income attributable to Microchip Technology	$0.76	$1.59	$1.84
Diluted net income per common share attributable to Microchip Technology stockholders
Net income from continuing operations	$0.73	$1.49	$1.65
Net loss from discontinued operations	$(0.02)	$—	$—
Net income attributable to Microchip Technology	$0.71	$1.49	$1.65
Dividends declared per common share	$1.441	$1.433	$1.425
Basic common shares outstanding	217,196	203,384	200,937
Diluted common shares outstanding	234,806	217,388	223,561

(1) Includes share-based compensation expense as follows:
Cost of sales	$18,713	$8,252	$9,010
Research and development	46,801	32,022	28,164
Selling, general and administrative	62,641	31,146	21,422

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2017	2016	2015
Net income	$164,639	$323,925	$365,325
Less: Net loss attributable to noncontrolling interests	—	207	3,684
Net income attributable to Microchip Technology	164,639	324,132	369,009

Components of other comprehensive (loss) income:
Available-for sale securities:
Unrealized holding (losses) gains, net of tax effect	(1,558)	(3,241)	33,759
Reclassification of realized transactions, net of tax effect	1,522	(10,948)	(18,694)
Actuarial (losses) gains related to defined benefit pension plans, net of tax benefit (provision) of $2,172, ($18), and $76	(5,307)	31	(127)
Change in net foreign currency translation adjustment	(5,678)	—	(5,188)
Other comprehensive (loss) income, net of taxes	(11,021)	(14,158)	9,750
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	866
Other comprehensive (loss) income attributable to Microchip Technology	(11,021)	(14,158)	10,616

Comprehensive income	153,618	309,767	375,075
Less: Comprehensive loss attributable to noncontrolling interests	—	207	4,550
Comprehensive income attributable to Microchip Technology	$153,618	$309,974	$379,625

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$164,639	$323,925	$365,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469,208	283,171	278,298
Deferred income taxes	(126,888)	(60,425)	(32,811)
Share-based compensation expense related to equity incentive plans	128,155	71,420	58,596
Excess tax benefit from share-based compensation	—	(758)	(1,216)
Loss on settlement of convertible debt	43,879	—	50,631
Amortization of debt discount on convertible debt	56,075	48,022	14,791
Amortization of debt issuance costs	4,524	3,968	2,463
Losses on equity method investments	222	345	317
Gains on sale of assets	(78)	(960)	—
Loss on write-down of fixed assets	2,571	—	362
Impairment of intangible assets	11,904	629	1,881
Realized losses (gain) on available-for-sale investments	89	(13,727)	(18,469)
Realized gain on equity method investment	(468)	(2,225)	—
Impairment of available-for-sale investment	1,433	3,995	—
Amortization of premium on available-for-sale investments	18	9,044	9,949
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(46,831)	(2,150)	(15,893)
Decrease in inventories	223,711	48,245	25,517
Increase in deferred income on shipments to distributors	109,383	16,962	18,330
Decrease in accounts payable and accrued liabilities	(16,070)	(20,836)	(33,992)
Change in other assets and liabilities	24,628	35,838	(2,897)
Operating cash flows related to discontinued operations	9,348	—	—
Net cash provided by operating activities	1,059,452	744,483	721,182
Cash flows from investing activities:
Purchases of available-for-sale investments	(500,309)	(1,573,867)	(959,318)
Sales and maturities of available-for-sale investments	470,565	2,824,231	1,097,065
Sale of equity method investment	1,746	2,667	—
Acquisition of Atmel, net of cash acquired	(2,747,516)	—	—
Acquisition of Micrel, net of cash acquired	—	(343,928)	—
Acquisition of ISSC, net of cash acquired	—	—	(252,469)
Purchase of additional controlling interest in ISSC	—	(18,051)	(32,095)
Acquisition of Supertex, net of cash acquired	—	—	(375,365)
Investments in other assets	(10,218)	(7,056)	(6,663)
Proceeds from sale of assets	23,069	14,296	—
Capital expenditures	(75,310)	(97,895)	(149,472)
Net cash (used in) provided by investing activities	(2,837,973)	800,397	(678,317)
Cash flows from financing activities:
Payments on settlement of convertible debt	(436,205)	—	(1,134,621)
Proceeds from issuance of 2017 senior debt	2,070,000	—	—
Proceeds from issuance of 2017 junior debt	575,000	—	—
Proceeds from issuance of 2015 senior debt	—	—	1,725,000
Repayments of revolving loan under credit facility	(2,781,000)	(1,614,452)	(1,697,642)
Proceeds from borrowings on revolving loan under credit facility	1,537,000	2,204,500	1,859,594
Repayments of long-term borrowings	—	—	(350,000)
Deferred financing costs	(36,930)	(2,156)	(32,846)
Payment of cash dividends	(315,429)	(291,087)	(286,478)
Repurchase of common stock	—	(363,829)	—
Proceeds from sale of common stock	42,210	28,718	34,433
Tax payments related to shares withheld for vested restricted stock units	(58,402)	(21,720)	(19,504)
Capital lease payments	(783)	(676)	(604)

	Year ended March 31,
	2017	2016	2015
Excess tax benefit from share-based compensation	—	758	1,216
Net cash provided by (used in) financing activities	595,461	(59,944)	98,548
Effect of foreign exchange rate changes on cash and cash equivalents	(1,007)	—	(201)
Net (decrease) increase in cash and cash equivalents	(1,184,067)	1,484,936	141,212
Cash and cash equivalents at beginning of period	2,092,751	607,815	466,603
Cash and cash equivalents at end of period	$908,684	$2,092,751	$607,815

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2014	218,790	$1,244,783	18,787	$(577,382)	$1,051	$1,467,009	$2,135,461	$—	$2,135,461
Acquisition of controlling interest in ISSC	—	—	—	—	—	—	—	52,467	52,467
Net income (loss)	—	—	—	—	—	369,009	369,009	(3,684)	365,325
Other comprehensive income	—	—	—	—	10,616	—	10,616	(866)	9,750
Other	—	—	—	—	—	—	—	240	240
Purchase of additional shares from noncontrolling interest	—	345	—	—	(591)	—	(246)	(31,849)	(32,095)
Proceeds from sales of common stock through employee equity incentive plans	2,503	34,369	—	—	—	—	34,369	64	34,433
Restricted stock unit and stock appreciation right withholdings	(426)	(19,504)	—	—	—	—	(19,504)	—	(19,504)
Treasury stock used for new issuances	(2,077)	(61,703)	(2,077)	61,703	—	—	—	—	—
Tax benefit from equity incentive plans	—	1,220	—	—	—	—	1,220	—	1,220
Share-based compensation	—	56,687	—	—	—	—	56,687	—	56,687
Non-cash consideration, exchange of employee stock awards - Supertex acquisition	—	1,622	—	—	—	—	1,622	—	1,622
Settlement of convertible debt	—	(606,926)	—	—	—	—	(606,926)	—	(606,926)
Convertible Debt - issuance of 2015 senior debt	—	348,824	—	—	—	—	348,824	—	348,824
Cash dividend	—	—	—	—	—	(286,478)	(286,478)	—	(286,478)
Balance at March 31, 2015	218,790	999,717	16,710	(515,679)	11,076	1,549,540	2,044,654	16,372	2,061,026
Net income (loss)	—	—	—	—	—	324,132	324,132	(207)	323,925
Other comprehensive loss	—	—	—	—	(14,158)	—	(14,158)	—	(14,158)
Purchase of additional shares from noncontrolling interest	—	(1,611)	—	—	(275)	—	(1,886)	(16,165)	(18,051)
Issuance of common stock - Micrel acquisition	8,627	369,054	—	—	—	—	369,054	—	369,054
Non-cash consideration, exchange of employee stock awards - Micrel acquisition	—	4,052	—	—	—	—	4,052	—	4,052
Purchase of treasury stock	—	—	8,627	(363,829)	—	—	(363,829)	—	(363,829)
Proceeds from sales of common stock through employee equity incentive plans	2,491	28,718	—	—	—	—	28,718	—	28,718
Restricted stock unit and stock appreciation right withholdings	(489)	(21,720)	—	—	—	—	(21,720)	—	(21,720)
Treasury stock used for new issuances	(2,002)	(59,442)	(2,002)	59,442	—	—	—	—	—
Tax benefit from equity incentive plans	—	(567)	—	—	—	—	(567)	—	(567)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Share-based compensation	—	73,556	—	—	—	—	73,556	—	73,556
Cash dividend	—	—	—	—	—	(291,087)	(291,087)	—	(291,087)
Balance at March 31, 2016	227,417	1,391,757	23,335	(820,066)	(3,357)	1,582,585	2,150,919	—	2,150,919
Net income	—	—	—	—	—	164,639	164,639	—	164,639
Other comprehensive loss	—	—	—	—	(11,021)	—	(11,021)	—	(11,021)
Issuance of common stock - Atmel acquisition	10,050	486,182	—	—	—	—	486,182	—	486,182
Non-cash consideration, exchange of employee stock awards - Atmel acquisition	—	7,470	—	—	—	—	7,470	—	7,470
Proceeds from sales of common stock through employee equity incentive plans	3,986	42,210	—	—	—	—	42,210	—	42,210
Restricted stock unit and stock appreciation right withholdings	(1,021)	(58,402)	—	—	—	—	(58,402)	—	(58,402)
Adoption of ASU 2016-09, cumulative adjustment	—	1,967	—	—	—	47,605	49,572	—	49,572
Treasury stock used for new issuances	(2,965)	(88,182)	(2,965)	88,182	—	—	—	—	—
Share-based compensation	—	127,308	—	—	—	—	127,308	—	127,308
Shares issued to settle convertible debt	11,997	862,651	—	—	—	—	862,651	—	862,651
Settlement of convertible debt	—	(850,709)	—	—	—	—	(850,709)	—	(850,709)
Convertible Debt - issuance of 2017 senior and junior debt	—	615,321	—	—	—	—	615,321	—	615,321
Cash dividend	—	—	—	—	—	(315,429)	(315,429)	—	(315,429)
Balance at March 31, 2017	249,464	$2,537,573	20,370	$(731,884)	$(14,378)	$1,479,400	$3,270,711	$—	$3,270,711
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of Business

Microchip Technology Incorporated ("Microchip" or the "Company") develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, radio frequency (RF), timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial Electrically Erasable Programmable Read Only Memory (EEPROMs), Serial Flash memories, Parallel Flash memories and serial Static Random Access Memory (SRAM) memories. Microchip also licenses Flash-IP solutions that are incorporated in a broad range of products.

Principles of Consolidation

The consolidated financial statements include the accounts of Microchip and its majority-owned and controlled subsidiaries.  As further discussed in Note 2, on April 4, 2016, the Company completed its acquisition of Atmel and the Company's financial results include Atmel's results beginning as of such acquisition date. As further discussed in Note 2, the Company did not hold 100% of the outstanding common stock of ISSC Technologies Corporation (ISSC) from July 17, 2014 through June 30, 2015 and the noncontrolling interest in the Company's net income from ISSC has been excluded from net income attributable to the Company in the Company's consolidated statements of income.  All of the Company's subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title has occurred, the pricing is fixed or determinable and collectability is reasonably assured.  The Company recognizes revenue from product sales to original equipment manufacturers (OEMs) upon shipment and records reserves for estimated customer returns.

Distributors worldwide generally have broad price protection and product return rights which prevent the sales pricing from being fixed or determinable at the time of the Company's shipment to the distributors. Therefore, revenue recognition is deferred until the pricing uncertainty is resolved, which generally occurs when the distributor sells the product to their customer. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on its consolidated balance sheets.

In connection with its acquisitions of Atmel and Micrel, the Company acquired certain distributor relationships where revenue was recognized upon shipment to the distributors based on certain contractual terms or prevailing business practices that resulted in the price not being fixed and determinable at such time. Following an acquisition, the Company undertakes efforts to align the contract terms and business practices of the acquired entity with its own. Once these efforts are complete, the related revenue recognition is changed. With respect to such distributor relationships acquired in the Atmel acquisition, as of October 1, 2016, these business practices were conformed to those of the Company’s other distributors, which beginning in October 2016 resulted in the deferral of revenue recognition until the distributor sells the product to their customers. With respect to such distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, these distributor contracts were changed to be consistent with those of the Company’s other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

At March 31, 2017, the Company had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors.  At March 31, 2016, the Company had approximately $267.2 million of deferred revenue and $83.8 million in deferred cost of sales recognized as $183.4 million of deferred income on shipments to distributors.  The increase in deferred income on shipments to distributors in fiscal 2017 compared to fiscal 2016 resulted primarily from the Company's acquisition of Atmel. The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Recent Updates to Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09-Revenue from Contracts with Customers (Topic 606) and in August 2015 the FASB subsequently issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which supersedes existing revenue guidance pursuant to US GAAP and will no longer permit the Company to defer revenue on sales to distributors until the products are sold to the end customer. Upon adoption of ASU 2014-09 and 2015-14, a portion of this deferred revenue will be required to be estimated and recognized upon sale to the distributor rather than upon the sale by the distributor to the end customer. See “Recently Issued Accounting Pronouncements Not Yet Adopted” for additional information on the new guidance.

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses during fiscal 2017, 2016, and 2015 were immaterial.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2017, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred.  Assets purchased to support the Company's ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their estimated useful lives.  Renewals or extensions of these assets are expensed as incurred. Research and development expenses include expenditures for labor, share-based payments, depreciation, masks, prototype wafers, and expenses for development of process technologies, new packages, and software to support new products and design environments.

Foreign Currency Translation

The Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2017 and fiscal 2015, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency. Once these entities were integrated into the Company's legal structure and intercompany agreements were executed, the U.S. dollar became the functional currency for such entities.

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

The Company measures and recognizes the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, the Company evaluates the recognized tax benefits for de-recognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

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

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, auction rate securities (ARS), corporate bonds and marketable equity securities.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity unless losses are considered to be other than temporary impairments in which case the losses are recognized through the statement of income.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of available-for-sale debt securities sold is calculated using the first-in, first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. The Company sold its ARS during the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017.

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

Interest rate derivative instruments designated as fair value hedges are designed to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between the fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. The Company terminated its interest rate derivative instruments in fiscal 2016.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for probable losses on uncollectible accounts receivable resulting from the inability of its customers to make required payments, which is included in bad debt expense.  The Company determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering such customer's financial condition, credit history and current economic conditions.

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

Senior and Junior Subordinated Convertible Debt

The Company separately accounts for the liability and equity components of its senior and junior subordinated convertible debt in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in its consolidated statements of income.  Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding senior and junior subordinated convertible debt in its diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met.  The Company applies the treasury stock method as it has the intent and ability to settle the principal amounts of the senior and junior subordinated convertible debentures in cash.  This method results in incremental dilutive shares when the average market value of the Company's common stock for a reporting period exceeds the conversion prices per share and adjust as dividends are recorded in the future.

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

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans, covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs and pension obligations are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, and assumed rates of compensation increases for employees participating in plans. These assumptions are based upon management's judgment and consultation with actuaries, considering all known trends and uncertainties.

Contingencies

In the ordinary course of business, the Company is exposed to various liabilities as a result of contracts, product liability, customer claims and other matters.  Additionally, the Company is involved in a limited number of legal actions, both as plaintiff and defendant.  Consequently, the Company could incur uninsured liability in any of those actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs.  With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations.  Litigation and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, it accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it uses the amount that is the low end of such range.

Business Combinations

All of the Company's business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The aggregate amount of consideration paid by the Company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. The measurement of fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that the Company use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.

Goodwill and Other Intangible Assets

The Company's intangible assets include goodwill and other intangible assets, which include existing technologies, core and developed technology, in-process research and development, trademarks and trade names, and customer-related intangibles. In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Indefinite-lived intangible assets consist of goodwill and in-process research and development intangible assets that have not yet been placed in service. All other intangible assets are definite-lived intangible assets, including in-process research and development assets that have been placed in service, and are amortized over their respective estimated lives, ranging from 1 to 15 years. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. Under the qualitative indefinite-lived intangible asset impairment assessment standard, management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2017, the Company has not had impaired goodwill. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors.  For the past several years the Company has adopted RSUs as its primary equity incentive compensation instrument for employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense straight-line over the requisite service periods.

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

During fiscal 2017, the Company elected to early adopt ASU 2016-09-Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). See "Recently Issued Accounting Pronouncements Not Yet Adopted" for additional information on the new guidance.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $203.9 million at March 31, 2017 and $102.9 million at March 31, 2016.  The increase in distributor advances in fiscal 2017 compared to fiscal 2016 resulted primarily from the Company's acquisition of Atmel. On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles.  Actual results could differ from those estimates.

Business Segments
Operating segments are components of an enterprise about which separate financial information is regularly reviewed by the chief operating decision makers ("CODMs") to assess the performance of the component and make decisions about the resources to be allocated to the component. The Company's Chairman and Chief Executive Officer and the Company's President and Chief Operating Officer have been identified as the CODMs as they jointly manage the Company's worldwide consolidated enterprise. Based on the Company's structure and manner in which the Company is managed and decisions are made, the Company's business is made up of two operating segments, semiconductor products and technology licensing.
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

Recently Adopted Accounting Pronouncements

During the three months ended June 30, 2016, the Company adopted ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. The new guidance was adopted on a retrospective basis and as a result, debt issuance costs historically included in other assets have been reclassified as a direct deduction from the carrying amount of the associated debt. Related prior period information included on the Company's consolidated balance sheets has been retrospectively adjusted as follows (amounts in thousands).

	As of March 31, 2016
	As Reported	Adjustments	As Adjusted
Other assets	$109,025	$(29,632)	$79,393
Total assets	$5,567,515	$(29,632)	$5,537,883

Long-term debt	$2,483,037	$(29,632)	$2,453,405
Total liabilities and stockholder's equity	$5,567,515	$(29,632)	$5,537,883

During the three months ended June 30, 2016, the Company elected to early adopt ASU 2016-09-Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $2.0 million cumulative effect adjustment as an increase to the Company's retained earnings and a decrease to additional paid-in capital as of April 1, 2016. The Company also recorded a cumulative-effect adjustment to retained earnings for the increase of $2.3 million in long-term deferred tax assets related to the forfeiture rate reduction on outstanding share-based payment awards. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard, the Company will record excess tax benefits and tax deficiencies as income tax benefit or provision on a prospective basis in its consolidated statements of operations. The standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. Accordingly, the Company has recorded a $47.2 million cumulative-effect adjustment to its retained earnings and long-term deferred tax assets as of April 1, 2016 for previously unrecognized excess tax benefits. ASU 2016-09 also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. The Company has elected to apply the change in cash flow classification on a prospective basis and prior periods were not retrospectively adjusted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07-Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment will require the employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost will be presented separately in the income statement from the service cost component outside of income from operations. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The Company is currently evaluating the impact that the adoption of ASU 2017-07 may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04-Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this standard to have an impact on its consolidated financial statements.
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

In October 2016, the FASB issued ASU 2016-16-Intra-Entity Transfers of Assets Other Than Inventory. This standard addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory.  Prior to the adoption of ASU 2016-16, a company will defer for financial reporting purposes the income tax expense resulting from an intra-entity asset transfer, including the taxes currently payable or paid. Upon adoption of ASU 2016-16, a company will recognize current and deferred income taxes that result from such transfers in the period in which they occur. ASU 2016-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements but expects to recognize its previously deferred tax related to intra-entity transfers upon adoption of ASU 2016-16 as of April 1, 2018 with a cumulative-effect reduction to retained earnings.

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

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP.  In August 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10-Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12-Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of the standards will have on its consolidated financial statements. The Company currently expects to adopt the standard under the full retrospective method. The final adoption method will depend on the results of the Company's final assessment, which is expected to be completed later in fiscal 2018.

Note 2. Business Acquisitions
Acquisition of Atmel
On April 4, 2016, the Company acquired Atmel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $2.98 billion in cash, issued an aggregate of 10.1 million shares of its common stock to Atmel stockholders valued at $486.1 million based on the closing price of the Company's common stock on April 4, 2016 and incurred transaction and other fees of approximately $14.9 million. The total consideration transferred in the acquisition, including approximately $7.5 million of non-cash consideration for the exchange of certain share-based payment awards of Atmel for stock awards of the Company, was approximately $3.47 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $653.1 million in liabilities of Atmel consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities. The Company financed the cash portion of the purchase price using approximately $2.04 billion of cash held by certain of its foreign subsidiaries and approximately $0.94 billion from additional amounts borrowed under its existing credit agreement. As a result of the acquisition, Atmel became a wholly owned subsidiary of the Company. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and radio frequency components. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

The table below represents the final allocation of the purchase price, including adjustments to the purchase price allocation from the previously reported figures at June 30, 2016, to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (amounts in thousands).

Assets acquired	As of June 30, 2016	Adjustments	March 31, 2017
Cash and cash equivalents	$230,266	$—	$230,266
Accounts receivable	135,427	5,932	141,359
Inventories	333,208	1,955	335,163
Prepaid expenses and other current assets	28,360	—	28,360
Assets held for sale	24,394	7,612	32,006
Property, plant and equipment	129,587	297	129,884
Goodwill	1,378,317	(91,946)	1,286,371
Purchased intangible assets	1,880,245	8,147	1,888,392
Long-term deferred tax assets	49,466	(2,766)	46,700
Other assets	5,948	1,587	7,535
Total assets acquired	4,195,218	(69,182)	4,126,036

Liabilities assumed
Accounts payable	(55,686)	—	(55,686)
Other current liabilities	(119,152)	(1,803)	(120,955)
Long-term line of credit	(192,000)	—	(192,000)
Deferred tax liabilities	(74,334)	46,782	(27,552)
Long-term income tax payable	(174,380)	59,203	(115,177)
Other long-term liabilities	(106,688)	(35,000)	(141,688)
Total liabilities assumed	(722,240)	69,182	(653,058)
Purchase price allocated	$3,472,978	$—	$3,472,978

Purchased Intangible Assets	Weighted Average
	Useful Life	April 4, 2016
	(in years)	(in thousands)
Core and developed technology	11	$1,074,987
In-process research and development	—	140,700
Customer-related	6	630,600
Backlog	1	40,300
Other	5	1,805
Total purchased intangible assets		$1,888,392
Purchased intangible assets include core and developed technology, in-process research and development, customer-related intangibles, acquisition-date backlog and other intangible assets. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized in a manner based on the expected cash flows used in the initial determination of fair value. In-process research and development is capitalized until such time as the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer-related intangible assets consist of Atmel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Atmel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Atmel's historical customer information.  Customer relationships are being amortized in a manner based on the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Atmel at the acquisition date, and the preliminary fair values were based on the estimated profit associated with those orders. Backlog related assets have a one year useful life and are being amortized on a straight-line basis over that period. The total weighted average amortization period of intangible assets acquired as a result of the Atmel transaction is 9 years. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $178.1 million was established as a net deferred tax liability for the future amortization of the intangible assets.

The amount of continuing Atmel net sales included in the Company's consolidated statements of operations for the year ended March 31, 2017 was approximately $1,062.6 million. The amount of Atmel's net loss from continuing operations included in the Company's consolidated statements of operations was $314.3 million for the year ended March 31, 2017.
The following unaudited pro-forma consolidated results of operations for the years ended March 31, 2017 and 2016 assume the closing of the Atmel acquisition occurred as of April 1, 2015. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs, amortization of purchased intangible assets, distributor revenue recognition adjustments and share-based compensation due to accelerated vesting of outstanding equity awards. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2015 or of results that may occur in the future (amounts in thousands except per share data):

	Year Ended Ended
	March 31,
	2017	2016
Net sales	$3,494	$3,159
Net income (loss) from continuing operations	$337	$(384)
Basic net income (loss) per common share	$1.55	$(1.80)
Diluted net income (loss) per common share	$1.43	$(1.80)
Acquisition of Micrel
On August 3, 2015, the Company acquired Micrel, Incorporated (Micrel), a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of its common stock to Micrel shareholders. The number of shares issued in the transaction was subsequently repurchased by the Company in the open market during the fiscal year ended March 31, 2016. The total consideration transferred in the acquisition, including approximately $4.1 million of non cash consideration for the exchange of certain share-based payment awards of Micrel for stock awards of the Company, and approximately $13.1 million of cash consideration for the payout of vested employee stock awards, was approximately $816.2 million. The Company financed the cash portion of the purchase price using amounts borrowed under its credit agreement. As a result of the acquisition, Micrel became a wholly owned subsidiary of the Company. Micrel's business is to design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits. Micrel's products address a wide range of end markets including industrial, automotive and communications. Micrel also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system technologies. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

Acquisition of ISSC
On July 17, 2014, the Company acquired an 83.5% interest in Taiwan-based ISSC, a leading provider of low power Bluetooth and advanced wireless solutions for the Internet of Things (IoT) market. The Company acquired the 83.5% ownership interest through a tender offer process. After the completion of the tender offer, the Company continued to acquire additional shares of ISSC, and as of June 30, 2015, the Company had completed the acquisition of 100% of the outstanding shares of ISSC. The noncontrolling interest in the Company's net income from ISSC for fiscal 2016 and fiscal 2015 of $0.2 million and $3.7 million, respectively, has been excluded from net income attributable to the Company in the Company's consolidated statements of income.
The acquisition was accounted for under the acquisition method of accounting. The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of July 17, 2014 as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired
Cash and cash equivalents	$15,120
Short-term investments	27,063
Accounts receivable, net	8,792
Inventories	16,542
Prepaid expenses and other current assets	2,501
Property, plant and equipment, net	2,637
Goodwill	154,788
Purchased intangible assets (1)	147,800
Other assets	1,370
Total assets acquired	376,613

Liabilities assumed
Accounts payable	(9,860)
Other current liabilities	(16,535)
Long-term income tax payable	(4,791)
Deferred tax liability	(25,126)
Other long-term liabilities	(245)
Total liabilities assumed	(56,557)
Net assets acquired including noncontrolling interest	320,056
Less: noncontrolling interest	(52,467)
Net assets acquired	$267,589

(1) Purchased Intangible Assets	Useful Life	July 17, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	27,200
Customer-related	3	51,100
Backlog	1	600
Total		$147,800
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

The acquisition was accounted for under the acquisition method of accounting. The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of April 1, 2014 as well as the associated estimated useful lives of the acquired intangible assets at that date (amounts in thousands):

Assets acquired
Cash and cash equivalents	$14,790
Short-term investments	140,984
Accounts receivable, net	7,047
Inventories	27,630
Prepaid expenses	1,493
Deferred tax assets	2,456
Other current assets	12,625
Property, plant and equipment, net	15,679
Goodwill	143,160
Purchased intangible assets (1)	89,600
Other assets	325
Total assets acquired	455,789

Liabilities assumed
Accounts payable	(8,481)
Accrued liabilities	(19,224)
Long-term income tax payable	(3,796)
Deferred tax liability	(32,511)
Total liabilities assumed	(64,012)
Net assets acquired	$391,777

(1) Purchased Intangible Assets	Useful Life	April 1, 2014
	(in years)	(in thousands)
Core/developed technology	10	$68,900
In-process technology	10	1,900
Customer-related	2	17,700
Backlog	1	1,100
Total		$89,600

Note 3. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's consolidated statements of operations (amounts in thousands):

	For The Years Ended March 31,
	2017	2016	2015
Restructuring
Employee separation costs	$39,183	$9,577	$2,333
Impairment charges	12,579	—	—
Exit costs	44,040	686	—
Other	2,806	900	507
Legal settlement costs	—	4,294	—
Insurance settlement	—	(11,500)	—
Total	$98,608	$3,957	$2,840

The Company's restructuring activities result from its recent business combinations, including the acquisitions of Atmel and Micrel. These activities include workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. In connection with these activities the Company has incurred employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. Exit costs for fiscal 2017 were $44.0 million, of which $39.0 million was recorded in the fourth quarter. The following is a rollforward of accrued restructuring charges for fiscal 2017 and fiscal 2016 (amounts in thousands):

	Employee Separation Costs	Exit Costs	Total
Balance at March 31, 2015 - Restructuring Accrual	$483	$—	$483
Charges	9,577	686	10,263
Payments	(10,002)	(686)	(10,688)
Balance at March 31, 2016 - Restructuring Accrual	58	—	58
Additions due to Atmel acquisition	6,277	—	6,277
Charges	39,183	44,040	83,223
Payments	(38,893)	(6,958)	(45,851)
Non-cash - Other	(479)	(2,331)	(2,810)
Changes in foreign exchange rates	(672)	—	(672)
Balance at March 31, 2017 - Restructuring Accrual	$5,474	$34,751	$40,225

The restructuring liability of $5.5 million and $34.8 million is included in accrued liabilities and other long-term liabilities, respectively, on the Company's consolidated balance sheets as of March 31, 2017.

Note 4. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2017 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$227,089	$3	$(227)	$226,865
Municipal bonds - tax exempt	55,289	—	(10)	55,279
Municipal bonds	10,000	43	—	10,043
Corporate bonds and debt	207,888	53	(169)	207,772
Marketable equity securities	707	879	—	1,586
Total	$500,973	$978	$(406)	$501,545

The following is a summary of available-for-sale securities at March 31, 2016 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$468,290	$439	$(99)	$468,630
Corporate bonds and debt	1,000	—	—	1,000
Marketable equity securities	2,195	8	—	2,203
Total	$471,485	$447	$(99)	$471,833

At March 31, 2017, the Company's available-for-sale securities are presented on the consolidated balance sheets as short-term investments of $394.1 million and long-term investments of $107.5 million.  At March 31, 2016, the Company's available-for-sale securities are presented on the consolidated balance sheets as short-term investments of $353.3 million and long-term investments of $118.5 million.

The Company sold available-for-sale investments for proceeds of $470.6 million, $1,501.5 million and $273.9 million during the years ended March 31, 2017, 2016 and 2015, respectively. The Company sold available-for-sale investments during the first quarter of fiscal 2017 and fourth quarter of fiscal 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. The Company had no material net realized gains during the year ended March 31, 2017 and $13.7 million and $18.5 million from sales of available-for-sale marketable equity and debt securities during the years ended March 31, 2016 and 2015, respectively. The Company determines the cost of available-for-sale debt securities sold on a FIFO basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of income.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$196,875	$(227)	$—	$—	$196,875	$(227)
Municipal bonds - tax exempt	55,279	(10)	—	—	55,279	(10)
Corporate bonds and debt	132,820	(169)	—	—	132,820	(169)
Total	$384,974	$(406)	$—	$—	$384,974	$(406)

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$148,562	$(99)	$—	$—	$148,562	$(99)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2017 and the Company's intent is to hold these investments until these assets are no longer impaired.

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2017, by contractual maturity, excluding marketable equity securities of $1.6 million, which have no contractual maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$342,673	$15	$(188)	$342,500
Due after one year and through five years	157,594	84	(219)	157,459
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$500,267	$99	$(407)	$499,959

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2016, by maturity, excluding marketable equity securities of $2.2 million, which have no contractual maturity, are shown below (amounts in thousands).

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$41,078	$5	$(5)	$41,078
Due after one year and through five years	428,212	434	(94)	428,552
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$469,290	$439	$(99)	$469,630

Note 5. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2017 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$343,815	$—	$343,815
Deposit accounts	—	564,869	564,869
Short-term investments:
Marketable equity securities	1,586	—	1,586
Corporate bonds and debt	—	165,207	165,207
Government agency bonds	—	161,973	161,973
Municipal bonds - tax exempt	—	55,279	55,279
Municipal bonds	—	10,043	10,043
Long-term investments:
Corporate bonds and debt	—	42,565	42,565
Government agency bonds	—	64,892	64,892
Total assets measured at fair value	$345,401	$1,064,828	$1,410,229

Assets measured at fair value on a recurring basis at March 31, 2016 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$1,787,446	$—	$1,787,446
Deposit accounts	—	305,305	305,305
Short-term investments:
Marketable equity securities	2,203	—	2,203
Corporate bonds and debt	—	1,000	1,000
Government agency bonds	—	350,081	350,081
Long-term investments:
Government agency bonds	—	118,549	118,549
Total assets measured at fair value	$1,789,649	$774,935	$2,564,584

There were no transfers between Level 1 and Level 2 during fiscal 2017 or fiscal 2016.

There were no assets measured on a recurring basis during fiscal 2017 using significant unobservable inputs (Level 3). The following table presents a reconciliation for all assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended March 31, 2016 (amounts in thousands):

Year ended March 31, 2016	Auction Rate Securities	Corporate Debt	Total Gains (Losses)
Balance at March 31, 2015	$9,825	$6,190	$—
Total gains (losses) (realized):
Included in earnings	2,780	(3,995)	(1,215)
Purchases, sales, issuances, and settlements, net	(12,605)	—	—
Transfers out of Level 3	—	(2,195)	—
Balance at March 31, 2016	$—	$—	$(1,215)

Transfers into or out of Level 3 are made if the inputs used in the financial models measuring the fair values of the assets became unobservable or observable, respectively, in the current marketplace. During the year ended March 31, 2016, the Company transferred $2.2 million of corporate debt assets out of Level 3 as the inputs used to value these assets became observable in the current marketplace and were classified as Level 1 as of March 31, 2017 and 2016. This transfer was effective on October 26, 2015.

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the years ended March 31, 2017, 2016 and 2015 . These investments are included in other assets on the consolidated balance sheets.

The fair value measurements related to the Company's non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment are based on available market prices at the measurement date based on transactions of similar assets and third-party independent appraisals, less costs to sell where appropriate. The Company classifies these measurements as Level 2.

Note 6. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2017 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of amounts borrowed under the Company's line of credit are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value, excluding debt issuance costs. There were no outstanding borrowings under the revolving credit facility as of March 31, 2017. Based on the borrowing rates available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at March 31, 2016 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note 5. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debt

The Company measures the fair value of its senior and junior subordinated convertible debt for disclosure purposes. These fair values are based on observable market prices for these debts, which are traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company’s senior and junior subordinated convertible debt as of March 31, 2017 and 2016 (amounts in thousands). As of March 31, 2017 and March 31, 2016, the carrying amounts of the Company's senior and junior subordinated convertible debt have been reduced by debt issuances costs in the aggregate of $38.3 million and $20.8 million, respectively. See Note 11 for more information regarding the convertible debt.

	March 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2017 Senior Debt	$1,384,914	$2,106,225	$—	$—
2015 Senior Debt	$1,261,787	$2,481,708	$1,216,313	$1,762,088
2017 Junior Debt	$262,298	$586,609	$—	$—
2007 Junior Debt	$49,952	$445,142	$193,936	$1,143,117

Note 7. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	March 31,
	2017	2016
Trade accounts receivable	$473,238	$289,013
Other	7,219	3,710
Total accounts receivable, gross	480,457	292,723
Less allowance for doubtful accounts	2,084	2,540
Total accounts receivable, net	$478,373	$290,183

Inventories

The components of inventories consist of the following (amounts in thousands):

	March 31,
	2017	2016
Raw materials	$14,430	$12,179
Work in process	268,281	208,283
Finished goods	134,491	86,353
Total inventories	$417,202	$306,815

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	March 31,
	2017	2016
Land	$73,447	$63,907
Building and building improvements	499,668	458,379
Machinery and equipment	1,774,920	1,645,617
Projects in process	104,318	99,370
Total property, plant and equipment, gross	2,452,353	2,267,273
Less accumulated depreciation and amortization	1,769,015	1,657,877
Total property, plant and equipment, net	$683,338	$609,396

Depreciation expense attributed to property, plant and equipment was $122.9 million, $103.9 million and $97.3 million for the fiscal years ending March 31, 2017, 2016 and 2015, respectively.

During the quarter ended December 31, 2016, the Company began to actively market a 6-inch wafer fabrication facility it acquired as part of its acquisition of Micrel in August 2015. Subsequent to March 31, 2017, the Company completed the sale of these assets for proceeds of $10.0 million. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in the Company's consolidated financial statements.

Note 8. Discontinued Operations

Discontinued operations include the mobile touch operations that the Company acquired as part of its acquisition of Atmel. The mobile touch assets had been marketed for sale since the Company's acquisition of Atmel on April 4, 2016 based on management's decision that it was not a strategic fit for the Company's product portfolio. On November 10, 2016, the Company completed the sale of the mobile touch assets to Solomon Systech (Limited) International, a Hong Kong based semiconductor company. The transaction included the sale of certain semiconductor products, equipment, customer list, backlog, and a license to certain other intellectual property and patents related to the Company's mobile touch product line. The Company also agreed to provide certain transition services to Solomon Systech, which were substantially complete as of March 31, 2017. For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations.

The results of discontinued operations for the year ended March 31, 2017 are as follows (amounts in thousands):

March 31, 2017
Net sales	$18,334
Cost of sales	15,841
Operating expenses	10,650
Gain on Sale	643
Income tax benefit	(1,561)
Net loss from discontinued operations	$(5,953)

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,932,329	$(419,468)	$1,512,861
Customer-related	716,945	(123,616)	593,329
Trademarks and trade names	11,700	(9,636)	2,064
In-process research and development	38,511	—	38,511
Distribution rights	5,578	(5,346)	232
Other	1,449	(354)	1,095
Total	$2,706,512	$(558,420)	$2,148,092

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$724,883	$(255,460)	$469,423
Customer-related	278,542	(200,331)	78,211
Trademarks and trade names	11,700	(7,571)	4,129
In-process technology research and development	54,308	—	54,308
Distribution rights	5,580	(5,302)	278
Total	$1,075,013	$(468,664)	$606,349

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the year ended March 31, 2017, as a result of the acquisition of Atmel, the Company acquired $1,215.7 million of core and developed technology which has a weighted average amortization period of 11 years, $630.6 million of customer-related intangible assets which have a weighted average amortization period of 6 years, $40.3 million of intangible assets related to backlog with an amortization period of 1 year and $1.8 million of other intangible assets which have a weighted average amortization period of 5 years. In fiscal 2017, $156.7 million of in-process research and development intangible assets reached technological feasibility and was reclassified as core and developed technology and began being amortized over the respective estimated useful lives. The following is an expected amortization schedule for the intangible assets for fiscal 2018 through fiscal 2022, absent any future acquisitions or impairment charges (amounts in thousands):

Fiscal Year Ending March 31,	Projected Amortization Expense
2018	$490,382
2019	361,988
2020	313,288
2021	256,930
2022	189,881

Amortization expense attributed to intangible assets was $346.3 million, $179.3 million and $181.0 million for fiscal years 2017, 2016 and 2015, respectively.  In fiscal 2017, $4.0 million was charged to cost of sales and $342.3 million was charged to operating expenses.  In fiscal 2016, $3.6 million was charged to cost of sales and $175.7 million was charged to operating expenses.  In fiscal 2015, $3.8 million was charged to cost of sales and $177.2 million was charged to operating expenses.  During fiscal 2017, the Company recognized $11.9 million of intangible asset impairment changes, primarily as a result of the acquisition of Atmel. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. The Company recognized impairment charges of $0.6 million and $1.9 million in fiscal 2016 and fiscal 2015, respectively.

Goodwill activity for fiscal 2017 and fiscal 2016 was as follows (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2015	$552,071	$19,200
Additions due to the acquisition of Micrel	440,992	—
Adjustments due to the acquisition of ISSC	389	—
Balance at March 31, 2016	993,452	19,200
Additions due to the acquisition of Atmel	1,286,371	—
Adjustments due to the acquisition of Micrel	(14)	—
Balance at March 31, 2017	$2,279,809	$19,200

At March 31, 2017, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2017, the Company has never recorded an impairment charge against its goodwill balance.

Note 10. Income Taxes

The income tax provision consists of the following (amounts in thousands):

	Year Ended March 31,
	2017	2016	2015
Pretax Income:
U.S.	$(279,304)	$(75,515)	$(944)
Foreign	369,091	356,808	346,851
	$89,787	$281,293	$345,907
Current expense (benefit):
U.S. Federal	$21,287	$(3,966)	$(3,185)
State	1,004	(188)	(24)
Foreign	23,792	21,947	16,602
Total current	$46,083	$17,793	$13,393
Deferred expense (benefit):
U.S. Federal	$(114,743)	$(42,207)	$(22,641)
State	(5,409)	(1,990)	(1,562)
Foreign	(6,736)	(16,228)	(8,608)
Total deferred	(126,888)	(60,425)	(32,811)
Total	$(80,805)	$(42,632)	$(19,418)

The tax benefit associated with the Company's equity incentive plans reduced taxes currently payable by $2.4 million, $0.8 million and $1.2 million for the years ended March 31, 2017, 2016 and 2015, respectively.  These amounts were credited to tax expense in fiscal year 2017 and to additional paid-in capital in fiscal years 2015 and 2016.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in thousands):

	Year Ended March 31,
	2017	2016	2015
Computed expected income tax provision	$31,425	$98,453	$121,067
State income taxes, net of federal benefits	(4,609)	(1,246)	(20)
Research and development tax credits - current year	(12,852)	(13,542)	(9,703)
Research and development tax credits - prior years	—	(2,511)	(1,789)
Foreign income taxed at lower than the federal rate	(105,069)	(114,497)	(106,939)
Increases related to current and prior year tax positions	53,695	14,462	19,769
Decreases related to prior year tax positions (1)	(36,297)	(12,103)	(33,100)
Withholding taxes	5,643	5,970	5,218
Change in valuation allowance	1,814	(2,482)	(14,286)
Intercompany prepaid tax asset amortization	7,931	(15,493)	(1,089)
Share-based compensation	(24,998)	—	—
Other	2,512	357	1,454
Total	$(80,805)	$(42,632)	$(19,418)

(1) The release of prior year tax positions during fiscal 2017 increased each of the basic and diluted net income per common share by $0.17 and $0.15, respectively. The release of prior year tax positions during fiscal 2016 increased the basic and diluted net income per common share by $0.06. The release of prior year tax positions during fiscal 2015 increased each of the basic and diluted net income per common share by $0.16 and $0.15, respectively.

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand, Cayman and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefits derived from these tax holidays approximated $25.3 million, $6.0 million and $12.4 million in fiscal 2017, 2016 and 2015, respectively.

No U.S. income taxes have been provided on the unremitted foreign earnings of approximately $4.3 billion as of March 31, 2017, with the exception of the pre-acquisition earnings of Supertex and SMSC, since the Company has the ability and intent to permanently reinvest these amounts. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

During the year ended March 31, 2017, the Company settled open tax positions related to the examination of fiscal years 2012 and 2011 by the U.S. Internal Revenue Service (IRS), fiscal years 2013, 2012, 2011 and 2010 by the German tax authorities, and fiscal years 2014, 2013 and 2012 by the French tax authorities.  In addition, the Company benefited from the expiration of the statute of limitations and other releases related to previously accrued tax reserves.  The total tax benefit associated with these items resulted in a reduction of income tax provision of approximately $36.3 million and a decrease in the effective tax rate of 40.4% in fiscal 2017.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Deferred income on shipments to distributors	$55,674	$34,830
Inventory valuation	14,608	12,082
Net operating loss carryforward	91,606	63,209
Capital loss carryforward	12,927	5,707
Share-based compensation	42,547	31,410
Income tax credits	243,049	100,294
Property, plant and equipment	59,700	16,262
Accrued expenses and other	110,347	37,292
Gross deferred tax assets	630,458	301,086
Valuation allowances	(210,120)	(161,834)
Deferred tax assets, net of valuation allowances	420,338	139,252
Deferred tax liabilities:
Convertible debt	(606,674)	(496,626)
Intangible assets	(147,543)	(20,597)
Other	(6,296)	(6,416)
Deferred tax liabilities	(760,513)	(523,639)
Net deferred tax liability	$(340,175)	$(384,387)

Reported as:
Non-current deferred tax assets	$68,870	$14,831
Non-current deferred tax liability	(409,045)	(399,218)
Net deferred tax liability	$(340,175)	$(384,387)

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

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $266.6 million available at March 31, 2017.  The federal and state NOL carryforwards expire at various times between 2017 and 2036.  The Company believes that it is more likely than not that the benefit from certain foreign and state NOL carryforwards will not be realized.  In recognition of this risk, at March 31, 2017, the Company has provided a valuation allowance of $72.6 million.  The Company also has state tax credits with an estimated tax effect of $103.1 million available at March 31, 2017.  These state tax credits expire at various times between 2017 and 2036.  The Company believes that it is more likely than not that the full benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance of $71.0 million.  The Company has capital loss carryforwards with an estimated tax effect of $12.9 million available at March 31, 2017. These capital loss carryforwards begin to expire in 2020. The Company believes that it is more likely than not that the full benefit from these capital losses will not be realized, and therefore has provided a valuation allowance of $12.9 million. The Company had U.S foreign tax credits with an estimated tax effect of $47.7 million that expire at various times between 2017 and 2026.  The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $27.6 million.  At March 31, 2017, the Company had credits for increasing research activity in the amount of $128.5 million that expire at various times between 2017 and 2036. At March 31, 2017, the Company had $5.8 million of alternative minimum tax credits that do not expire. The Company had refundable foreign tax credits of $41.3 million available at March 31, 2017. In addition, the Company had $19.9 million of withholding tax credits that expire at various times between 2022 and 2024 in foreign jurisdictions. The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $19.9 million.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2014 to March 31, 2017 (amounts in thousands):

	Year Ended March 31,
	2017	2016	2015
Beginning balance	$220,669	$170,654	$149,878
Increases related to acquisitions	193,297	46,245	8,381
Decreases related to settlements with tax authorities	(11,729)	(7,954)	(20,197)
Decreases related to statute of limitation expirations	(7,556)	(4,591)	(9,031)
Increases related to current year tax positions	26,332	16,315	23,179
Decreases/Increases related to prior year tax positions	(22,536)	—	18,444
Ending balance	$398,477	$220,669	$170,654

As of March 31, 2017, the Company had accrued approximately $9.4 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2016, the Company had accrued approximately $2.4 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $66.1 million and $27.6 million in penalties related to its uncertain tax positions related primarily to its international locations as of March 31, 2017 and March 31, 2016, respectively.  Interest and penalties charged or (credited) to operations during the years ended March 31, 2017, 2016 and 2015 related to the Company's uncertain tax positions were $5.8 million, $1.7 million and $(1.8) million, respectively. The increase related to prior year tax positions for March 31, 2015 related primarily to a balance sheet reclassification from a valuation allowance to a reserve in the amount of $15.7 million.

Note 11.    Debt and Credit Facility

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	March 31,
				2017	2016
Senior Indebtedness
Credit Facility				$—	$1,052.0
Senior Subordinated Convertible Debt
2017 Senior Debt, maturing February 15, 2027	1.625%	6.0%	$1,396.3	$2,070.0	$—
2015 Senior Debt, maturing February 15, 2025	1.625%	5.9%	1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt
2017 Junior Debt, maturing February 15, 2037	2.250%	7.5%	264.8	575.0	—
2007 Junior Debt, maturing December 15, 2037	2.125%	9.1%	41.0	143.8	575.0
Total Convertible Debt				4,513.8	2,300.0

Gross long-term debt including current maturities				4,513.8	3,352.0
Less: Debt discount (2)				(1,516.5)	(869.0)
Less: Debt issuance costs (3)				(46.8)	(29.6)
Net long-term debt including current maturities				2,950.5	2,453.4
Less: Current maturities (4)				(50.0)	—
Net long-term debt				$2,900.5	$2,453.4

(1) As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were bifurcated into a liability component and an equity component, which are both initially recorded at fair value.  The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance.  The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt.

(2) The unamortized discount includes the following (in millions):

	March 31,
	2017	2016
2017 Senior Debt	$(667.5)	$—
2015 Senior Debt	(446.6)	(490.3)
2017 Junior Debt	(309.3)	—
2007 Junior Debt	(93.1)	(378.7)
Total unamortized discount	$(1,516.5)	$(869.0)

(3) Debt issuance costs include the following (in millions):

	March 31,
	2017	2016
Senior Credit Facility	$(8.5)	$(8.8)
2017 Senior Debt	(17.6)	—
2015 Senior Debt	(16.6)	(18.4)
2017 Junior Debt	(3.4)	—
2007 Junior Debt	(0.7)	(2.4)
Total debt issuance costs	$(46.8)	$(29.6)

(4) Current maturities include the full balance of the 2007 junior debt.

Ranking of Indebtedness - The Senior Subordinated Convertible Debt and Junior Subordinated Convertible Debt (collectively, the Convertible Debt) are unsecured obligations which are subordinated in right of payment to the amounts outstanding under the Company's Credit Facility. The Junior Subordinated Convertible Debt is expressly subordinated in right of payment to any existing and future senior debt of the Company (including the Senior Subordinated Convertible Debt) and is structurally subordinated in right of payment to the liabilities of the Company's subsidiaries.  The Senior Subordinated Convertible Debt will rank senior to the Company's indebtedness that is expressly subordinated in right of payment, including the Junior Subordinated Convertible Debt and equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt and junior in right of payment to any of the Company's secured, unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness and junior to all indebtedness and other liabilities of the Company's subsidiaries.

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified Conversion Rates (see table below), adjusted for certain events such as dividends declared. Up until the three-months immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (1) the closing price of the Company's common stock exceeds the Conversion Price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter or (2) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day or (3) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable Conversion Price at such time, the applicable Conversion Rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable Conversion Rate exceed the applicable Maximum Conversion Rate specified in the indenture for the applicable series of Convertible Debt (see table below). The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Maximum Incremental Share Rate (with the exception of the 2007 Junior Debt) and applicable Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2017
	Conversion Rate, adjusted	Conversion Price, adjusted	Maximum Incremental Rate, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Debt	9.9435	$100.57	4.9718	14.1695
2015 Senior Debt	15.5063	$64.49	7.7531	21.7087
2017 Junior Debt	10.1211	$98.80	5.0606	14.1695
2007 Junior Debt	42.1312	$23.74	NA	48.4509

As of March 31, 2017, the holders of the 2007 Junior Debt had the right to convert their debentures between April 1, 2017 and June 30, 2017 because the Company's common stock has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended March 31, 2017. In addition, the Company has the option and intent to call the 2007 Junior Debt on or after December 15, 2017. Therefore, the 2007 Junior Debt is classified as short-term on the consolidated balance sheet as of March 31, 2017. If the Company does not call the 2007 Junior Debt in December 2017, additional interest will be due on the notes based on the trading value of the notes of 0.25% if the debentures are trading at less than $400 and a 0.5% additional interest rate if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate beginning in December 2017 would be 0.5% of the average trading price. The if-converted value of the debentures exceeded the principal amount by $303.1 million at March 31, 2017.

As of March 31, 2017, the 2015 Senior Debt is not convertible but had a value if converted above par of $248.5 million.

The Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Upon the occurrence of a fundamental change as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense includes the following (in millions):

	Year Ended March 31,
	2017	2016	2015
Debt issuance amortization	$2.1	$1.8	$0.4
Amortization of debt discount - non cash interest expense	56.1	48.0	14.8
Coupon interest expense	44.5	40.2	26.6
Total	$102.7	$90.0	$41.8

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.88 years, 7.88 years, 19.88 years, 20.71 years for the 2017 Senior Debt and 2015 Senior Debt and the 2017 Junior Debt and 2007 Junior Debt, respectively.

Issuances and Settlements - In February 2017, the Company issued the 2017 Senior Debt and 2017 Junior Debt for net proceeds of $2,043.6 million and $567.7 million, respectively. In connection with the issuance of these instruments, the Company incurred issuance costs of $33.7 million, of which $17.8 million and $3.4 million was recorded as debt issuance costs related to the 2017 Senior Debt and 2017 Junior Debt, respectively, and will be amortized using the effective interest method over the term of the debt. The balance of $12.5 million in fees was recorded to equity.  Interest on both instruments is payable semi-annually on February 15 and August 15 of each year.

In February 2015, the Company issued the 2015 Senior Debt for net proceeds of approximately $1,694.7 million. In connection with the issuance, the Company incurred issuance costs of $30.3 million, of which $20.4 million was recorded as debt issuance costs and will be amortized using the effective interest method over the term of the debt. The balance of $9.9 million was recorded to equity.

The Company utilized the proceeds from the issuances of the 2017 debt and 2015 debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Debt. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Debt. In the case of the 2015 settlement, cash only was used to settle the value. The consideration transferred in February 2017 included cash of $431.3 million and an aggregate of 12.0 million shares of the Company's stock valued at $862.7 million for total consideration of $1,293.9 million, of which $188.0 million was allocated to the liability component and $1,105.9 million was allocated to the equity component. In addition, there was an inducement fee of $5.0 million which was recorded in the consolidated statement of income in loss on settlement of convertible debt. The consideration transferred in February 2015 was $1,134.6 million, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of convertible debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

Credit Facility

The Company maintains a $2.774 billion capacity credit facility which is made up of two tranches, one available until February 4, 2020 and another available through June 27, 2018, the maturity date of the original credit agreement. The credit facility was amended in February 2017 and February 2015. The financial covenants include, among others, limits on the Company's consolidated senior ratio and total leverage ratio. The maximum Total Leverage Ratio (capitalized terms not otherwise defined in this Form 10-K have the meaning of the defined terms in the applicable agreements) cannot exceed 5.00 to 1.00 and is calculated as the Consolidated Total Indebtedness, excluding the Junior Debt up to a $700 million maximum, to Consolidated EBIDTA for a period of four quarters. The Total Leverage Ratio may be temporarily increased to 5.50 to 1.00 for a period of four consecutive quarters in conjunction with a Permitted Acquisition occurring during the first four quarters following the acquisition. The Total Leverage Ratio then decreases to 5.25 to 1.00 for three consecutive quarters, finally returning to the stated 5.00 to 1.00 Total Leverage Ratio after a period of seven consecutive fiscal periods. The Company can elect to use this special feature, also referred to as an Adjusted Covenant Period, not more than one time from and after February 8, 2017, the effective date of the February 2017 amendment (discussed below), and may elect to terminate an Adjusted Covenant Period prior to the end of the Adjusted Covenant Period. The Credit Facility also requires the Senior Leverage Ratio not exceed 3.50 to 1.00, which is calculated as Consolidated Senior Indebtedness, to Consolidated EBIDTA for four consecutive quarters. The Company is also required to comply with an Interest Coverage Ratio of less than 3.50 to 1.00, measured quarterly.

The credit agreement has a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The Company has the option to obtain additional tranche commitments or additional indebtedness as long as the Senior Leverage Ratio is equal to or less than 2.50 to 1.00.

In February 2017, the Company used a portion of the proceeds of $1,682.5 million from the issuance of the 2017 Senior Debt and 2017 Junior Debt to pay off the balance on its line of credit in full. In connection with the February 2017 amendment to the Credit Agreement, the Company incurred $2.1 million of issuance fees which will be amortized over the term of the facility and for which the balance is recorded net of any outstanding Credit Facility balance. At March 31, 2017, there were no outstanding borrowings under the revolving credit facility compared to $1,052.0 million at March 31, 2016.

The Company's obligations under the credit agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the credit agreement. To secure the Company's obligations under the credit agreement, the Company and its domestic subsidiaries are required to pledge the equity securities of certain of their respective material subsidiaries, subject to certain exceptions and limitations. In addition, in connection with the February 2017 amendment, the Company and the guarantor subsidiaries granted a security interest in substantially all of their personal property to secure the obligations under the credit agreement.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $42.9 million in fiscal 2017, approximately $18.9 million in fiscal 2016 and approximately $19.9 million in fiscal 2015. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is June 27, 2018 and February 4, 2020. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated bases. At March 31, 2017, the Company was in compliance with these covenants.

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

Note 12.     Contingencies

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following lawsuits:
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint which includes claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law alleges that class members unknowingly purchased or leased vehicles containing defective airbag control units (incorporating allegedly defective application specific integrated circuits manufactured by the Company's Atmel subsidiary between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs are seeking, individually and on behalf of a putative class, unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. The Company's Atmel subsidiary contested plaintiffs' claims vigorously, and on May 23, 2017 the case was ordered to be dismissed.
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
Southern District of New York Action by LFoundry Rousset ("LFR") and LFR Employees. On March 4, 2014, LFR and Jean-Yves Guerrini, individually and on behalf of a putative class of LFR employees, filed an action in the United States District Court for the Southern District of New York (the "District Court") against the Company's Atmel subsidiary, French subsidiary, Atmel Rousset S.A.S. ("Atmel Rousset"), and LFoundry GmbH ("LF"), LFR's German parent. The case purports to relate to Atmel Rousset's June 2010 sale of its wafer manufacturing facility in Rousset, France to LF, and LFR's subsequent insolvency, and later liquidation, more than three years later. The District Court dismissed the case on August 21, 2015, and the United States Court of Appeals for the Second Circuit affirmed the dismissal on June 27, 2016. On July 25, 2016, the plaintiffs filed a notice of appeal from the District Court's June 27, 2016 denial of their motion for relief from the dismissal judgment. On May 19, 2017, the United States Court of Appeals for the Second Circuit affirmed the June 27, 2016 order dismissing the case.
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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2017, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $151.5 million. There are some licensing agreements in place that do not specify indemnification limits.  The Company had not recorded any liabilities related to these indemnification obligations as of March 31, 2017.

Note 13.     Stock Repurchase Activity

In December 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2015, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  In May 2015, the Company's Board of Directors authorized an increase to the existing share repurchase program to 20.0 million shares of common stock from the approximately 2.5 million shares remaining under the prior authorization. During fiscal 2016, the Company repurchased 8.6 million shares under this authorization for $363.8 million. In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization. There were no repurchases of common stock during fiscal 2017 and fiscal 2015.  There is no expiration date associated with this repurchase program. As of March 31, 2017, approximately 20.4 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 14.     Employee Benefit Plans

Defined Benefit Plans

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

The aggregate net pension expense relating to these two plans is as follows (amounts in thousands):

Year Ended March 31,
2017
Service costs	$1,430
Interest costs	962
Settlements	511
Net pension period cost	$2,903

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (amounts in thousands):

Projected benefit obligation at April 4, 2016	$40,313
Service cost	1,430
Interest cost	962
Settlements	511
Actuarial losses	7,969
Benefits paid	(440)
Foreign currency exchange rate changes	(322)
Projected benefit obligation at March 31, 2017	$50,423
Accumulated benefit obligation at March 31, 2017	45,610

As the defined benefit plans are unfunded, the liability recognized on the Company's consolidated balance sheets as of March 31, 2017 was $50.4 million of which $0.7 million is included in accrued liabilities and $49.7 million is included in other long-term liabilities.

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows at March 31, 2017:

Weighted average assumed discount rate	1.82%
Weighted average assumed compensation rate of increase	2.90%

The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).

Future estimated expected benefit payments for the remainder of fiscal 2018 through 2027 are as follows (amounts in thousands):

Fiscal Year Ending March 31,	Expected Benefit Payments
2018	$700
2019	714
2020	1,017
2021	1,033
2022	1,549
2023 through 2027	8,664
Total	$13,677

The Company's pension liability represents the present value of estimated future benefits to be paid.

Net actuarial losses for the year ended March 31, 2017 are primarily due to movements in the discount rates used to calculate the present value of pension obligations. Net actuarial losses, which are included in accumulated other comprehensive loss in the Company's consolidated balance sheets as of March 31, 2017, will be recognized as a component of net periodic cost over the average remaining service period.

The Company's net periodic pension cost for fiscal 2018 is expected to be approximately $2.6 million.

In connection with the acquisition of SMSC in August 2012, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2017, the projected benefit obligation is $4.7 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.5 million in fiscal 2018 and approximately $3.7 million cumulatively in fiscal 2019 through fiscal 2027.

Defined Contribution Plans

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of the applicable quarter.  During fiscal 2017, 2016 and 2015, the Company's matching contributions to the plan totaled $8.2 million, $4.4 million and $3.9 million, respectively.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  On January 1, 2017 and 2016, an additional 1,077,150 shares and 1,017,492 shares, respectively, were reserved under the 2001 Purchase Plan based on the automatic increase.  Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2015 based on the automatic increase provision. Since the inception of the 2001 Purchase Plan, 13,372,504 shares of common stock have been reserved for issuance and 7,230,790 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board of Directors approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  On May 1, 2006, the Company's Board of Directors approved an annual automatic increase in the number of shares reserved under the plan.  The automatic increase took effect on January 1, 2007, and on each January 1 thereafter during the term of the plan, and is equal to one tenth of one percent (0.1%) of the then outstanding shares of the Company's common stock.  On January 1, 2017 and 2016, an additional 215,430 shares and 203,498 shares, respectively, were reserved under the plan based on the automatic increase. Upon the approval of the Board of Directors, there were no shares added under the plan on January 1, 2015 based on the automatic increase provision. Since the inception of this purchase plan, 1,919,213 shares of common stock have been reserved for issuance and 1,184,507 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During fiscal 2017, 2016 and 2015, $41.5 million, $19.1 million and $24.2 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During fiscal 2017, 2016 and 2015, $28.2 million, $14.2 million and $15.9 million, respectively, were charged against operations for this plan.

Note 15. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Year Ended March 31,
	2017		2016		2015
Cost of sales	$18,713	(1)	$8,252	(1)	$9,010	(1)
Research and development	46,801		32,022		28,164
Selling, general and administrative	62,641		31,146		21,422
Pre-tax effect of share-based compensation	128,155		71,420		58,596
Income tax benefit	44,214	(2)	23,012		10,640
Net income effect of share-based compensation	$83,941		$48,408		$47,956

(1) During the year ended March 31, 2017, $11.3 million of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during fiscal 2017 included $14.5 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory. During the year ended March 31, 2016, $7.9 million of share-based compensation expense was capitalized to inventory, and $8.3 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2015, $6.8 million of share-based compensation expense was capitalized to inventory, and $9.0 million of previously capitalized share-based compensation expense in inventory was sold.

(2) Amounts exclude excess tax benefits related to share-based compensation of $25.0 million for the year ended March 31, 2017. The Company elected to early adopt ASU 2016-09 effective April 1, 2016. Prior to the adoption of ASU 2016-09, the Company recognized excess tax benefits related to share-based compensation in additional paid-in capital. Refer to Note 1 for additional information on the adoption of this standard.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2018 through fiscal 2022 related to unvested share-based payment awards at March 31, 2017 is $166.8 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.15 years.

Atmel Acquisition-related Equity Awards

In connection with the acquisition of Atmel, the Company assumed certain RSUs granted by Atmel. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $95.9 million. A portion of that fair value, $7.5 million, which represented the pre-acquisition vested service provided by employees to Atmel, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $88.4 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the year ended March 31, 2017, the Company recognized $58.6 million of share-based compensation expense in connection with the acquisition of Atmel, of which $39.6 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Atmel employees.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2014	5,530,034	$30.13
Granted	1,446,968	42.02
Forfeited	(266,415)	32.45
Vested	(1,441,671)	26.96
Nonvested shares at March 31, 2015	5,268,916	34.15
Granted	2,479,729	38.91
Assumed upon acquisition	525,442	40.58
Forfeited	(360,072)	38.20
Vested	(1,606,273)	32.47
Nonvested shares at March 31, 2016	6,307,742	36.76
Granted	1,635,655	51.46
Assumed upon acquisition	2,059,524	46.57
Forfeited	(722,212)	43.58
Vested	(2,861,253)	38.60
Nonvested shares at March 31, 2017	6,419,456	$42.06

The total intrinsic value of RSUs which vested during the years ended March 31, 2017, 2016 and 2015 was $166.1 million, $72.1 million and $67.6 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2017 was $473.6 million, calculated based on the closing price of the Company's common stock of $73.78 per share on March 31, 2017.  At March 31, 2017, the weighted average remaining expense recognition period was 2.19 years.

Stock option and stock appreciation right (SAR) activity under the Company's stock incentive plans in the three years ended March 31, 2017 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2014	573,611	$24.75
Granted	27,654	46.66
Assumed upon acquisition	666,586	29.33
Exercised	(477,618)	26.42
Canceled	(105,934)	28.17
Outstanding at March 31, 2015	684,299	28.41
Granted	244	41.09
Assumed upon acquisition	604,900	35.03
Exercised	(221,987)	25.30
Canceled	(153,948)	31.52
Outstanding at March 31, 2016	913,508	33.00
Exercised	(437,906)	34.34
Canceled	(42,485)	34.26
Outstanding at March 31, 2017	433,117	$31.51

The total intrinsic value of options and SARs exercised during the years ended March 31, 2017, 2016 and 2015 was $9.6 million, $4.7 million and $9.6 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2017 was $18.3 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2017 was $11.7 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $73.78 per share on March 31, 2017.

As of March 31, 2017 and 2016, the number of option and SAR shares exercisable was 264,061 and 553,844, respectively, and the weighted average exercise price per share was $29.59 and $32.33, respectively.

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

There were no stock options granted in the year ended March 31, 2017.

Note 16.     Commitments

The Company leases office space, a manufacturing facility, and transportation and other equipment under operating leases which expire at various dates through March 31, 2022.   The future minimum lease commitments under these operating leases at March 31, 2017 were as follows (amounts in thousands):

Year Ending March 31,	Amount
2018	$26,259
2019	21,114
2020	14,920
2021	11,645
2022	11,038
Thereafter	2,423
Total minimum payments	$87,399

The terms of the leases do not contain significant restriction provisions and usually contain standard rent escalation clauses as well as options for renewal. Rental expense under operating leases totaled $35.4 million, $23.3 million and $23.8 million for fiscal 2017, 2016 and 2015, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $45.5 million as of March 31, 2017, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $107.4 million as of March 31, 2017. Other purchase obligations and commitments include payments due under various types of licenses and approximately $98.3 million of outstanding purchase commitments with the Company's wafer foundries for delivery in fiscal 2018.

Note 17.     Geographic and Segment Information

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

The following table represents revenues and gross profit for each segment (amounts in thousands):

	Years ended March 31,
	2017		2016		2015
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$3,316,651	$1,666,040	$2,084,210	$1,116,340	$2,057,443	$1,139,971
Technology licensing	91,156	91,156	89,124	89,124	89,593	89,593
Total	$3,407,807	$1,757,196	$2,173,334	$1,205,464	$2,147,036	$1,229,564

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

	March 31,
	2017	2016
United States	$388,537	$373,860
Thailand	210,603	182,813
Various other countries	84,198	52,723
Total long-lived assets	$683,338	$609,396

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 84% of consolidated net sales for each of fiscal 2017, 2016 and 2015.  Sales to customers in Europe represented approximately 24% of consolidated net sales for fiscal 2017, approximately 22% of consolidated net sales for fiscal 2016, and approximately 21% of consolidated net sales for fiscal 2015.  Sales to customers in Asia represented approximately 58% of consolidated net sales for 2017, and approximately 59% of consolidated net sales in each of fiscal 2016 and 2015.  Within Asia, sales into China, including Hong Kong, represented approximately 32%, 30% and 28% of consolidated net sales for fiscal 2017, 2016 and 2015, respectively. Sales into Taiwan represented approximately 9%, 12% and 14% of consolidated net sales for fiscal 2017, 2016 and 2015, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

No single end customer or distributor accounted for 10% or more of the Company's net sales during fiscal 2017, 2016 or 2015.

Note 18. Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Net gains due to foreign exchange rate fluctuations after the effects of hedging activity were $1.0 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively, compared to net losses of $7.7 million in fiscal 2015. As of March 31, 2017 and 2016, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in the years ended March 31, 2017, 2016 and 2015. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

In March 2015, the Company entered into ten-year fixed-to-floating interest rate swap agreements designated as fair value hedges of the changes in fair value of a portion of the Company's fixed-rate 1.625% 2015 Senior Debt due to changes in the LIBOR swap rate, the designated benchmark interest rate. The Company pays variable interest equal to the three-month LIBOR minus 53.6 basis points and it receives a fixed interest rate of 1.625%. The notional amount of these contracts outstanding at March 31, 2015 was $431.3 million, representing 25% of the principal amount of the 2015 Senior Debt.

In February 2016, the Company terminated its interest rate swap agreements. Upon termination, the contracts were in an asset position, resulting in cash receipts of approximately $25.7 million, which included $3.7 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the 2015 Senior Debt and is being amortized as a reduction of interest expense over the remaining life of the debt. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statements of cash flows.

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the years ended March 31, 2016 and 2015. The difference represents hedge ineffectiveness (amounts in thousands):

	Year ended March 31,
	2016		2015
Income Statement Classification	Gain (Loss) on 2015 Senior Debt	Gain (Loss) on Interest Rate Swap	Gain (Loss) on 2015 Senior Debt	Gain (Loss) on Interest Rate Swap
Other income (expense)	$(18,060)	$16,345	$(8,302)	$8,928

Note 19. Net Income Per Common Share From Continuing Operations Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share from continuing operations attributable to Microchip stockholders (in thousands, except per share amounts):

	Year Ended March 31,
	2017	2016	2015
Net income from continuing operations attributable to Microchip	$170,592	$324,132	$369,009
Weighted average common shares outstanding	217,196	203,384	200,937
Dilutive effect of stock options and RSUs	4,357	3,350	3,642
Dilutive effect of 2007 Junior Debt	12,715	10,654	18,982
Dilutive effect of 2015 Senior Debt	538	—	—
Dilutive effect of 2017 Senior Debt	—	—	—
Dilutive effect of 2017 Junior Debt	—	—	—
Weighted average common and potential common shares outstanding	234,806	217,388	223,561
Basic net income per common share from continuing operations attributable to Microchip stockholders	$0.79	$1.59	$1.84
Diluted net income per common share from continuing operations attributable to Microchip stockholders	$0.73	$1.49	$1.65

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for the year ended March 31, 2017. For the year ended March 31, 2016, the number of option shares that were antidilutive was 298,015.

Diluted net income per common share from continuing operations attributable to stockholders for fiscal 2017, 2016, and 2015 includes 12,714,831, 10,654,070 and 18,982,440 shares, respectively, issuable upon the exchange of the Company's 2007 Junior Debt.  In February 2017, the Company issued an aggregate of 11,997,924 shares in the settlement of $431.3 million principal amount of the 2007 Junior Debt.  The shares that were issued are included in the weighted average dilutive common shares outstanding through the date of the issuance and were reflected in the weighted average common shares outstanding thereafter. Diluted net income per common share from continuing operations attributable to stockholders for fiscal 2017 includes 538,044 shares issuable upon the exchange of the Company's 2015 Senior Debt. There were no shares issuable upon the exchange of the Company's senior and junior debt issued in fiscal 2017 nor were any shares issuable upon the exchange of the Company's 2015 Senior Debt for fiscal 2016 and fiscal 2015. The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 11 for details on the convertible debt):

	March 31,
	2017	2016	2015
2007 Junior Debt	$24.01	$24.73	$25.48
2015 Senior Debt	$65.21	$67.19	$68.25
2017 Senior Debt	$100.58	$—	$—
2017 Junior Debt	$98.81	$—	$—

Note 20.     Quarterly Results (Unaudited)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2017.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in thousands, except per share amounts):

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$799,411	$871,364	$834,366	$902,666	$3,407,807
Gross profit	348,490	410,621	465,259	532,826	1,757,196
Operating income	(59,104)	62,760	118,074	154,087	275,817
Net income	(113,363)	33,919	107,175	136,908	164,639
Diluted net income per common share attributable to Microchip stockholders	(0.53)	0.14	0.46	0.57	0.71

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$533,952	$541,391	$540,344	$557,647	$2,173,334
Gross profit	309,017	300,950	292,718	302,779	1,205,464
Operating income	121,319	74,948	76,132	79,946	352,345
Net income	130,460	64,899	61,211	67,355	323,925
Less: Net loss attributable to noncontrolling interests	207	—	—	—	207
Net income attributable to Microchip Technology	130,667	64,899	61,211	67,355	324,132
Diluted net income per common share attributable to Microchip stockholders	0.60	0.30	0.28	0.31	1.49

Refer to Note 3, Special Charges and Other, Net, for an explanation of the special charges included in operating income in fiscal 2017 and fiscal 2016. Refer to Note 11, Debt and Credit Facility, for an explanation of the loss on settlement of convertible debt of approximately $43.9 million included in net income (loss) during the fourth quarter of fiscal 2017. Refer to Note 4, Investments, for an explanation of the net realized gain from sales of available-for-sale marketable equity securities included in net income during the first quarter of fiscal 2016. No material net realized gains or losses occurred in fiscal 2017.

Note 21.     Supplemental Financial Information

Cash paid for income taxes amounted to $48.4 million, $25.4 million and $25.5 million during fiscal 2017, 2016 and 2015, respectively.  Cash paid for interest on borrowings amounted to $82.5 million in fiscal 2017, $52.9 million in fiscal 2016 and $40.2 million in fiscal 2015.

A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2017, 2016 and 2015 follows (amounts in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Fiscal Year 2017	$161,834	$15,220	$37,578	$(4,512)	$210,120
Fiscal Year 2016	116,482	5,535	47,834	(8,017)	161,834
Fiscal Year 2015	93,811	—	36,957	(14,286)	116,482

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2017, 2016 and 2015 follows (amounts in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year 2017	$2,540	$184	$(640)	$2,084
Fiscal Year 2016	2,621	59	(140)	2,540
Fiscal Year 2015	2,918	104	(401)	2,621

(1) Deductions represent uncollectible accounts written off, net of recoveries.

Accumulated Other Comprehensive Income

The following tables present the changes in the components of accumulated other comprehensive income (AOCI) for the years ended March 31, 2017 and March 31, 2016:

Year ended March 31, 2017	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2016	$348	$44	$(3,749)	$(3,357)
Other comprehensive loss before reclassifications	(1,558)	(5,307)	(5,678)	(12,543)
Amounts reclassified from accumulated other comprehensive income (loss)	1,522	—	—	1,522
Net other comprehensive loss	(36)	(5,307)	(5,678)	(11,021)
Balance at March 31, 2017	$312	$(5,263)	$(9,427)	$(14,378)

Year ended March 31, 2016	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2015	$14,537	$13	$(3,474)	$11,076
Other comprehensive (loss) income before reclassifications	(3,241)	31	—	(3,210)
Amounts reclassified from accumulated other comprehensive income (loss)	(10,948)	—	—	(10,948)
Net other comprehensive income (loss)	(14,189)	31	—	(14,158)
Purchase of shares from noncontrolling interest	—	—	(275)	(275)
Balance at March 31, 2016	$348	$44	$(3,749)	$(3,357)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the consolidated statements of income.

	Year ended March 31,
Description of AOCI Component	2017	2016	2015	Related Statement of Income Line
Unrealized (losses) gains on available-for-sale securities	$(1,522)	$10,948	$18,706	Other income, net
Taxes	—	—	(12)	Provision for income taxes
Reclassification of realized transactions, net of taxes	$(1,522)	$10,948	$18,694	Net Income

Note 22.     Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.441, $1.433 and $1.425 during fiscal 2017, 2016 and 2015, respectively. Total dividend payments amounted to $315.4 million, $291.1 million and $286.5 million during fiscal 2017, 2016 and 2015, respectively.