Form 10-Q
period 2017-09-30
MICROCHIP TECHNOLOGY INC
filed 2017-11-07
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Class	Outstanding at October 27, 2017
Common Stock, $0.001 par value	233,905,387 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	September 30, 2017	March 31, 2017
Cash and cash equivalents	$826,407	$908,684
Short-term investments	488,197	394,088
Accounts receivable, net	545,416	478,373
Inventories	456,939	417,202
Prepaid expenses	44,404	41,354
Assets held for sale	—	6,459
Other current assets	82,059	58,880
Total current assets	2,443,422	2,305,040
Property, plant and equipment, net	722,780	683,338
Long-term investments	529,249	107,457
Goodwill	2,299,009	2,299,009
Intangible assets, net	1,905,730	2,148,092
Long-term deferred tax assets	81,370	68,870
Other assets	73,638	75,075
Total assets	$8,055,198	$7,686,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$182,599	$149,233
Accrued liabilities	221,244	212,450
Deferred income on shipments to distributors	324,363	292,815
Current portion of long-term debt	5,980	49,952
Total current liabilities	734,186	704,450
Long-term debt	3,011,852	2,900,524
Long-term income tax payable	194,342	184,945
Long-term deferred tax liability	328,235	409,045
Other long-term liabilities	240,459	217,206
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,150,952 shares issued and 233,847,159 shares outstanding at September 30, 2017; 249,463,733 shares issued and 229,093,658 shares outstanding at March 31, 2017	234	229
Additional paid-in capital	2,590,085	2,537,344
Common stock held in treasury: 19,303,793 shares at September 30, 2017; 20,370,075 shares at March 31, 2017	(698,078)	(731,884)
Accumulated other comprehensive loss	(17,812)	(14,378)
Retained earnings	1,671,695	1,479,400
Total stockholders' equity	3,546,124	3,270,711
Total liabilities and stockholders' equity	$8,055,198	$7,686,881
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,012,139	$871,364	$1,984,280	$1,670,775
Cost of sales (1)	398,045	460,743	785,747	911,664
Gross profit	614,094	410,621	1,198,533	759,111

Research and development (1)	133,621	137,795	264,101	285,678
Selling, general and administrative (1)	114,289	120,129	228,561	277,634
Amortization of acquired intangible assets	120,913	80,394	241,758	160,565
Special charges and other, net	19,872	9,543	17,116	31,578
Operating expenses	388,695	347,861	751,536	755,455

Operating income	225,399	62,760	446,997	3,656
Losses on equity method investment	(56)	(56)	(111)	(112)
Other income (expense):
Interest income	4,609	445	8,135	1,264
Interest expense	(49,459)	(35,126)	(98,949)	(69,542)
Loss on settlement of convertible debt	—	—	(13,826)	—
Other income (loss), net	5,743	(2,789)	10,195	(779)
Income (loss) before income taxes	186,236	25,234	352,441	(65,513)
Income tax (benefit) provision	(2,920)	(10,340)	(7,302)	8,138
Net income (loss) from continuing operations	189,156	35,574	359,743	(73,651)
Discontinued operations:
Loss from discontinued operations	—	(1,850)	—	(7,323)
Income tax benefit	—	(195)	—	(1,530)
Net loss from discontinued operations	—	(1,655)	—	(5,793)

Net income (loss)	$189,156	$33,919	$359,743	$(79,444)

Basic net income (loss) per common share
Net income (loss) from continuing operations	$0.81	$0.17	$1.55	$(0.34)
Net loss from discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.81	$0.16	$1.55	$(0.37)
Diluted net income (loss) per common share
Net income (loss) from continuing operations	$0.77	$0.15	$1.48	$(0.34)
Net loss from discontinued operations	—	(0.01)	—	(0.03)
Net income (loss)	$0.77	$0.14	$1.48	$(0.37)
Dividends declared per common share	$0.3620	$0.3600	$0.7235	$0.7195
Basic common shares outstanding	233,299	215,524	231,364	214,935
Diluted common shares outstanding	244,767	233,960	243,835	214,935
(1) Includes share-based compensation expense as follows:
Cost of sales	$3,699	$4,100	$7,093	$11,997
Research and development	10,587	10,171	20,876	27,688
Selling, general and administrative	9,324	10,119	18,049	44,284
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$189,156	$33,919	$359,743	$(79,444)
Components of other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses), net of tax effect	490	(404)	(354)	(1,729)
Reclassification of realized transactions, net of tax effect	—	7	—	89
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax benefit of $2,311 $742, $1,385 and $3,745, respectively	618	(1,525)	(3,496)	(8,330)
Reclassification of realized transactions, net of tax effect	213	—	416	—
Change in net foreign currency translation adjustment	—	454	—	(2,569)
Other comprehensive income (loss), net of tax effect	1,321	(1,468)	(3,434)	(12,539)
Comprehensive income (loss)	$190,477	$32,451	$356,309	$(91,983)

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$359,743	$(79,444)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,356	225,957
Deferred income taxes	(46,939)	(17,820)
Share-based compensation expense related to equity incentive plans	46,018	83,969
Loss on settlement of convertible debt	13,826	—
Amortization of debt discount on convertible debt	52,306	24,413
Amortization of debt issuance costs	3,339	2,118
Losses on equity method investments	111	112
Gains on sale of assets	(5,381)	(75)
Losses on write-down of fixed assets	53	317
Impairment of intangible assets	215	1,984
Realized losses on available-for-sale investment	—	89
Realized gains on equity method investment	—	(468)
Amortization of premium on available-for-sale investments	593	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(67,043)	(25,432)
(Increase) decrease in inventories	(40,149)	215,950
Increase in deferred income on shipments to distributors	31,548	39,764
Increase (decrease) in accounts payable and accrued liabilities	25,806	(22,017)
Change in other assets and liabilities	16,721	(13,641)
Operating cash flows related to discontinued operations	—	10,314
Net cash provided by operating activities	695,123	446,090
Cash flows from investing activities:
Purchases of available-for-sale investments	(879,437)	(25)
Maturities of available-for-sale investments	363,086	350
Sales of available-for-sale investments	—	470,215
Sale of equity method investment	—	468
Acquisition of Atmel, net of cash acquired	—	(2,747,516)
Investments in other assets	(3,838)	(3,232)
Proceeds from sale of assets	10,241	66
Capital expenditures	(82,025)	(36,646)
Net cash used in investing activities	(591,973)	(2,316,320)
Cash flows from financing activities: (1)
Payments on conversion of convertible debt	(15,166)	—
Repayments of revolving loan under credit facility	(113,000)	(951,500)
Proceeds from borrowings on revolving loan under credit facility	113,000	1,385,000
Deferred financing costs	(814)	—
Payment of cash dividends	(167,448)	(154,877)
Proceeds from sale of common stock	19,568	25,452
Tax payments related to shares withheld for vested restricted stock units	(21,176)	(35,843)
Capital lease payments	(391)	(391)
Net cash (used in) provided by financing activities	(185,427)	267,841
Effect of foreign exchange rate changes on cash and cash equivalents	—	(374)
Net decrease in cash and cash equivalents	(82,277)	(1,602,763)
Cash and cash equivalents at beginning of period	908,684	2,092,751
Cash and cash equivalents at end of period	$826,407	$489,988
Schedule of significant non-cash financing activity:
(1) During the six months ended September 30, 2017, the Company issued $111.3 million principal amount of 2017 Junior Notes and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Notes. Refer to Note 13 Debt and Credit Facility for further discussion.

See accompanying notes to condensed consolidated financial statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned and controlled subsidiaries (the Company).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  The results of operations for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 or for any other period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12-Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The update eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the update simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The effective date will be for fiscal years beginning after December 15, 2018 and early adoption is permitted. Adoption will be applied through a cumulative-effect adjustment for cash flow and net investment hedges existing at the date of adoption and prospectively for presentation and disclosure. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP.  In July 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of the standards will have on its consolidated financial statements. The Company currently expects to adopt the standard under the modified retrospective method. The final adoption method will depend on the results of the Company's ongoing assessment of the standard, which is expected to be completed later in fiscal 2018.

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

As the Company completed the sale of the mobile touch assets on November 10, 2016, there are no discontinued operations for the three and six months ended September 30, 2017. The results of discontinued operations for the three and six months ended September 30, 2016 are as follows (amounts in thousands):

	September 30, 2016
	Three Months Ended	Six Months Ended
Net sales	$8,035	$17,411
Cost of sales	6,939	15,363
Operating expenses	2,946	9,371
Income tax benefit	(195)	(1,530)
Net loss from discontinued operations	$(1,655)	$(5,793)

Note 5. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restructuring
Employee separation costs	$301	$9,205	$1,387	$28,821
Gain on sale of assets	—	—	(4,447)	—
Impairment charges	—	—	100	1,961
Contract exit costs	19,568	302	20,154	340
Other	3	36	(78)	456
Total	$19,872	$9,543	$17,116	$31,578

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

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $52.5 million in costs since the start of fiscal 2015 in connection with employee separation activities, of which $0.3 million and $1.4 million was incurred during the three and six months ended September 30, 2017, respectively, and $9.2 million and $28.8 million was incurred during the during the three and six months ended September 30, 2016, respectively. These employee separation activities are now substantially complete and any future amounts are not expected to be material. The Company has incurred $64.9 million in costs in connection with contract exit activities since the start of fiscal 2015 of which $19.6 million and $20.2 million was incurred during the three and six months ended September 30, 2017, respectively, and $0.3 million was incurred for each of the three and six months ended September 30, 2016. These acquisition-related contract exit activities are now substantially complete and any future amounts are not expected to be material.

In the three months ended September 30, 2017, the Company recognized a $19.5 million charge for fees associated with transitioning from the public utility provider in Oregon to a lower cost direct access provider. The fee will be paid monthly starting in calendar year 2018 and will depend on the amount of actual energy consumed by the Company's wafer fabrication facility in Oregon over the next five years. In connection with the transition to a direct access provider, the Company signed a ten-year supply agreement to purchase monthly amounts of energy that are less than the current average usage and priced on a per mega watt hour published index rate in effect at those future dates.

In the three months ended June 30, 2017, the Company completed the sale of an asset it acquired as part of its acquisition of Micrel for proceeds of $10.0 million and the gain of $4.4 million is included in the gain on sale of assets in the above table. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in the Company's consolidated financial statements.

The impairment losses in the six months ended September 30, 2016 were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. The following is a rollforward of accrued restructuring charges from April 1, 2017 to September 30, 2017 (amounts in thousands):

	Employee Separation Costs	Exit Costs	Total
Balance at April 1, 2017 - Restructuring Accrual	$5,474	$34,751	$40,225
Charges	1,387	20,154	21,541
Payments	(4,403)	(5,037)	(9,440)
Non-cash - Other	(287)	300	13
Foreign exchange gains	258	—	258
Balance at September 30, 2017 - Restructuring Accrual	$2,429	$50,168	$52,597
Current			$13,605
Non-current			38,992
			$52,597

The restructuring liability of $52.6 million is included in accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheet as of September 30, 2017.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2017 (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017		September 30, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$986,361	$588,316	$1,933,467	$1,147,720
Technology licensing	25,778	25,778	50,813	50,813
Total	$1,012,139	$614,094	$1,984,280	$1,198,533

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

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at September 30, 2017 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$612,396	$12	$(1,456)	$610,952
Municipal bonds - taxable	10,000	16	—	10,016
Corporate bonds and debt	393,630	87	(182)	393,535
Marketable equity securities	707	2,236	—	2,943
Total	$1,016,733	$2,351	$(1,638)	$1,017,446

The following is a summary of available-for-sale securities at March 31, 2017 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$227,089	$3	$(227)	$226,865
Municipal bonds - tax-exempt	55,289	—	(10)	55,279
Municipal bonds - taxable	10,000	43	—	10,043
Corporate bonds and debt	207,888	53	(169)	207,772
Marketable equity securities	707	879	—	1,586
Total	$500,973	$978	$(406)	$501,545

At September 30, 2017, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $488.2 million and long-term investments of $529.2 million.  At March 31, 2017, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $394.1 million and long-term investments of $107.5 million.

The Company had no proceeds from sales of available-for-sale investments during the six months ended September 30, 2017. The Company sold available-for-sale investments for proceeds of $470.6 million during the six months ended September 30, 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. An immaterial amount of available-for-sale investments were sold during the three months ended September 30, 2016. The Company had no material realized gains from the sale of available-for-sale securities during the three and six months ended September 30, 2017 and 2016. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of operations.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$596,240	$(1,456)	$—	$—	$596,240	$(1,456)
Corporate bonds and debt	251,785	(182)	—	—	251,785	(182)
Total	$848,025	$(1,638)	$—	$—	$848,025	$(1,638)

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$196,875	$(227)	$—	$—	$196,875	$(227)
Municipal bonds	55,279	(10)	—	—	55,279	(10)
Corporate bonds and debt	132,820	(169)	—	—	132,820	(169)
Total	$384,974	$(406)	$—	$—	$384,974	$(406)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2017 and the Company's intent is to hold these investments until these assets are no longer impaired.

The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2017, by contractual maturity, excluding marketable equity securities of $2.9 million, which have no contractual maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$397,536	$2	$(177)	$397,361
Due after one year and through five years	618,490	113	(1,461)	617,142
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$1,016,026	$115	$(1,638)	$1,014,503

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2017 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$179,694	$—	$179,694
Deposit accounts	—	646,713	646,713
Short-term investments:
Marketable equity securities	2,943	—	2,943
Corporate bonds and debt	—	293,708	293,708
Government agency bonds	—	181,530	181,530
Municipal bonds - taxable		10,016	10,016
Long-term investments:
Corporate bonds and debt	—	99,827	99,827
Government agency bonds	—	429,422	429,422
Total assets measured at fair value	$182,637	$1,661,216	$1,843,853

Assets measured at fair value on a recurring basis at March 31, 2017 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$343,815	$—	$343,815
Deposit accounts	—	564,869	564,869
Short-term investments:
Marketable equity securities	1,586	—	1,586
Corporate bonds and debt	—	165,207	165,207
Government agency bonds	—	161,973	161,973
Municipal bonds - non-taxable	—	55,279	55,279
Municipal bonds - taxable	—	10,043	10,043
Long-term investments:
Corporate bonds and debt	—	42,565	42,565
Government agency bonds	—	64,892	64,892
Total assets measured at fair value	$345,401	$1,064,828	$1,410,229

There were no transfers between Level 1 and Level 2 during the three and six months ended September 30, 2017 or the fiscal year ended March 31, 2017. There were no assets measured at fair value on a recurring basis classified as Level 3 at September 30, 2017 or March 31, 2017.

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and six-month periods ended September 30, 2017 and September 30, 2016. These investments are included in other assets on the condensed consolidated balance sheet.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2017 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debt

The Company measures the fair value of its senior and junior subordinated convertible debt for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt as of September 30, 2017 and March 31, 2017 (amounts in thousands). As of September 30, 2017 and March 31, 2017, the carrying amounts of the Company's senior and junior subordinated convertible debt have been reduced by debt issuance costs of $36.0 million and $38.3 million, respectively.

	September 30, 2017		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2017 Senior Debt	$1,410,892	$2,520,225	$1,384,914	$2,106,225
2015 Senior Debt	$1,285,498	$3,005,813	$1,261,787	$2,481,708
2017 Junior Debt	$322,487	$834,665	$262,298	$586,609
2007 Junior Debt	$5,980	$63,999	$49,952	$445,142

Note 10.	Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	September 30, 2017	March 31, 2017
Trade accounts receivable	$539,569	$473,238
Other	7,990	7,219
Total accounts receivable, gross	547,559	480,457
Less allowance for doubtful accounts	2,143	2,084
Total accounts receivable, net	$545,416	$478,373

Inventories

The components of inventories consist of the following (amounts in thousands):

	September 30, 2017	March 31, 2017
Raw materials	$19,746	$14,430
Work in process	296,941	268,281
Finished goods	140,252	134,491
Total inventories	$456,939	$417,202

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	September 30, 2017	March 31, 2017
Land	$73,446	$73,447
Building and building improvements	501,974	499,668
Machinery and equipment	1,861,622	1,774,920
Projects in process	108,128	104,318
Total property, plant and equipment, gross	2,545,170	2,452,353
Less accumulated depreciation and amortization	1,822,390	1,769,015
Total property, plant and equipment, net	$722,780	$683,338

Depreciation expense attributed to property, plant and equipment was $29.9 million and $58.9 million for the three and six months ended September 30, 2017, respectively, compared to $30.0 million and $61.0 million for the three and six months ended September 30, 2016, respectively.

Note 11.     Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	September 30, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,939,833	$(532,821)	$1,407,012
Customer-related	716,945	(249,773)	467,172
Trademarks and trade names	11,700	(10,668)	1,032
In-process research and development	29,379	—	29,379
Distribution rights	5,578	(5,368)	210
Other	1,449	(524)	925
Total	$2,704,884	$(799,154)	$1,905,730

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,932,329	$(419,468)	$1,512,861
Customer-related	716,945	(123,616)	593,329
Trademarks and trade names	11,700	(9,636)	2,064
In-process research and development	38,511	—	38,511
Distribution rights	5,578	(5,346)	232
Other	1,449	(354)	1,095
Total	$2,706,512	$(558,420)	$2,148,092

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. During the six months ended September 30, 2017, $8.9 million of in-process research and development reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2018 through fiscal 2022, absent any future acquisitions or impairment charges (amounts in thousands):

Fiscal Year Ending March 31,	Projected Amortization Expense
2018	$244,942
2019	361,769
2020	313,684
2021	257,444
2022	190,439

Amortization expense attributed to intangible assets was $122.7 million and $245.5 million for the three and six months ended September 30, 2017, respectively. Amortization expense attributed to intangible assets was $82.8 million and $165.3 million for the three and six months ended September 30, 2016, respectively. In the three and six months ended September 30, 2017, approximately $1.9 million and $3.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $120.8 million and $241.6 million, respectively, was charged to operating expenses.  In the three and six months ended September 30, 2016, approximately $1.0 million and $1.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $81.8 million and $163.4 million, respectively, was charged to operating expenses.  The Company recognized an immaterial amount of intangible asset impairment charges in the three and six months ended September 30, 2017. In connection with its acquisition of Atmel, the Company recognized intangible asset impairment charges of $2.0 million for the six months ended September 30, 2016. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

The following shows the goodwill balance as of September 30, 2017 and March 31, 2017 by segment (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$2,279,809	$19,200

At March 31, 2017, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2017, the Company has never recorded an impairment charge against its goodwill balance.

Note 12.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  The Company had a negative effective tax rate of 2.1% for the six months ended September 30, 2017 and a negative effective tax rate of 12.4% for the six months ended September 30, 2016.  The Company's effective tax rate for the six months ended September 30, 2017 is higher compared to the prior year primarily due to acquisition-related expenses in the prior year. The Company's effective tax rate is lower than statutory rates in the U.S. due primarily to its mix of earnings in foreign jurisdictions with lower tax rates as well as numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effected tax rate. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand and Ireland, and earnings accrued by the Company's offshore technology company which is resident in the Cayman Islands.

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

Note 13.	Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				September 30, 2017	March 31, 2017
Senior Indebtedness
Credit Facility				$—	$—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Debt, maturing February 15, 2027 (2017 Senior Debt)	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Debt, maturing February 15, 2025 (2015 Senior Debt)	1.625%	5.9%	1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Debt, maturing February 15, 2037 (2017 Junior Debt)	2.250%	7.4%	321.1	686.3	575.0
2007 Junior Debt, maturing December 15, 2037 (2007 Junior Debt)	2.125%	9.1%	6.1	17.3	143.8
Total Convertible Debt				4,498.6	4,513.8

Gross long-term debt including current maturities				4,498.6	4,513.8
Less: Debt discount (2)				(1,437.7)	(1,516.5)
Less: Debt issuance costs (3)				(43.0)	(46.8)
Net long-term debt including current maturities				3,017.9	2,950.5
Less: Current maturities (4)				(6.0)	(50.0)
Net long-term debt				$3,011.9	$2,900.5

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

(2) The unamortized discount includes the following (in millions):

	September 30,	March 31,
	2017	2017
2017 Senior Debt	$(642.2)	$(667.5)
2015 Senior Debt	(423.8)	(446.6)
2017 Junior Debt	(360.5)	(309.3)
2007 Junior Debt	(11.2)	(93.1)
Total unamortized discount	$(1,437.7)	$(1,516.5)

(3) Debt issuance costs include the following (in millions):

	September 30,	March 31,
	2017	2017
Senior Credit Facility	$(7.0)	$(8.5)
2017 Senior Debt	(16.9)	(17.6)
2015 Senior Debt	(15.7)	(16.6)
2017 Junior Debt	(3.3)	(3.4)
2007 Junior Debt	(0.1)	(0.7)
Total debt issuance costs	$(43.0)	$(46.8)

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

	Dividend adjusted rates as of September 30, 2017
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Maximum Incremental Rate, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Debt	10.0322	$99.68	5.0161	14.2959
2015 Senior Debt	15.6445	$63.92	7.8223	21.9023
2017 Junior Debt	10.2114	$97.93	5.1057	14.2959
2007 Junior Debt	42.5069	$23.53	NA	48.8829

As of September 30, 2017, the holders of the 2007 Junior Debt had the right to convert their debentures between October 1, 2017 and December 31, 2017 because the Company's common stock has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended September 30, 2017. In June 2017, the Company received notification from certain holders of the 2007 Junior Debt of their intent to convert $15.2 million in principal value according to the terms of the debt and the Company settled the principal amount in cash and issued 0.5 million shares of its common stock in respect of the conversion value in excess of the principal amount in the second quarter of fiscal 2018. Since June 2017, additional holders have notified the Company of their intent to convert according to the terms of the debt. In addition, the Company has announced its intention to call the remaining outstanding 2007 Junior Debt on or after December 15, 2017. Therefore, the 2007 Junior Debt is classified as a current liability on the consolidated balance sheet as of September 30, 2017 and March 31, 2017. If the Company does not call the 2007 Junior Debt in December 2017, additional interest will be due on the notes based on the trading value of the notes of 0.25% if the debentures are trading at less than $400 and a 0.5% additional interest rate if the debentures are trading at greater than $1,500. Based on the current trading price of the debentures, the contingent interest rate beginning in December 2017 would be 0.5% of the average trading price. The if-converted value of the debentures exceeded the principal amount by $48.6 million at September 30, 2017.

As of September 30, 2017, the 2015 Senior Debt is convertible and had a value if converted above par of $697.9 million.

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

Interest expense includes the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Debt issuance amortization	$0.9	$0.4	$1.8	$0.8
Amortization of debt discount - non cash interest expense	26.3	12.3	52.3	24.4
Coupon interest expense	19.4	10.1	38.8	20.2
Total	$46.6	$22.8	$92.9	$45.4

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.38 years, 7.38 years, 19.38 years and 20.21 years for the 2017 Senior Debt, 2015 Senior Debt, 2017 Junior Debt and 2007 Junior Debt, respectively.

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

Credit Facility

The Company maintains a credit facility which is available until February 4, 2020 (the "Credit Agreement"). At the beginning of the second quarter of fiscal 2018, the credit facility had a borrowing capacity of $2.774 billion comprised of two tranches; one tranche terminating in 2018 (the "2018 Tranche") and one tranche terminating in 2020 (the "2020 Tranche"). During the second quarter of fiscal 2018, the Company terminated the 2018 Tranche and in connection with such termination increased the commitments for the 2020 Tranche. As of September 30, 2017, the 2020 Tranche commitment under the credit facility was $2.727 billion. Subsequent to September 30, 2017, the Company obtained additional 2020 Tranche commitments bringing the aggregate 2020 Tranche commitments to $2.822 billion.

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

In February 2017, the Company used $1,682.5 million of the proceeds from the issuance of the 2017 Senior Debt and 2017 Junior Debt to pay off the entire balance on its line of credit. In connection with the February 2017 amendment to the Credit Agreement, the Company incurred $2.1 million of issuance fees which will be amortized over the term of the facility and for which the balance is recorded net of any outstanding Credit Facility balance. At September 30, 2017 and March 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $2.3 million and $5.0 million in the three and six months ended September 30, 2017, respectively, compared to $12.0 million and $23.6 million for the three and six months ended September 30, 2016, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the tranche maturity date, which is February 4, 2020. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated bases. At September 30, 2017, the Company was in compliance with these covenants.

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

The aggregate net pension expense relating to these two plans are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service costs	$388	$363	$741	$727
Interest costs	249	241	489	484
Amortization of actuarial loss	219	—	422	—
Settlements and curtailments	(36)	—	(36)	231
Net pension period cost	$820	$604	$1,616	$1,442

Interest costs and amortization of actuarial losses are recorded in the other income, net line item in the statement of operations. The Company's net periodic pension cost for fiscal 2018 is expected to be approximately $2.6 million. Cash funding for benefits paid was $0.2 million and $0.3 million for the three and six months ended September 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended September 30, 2016, respectively. The Company expects total contributions to these plans to be approximately $0.7 million in fiscal 2018.

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
Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  The Continental airbag control units, ASICs and vehicle recalls are also at issue in In re: Continental Airbag Products Liability Litigation, described above.  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $69.7 million (but subject to increase). The Company's Atmel subsidiaries intend to defend this action vigorously.
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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2017, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $153.0 million. There are some licensing agreements in place that do not specify indemnification limits.  As of September 30, 2017, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 16.	Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Foreign exchange rate fluctuations after the effects of hedging activity resulted in net gains of $5.0 million and $9.6 million during the three and six months ended September 30, 2017, respectively, compared to net losses of $2.9 million and $2.2 million during the three and six months ended September 30, 2016, respectively.  As of September 30, 2017 and March 31, 2017, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net realized gains and losses on foreign currency forward contracts in each of the three and six months ended September 30, 2017 and 2016. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

Commodity Price Risk

The Company is exposed to fluctuations in prices for energy that it consumes, particularly electricity and natural gas. The Company also enters into variable-priced contracts for some purchases of electricity and natural gas, on an index basis. The Company seeks, or may seek, to partially mitigate these exposures through fixed-price contracts. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases or normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Note 17.	Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, for the six months ended September 30, 2017 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2017	$312	$(5,263)	$(9,427)	$(14,378)
Other comprehensive loss before reclassifications	(354)	(3,496)	—	(3,850)
Amounts reclassified from accumulated other comprehensive loss	—	416	—	416
Net other comprehensive loss	(354)	(3,080)	—	(3,434)
Accumulated other comprehensive loss at September 30, 2017	$(42)	$(8,343)	$(9,427)	$(17,812)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Six Month Ended
	September 30,		September 30,
Description of AOCI Component	2017	2016	2017	2016	Related Statement of Income Line
Unrealized (losses) gains on available-for-sale securities	$—	$(7)	$—	$(89)	Other income

Note 18.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales (1)	$3,699	$4,100	$7,093	$11,997
Research and development	10,587	10,171	20,876	27,688
Selling, general and administrative	9,324	10,119	18,049	44,284
Pre-tax effect of share-based compensation	23,610	24,390	46,018	83,969
Income tax benefit (2)	7,846	8,358	15,274	29,246
Net income effect of share-based compensation	$15,764	$16,032	$30,744	$54,723

(1) During the three and six months ended September 30, 2017, $3.1 million and $5.8 million, respectively, of share-based compensation expense was capitalized to inventory and $3.7 million and $7.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2016, $2.7 million and $5.5 million, respectively, of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during the three months ended September 30, 2016 included $4.1 million of previously capitalized share-based compensation expense in inventory that was sold. The amount of share-based compensation included in cost of sales during the six months ended September 30, 2016 included $7.8 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory.

(2) Amounts exclude excess tax benefits related to share-based compensation of $8.2 million and $14.1 million, respectively, for the three and six months ended September 30, 2017 and $5.8 million and $12.5 million, respectively, for the three and six months ended September 30, 2016.

Atmel Acquisition-related Equity Awards

During the three months ended September 30, 2016, the Company recognized $6.2 million of share-based compensation expense in connection with the acquisition of Atmel. During the six months ended September 30, 2016, the Company recognized $49.4 million of share-based compensation expense in connection with awards assumed in the acquisition of Atmel, of which $37.2 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Atmel employees.

Note 19.	Net Income (Loss) Per Common Share From Continuing Operations

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$189,156	$35,574	$359,743	$(73,651)
Weighted average common shares outstanding	233,299	215,524	231,364	214,935
Dilutive effect of stock options and RSUs	4,464	4,465	4,490	—
Dilutive effect of 2007 Junior debt	678	13,971	2,403	—
Dilutive effect of 2015 Senior debt	6,326	—	5,578	—
Dilutive effect of 2017 Senior debt	—	—	—	—
Dilutive effect of 2017 Junior debt	—	—	—	—
Weighted average common and potential common shares outstanding	244,767	233,960	243,835	214,935
Basic net income (loss) per common share from continuing operations	$0.81	$0.17	$1.55	$(0.34)
Diluted net income (loss) per common share from continuing operations	$0.77	$0.15	$1.48	$(0.34)

The Company computed basic net income (loss) per common share from continuing operations using net income (loss) from continuing operations and the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share from continuing operations using net income (loss) from continuing operations and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for the three and six months ended September 30, 2017, and the three months ended September 30, 2016. For the six months ended September 30, 2016, the calculation of diluted net loss per common share excluded 4,312,066 common shares from employee equity incentive plans as the related impact would have been anti-dilutive as the Company generated a net loss.

Diluted net income (loss) per common share from continuing operations for the three and six months ended September 30, 2017, includes 677,848 shares and 2,403,261 shares, respectively, issuable upon the exchange of the Company's 2007 Junior Debt and 6,326,313 shares and 5,577,932 shares, respectively, issuable upon the exchange of the Company's 2015 Senior Debt. Diluted net income per common share from continuing operations for the three months ended September 30, 2016 includes 13,971,278 shares issuable upon the exchange of the Company's 2007 Junior Debt (see Note 13 for details on the convertible debt). For the six months ended September 30, 2016, the calculation of diluted net loss per common share excluded 13,068,545 shares issuable upon the exchange of the Company's 2007 Junior Debt (see Note 13) as the related impact would have been anti-dilutive as the Company generated a net loss for such period.  The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 13 for details on the convertible debt):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
2007 Junior Debt	$23.58	$24.07	$23.64	$24.15
2015 Senior Debt	$64.06	$65.38	$64.21	$65.60
2017 Senior Debt	$99.90	$—	$100.13	$—
2017 Junior Debt	$98.15	$—	$98.37	$—

Note 20. Stock Repurchase

The Company's Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the three and six months ended September 30, 2017.  There is no expiration date associated with this repurchase program.  As of September 30, 2017, the Company held approximately 19.3 million shares as treasury shares.

Note 21.	Dividends

A quarterly cash dividend of $0.3620 per share was paid on September 5, 2017 in the aggregate amount of $84.5 million.  Through the first six months of fiscal 2018, cash dividends of $0.7235 per share have been paid in the aggregate amount of $167.4 million. A quarterly cash dividend of $0.3625 per share was declared on November 6, 2017 and will be paid on December 5, 2017 to stockholders of record as of November 21, 2017. The Company expects the December 2017 payment of its quarterly cash dividend to be approximately $84.8 million.

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

•
Our expectation that our days of inventory levels will increase in the December 2017 quarter as we continue to make progress in moving towards our longer-term target of 115 to 120 days of inventory. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors. Discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At September 30, 2017, we had approximately $454.2 million of deferred revenue and $129.8 million in deferred cost of sales recognized as $324.4 million of deferred income on shipments to distributors.  At March 31, 2017, we had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $192.6 million at September 30, 2017 and $203.9 million at March 31, 2017.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of operations.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Recent Updates to Revenue Recognition

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606) and in August 2015, the FASB subsequently issued ASU 2015-14 "Deferral of the Effective Date," which supersedes existing revenue recognition guidance pursuant to US GAAP and will no longer permit us to defer revenue on sales to distributors until the products are sold to the end customer. Upon our adoption of ASU 2014-09 and 2015-14 beginning April 1, 2018, a portion of this deferred revenue will be required to be estimated and recognized upon sale to the distributor rather than upon the sale by the distributor to the end customer. See Note 2 to our condensed consolidated financial statements for additional information on the new guidance.

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through September 30, 2017, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees. Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense straight-line over the requisite service periods. Total share-based compensation during the six months ended September 30, 2017 was $46.0 million, of which $38.9 million was reflected in operating expenses and $7.1 million was reflected in cost of sales.  Total share-based compensation included in our inventory balance was $7.8 million at September 30, 2017.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in each of the three and six month periods ended September 30, 2017 and 2016.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.3	52.9	39.6	54.6
Gross profit	60.7	47.1	60.4	45.4

Research and development	13.2	15.8	13.3	17.1
Selling, general and administrative	11.3	13.8	11.5	16.6
Amortization of acquired intangible assets	11.9	9.2	12.2	9.6
Special charges and other, net	2.0	1.1	0.9	1.9
Operating income	22.3%	7.2%	22.5%	0.2%

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

Our net sales for the quarter ended September 30, 2017 were $1,012.1 million, an increase of 4.1% from the previous quarter's net sales of $972.1 million, and an increase of 16.2% from net sales of $871.4 million in the quarter ended September 30, 2016. Our net sales for the six months ended September 30, 2017 were $1,984.3 million, an increase of 18.8% from net sales of $1,670.8 million in the six months ended September 30, 2016.  Including the amount of revenue that could not be recognized under US GAAP during the six months ended September 30, 2016 relating to Atmel's inventory in the distribution channel on the acquisition date, net sales would have increased 16.1% in the six months ended September 30, 2017 compared to the same period in the prior year. The increase in net sales in the three months ended September 30, 2017 compared to the previous quarter's net sales and the increases in net sales in the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016 were primarily due to growth in our business driven by favorable economic and semiconductor industry conditions. Approximately 5% and 4% of the respective increases in net sales during the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016 were due to increases in the average price of products sold, including our adjustment of pricing on Atmel products during fiscal 2017 and the effect of changes in product mix.  Additionally, approximately 10% and 14% of the respective increases in net sales during the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016 were due to increases in the volume of products sold.  We sell a large number of products to a large and diverse customer base and there was not any product, customer or market that accounted for a material portion of the increase.  As discussed in the following paragraphs, there were revenue gains across our product lines, with the largest increase in microcontrollers, which is our largest product line.  This growth was due to favorable economic and semiconductor conditions and market share gains.  Key factors related to the amount of net sales during the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016 include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and six months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2017	%	2016	%	2017	%	2016	%
Microcontrollers	$665,234	65.9	$551,805	63.4	$1,300,747	65.5	$1,050,115	62.9
Analog, interface, mixed signal and timing products	239,189	23.6	225,078	25.8	478,244	24.1	437,413	26.2
Memory products	52,107	5.1	46,487	5.3	101,587	5.1	92,401	5.5
Technology licensing	25,778	2.5	23,670	2.7	50,813	2.6	44,258	2.6
Multi-market and other	29,831	2.9	24,324	2.8	52,889	2.7	46,588	2.8
Total sales	$1,012,139	100.0%	$871,364	100.0%	$1,984,280	100.0%	$1,670,775	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.9% and 65.5% of our net sales for the three and six months ended September 30, 2017, respectively, compared to approximately 63.4% and 62.9% of our net sales for the three and six months ended September 30, 2016, respectively.

Net sales of our microcontroller products increased 20.6% and 23.9% in the three and six months ended September 30, 2017, respectively, compared to the three and six months ended September 30, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions and market share gains.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 23.6% and 24.1% of our net sales for the three and six months ended September 30, 2017, respectively, compared to approximately 25.8% and 26.2% of our net sales for the three and six months ended September 30, 2016, respectively.

Net sales of our analog, interface, mixed signal and timing products increased 6.3% and 9.3% in the three and six months ended September 30, 2017, respectively, compared to the three and six months ended September 30, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions and market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 5.1% of our net sales for each of the three and six months ended September 30, 2017, compared to approximately 5.3% and 5.5% of our net sales for the three and six months ended September 30, 2016, respectively.

Net sales of our memory products increased 12.1% and 9.9% in the three and six months ended September 30, 2017, respectively, compared to the three and six months ended September 30, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 2.5% and 2.6% of our net sales for the three and six months ended September 30, 2017, respectively, compared to approximately 2.7% and 2.6% of our net sales for the three and six months ended September 30, 2016, respectively.

Net sales related to our technology licensing increased 8.9% and 14.8% in the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-Market and Other

Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and aerospace products. Revenue from these services and products accounted for approximately 2.9% and 2.7% of our net sales for the three and six months ended September 30, 2017, respectively, compared to approximately 2.8% of our net sales for each of the three and six months ended September 30, 2016.

MMO net sales increased 22.6% and 13.5% in the three and six months ended September 30, 2017, respectively, compared to the three and six months ended September 30, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions.

Distribution

Distributors accounted for approximately 53.5% of our net sales in the three months ended September 30, 2017 and approximately 56.1% of our net sales in the three months ended September 30, 2016. Distributors accounted for approximately 54.5% of our net sales in the six months ended September 30, 2017 and approximately 56.0% of our net sales in the six months ended September 30, 2016. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2017, our distributors maintained 31 days of inventory of our products compared to 33 days of inventory at our distributors at March 31, 2017.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 27 days and 37 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales, as we do not recognize revenue until the inventory is sold by the distributors.

Sales by Geography

Sales by geography for the three months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2017	%	2016	%	2017	%	2016	%
Americas	$182,077	18.0	$162,496	18.7	$364,359	18.4	$305,171	18.2
Europe	243,491	24.0	199,622	22.9	469,197	23.6	382,087	22.9
Asia	586,571	58.0	509,246	58.4	1,150,724	58.0	983,517	58.9
Total sales	$1,012,139	100.0%	$871,364	100.0%	$1,984,280	100.0%	$1,670,775	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 84% of our total net sales in each of the three and six months ended September 30, 2017 compared to approximately 84% and 85% of our total net sales in the three and six months ended September 30, 2016, respectively. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2017 was $614.1 million, or 60.7% of net sales, compared to $410.6 million, or 47.1% of net sales, in the three months ended September 30, 2016. Our gross profit in the six months ended September 30, 2017 was $1,198.5 million, or 60.4% of net sales, compared to $759.1 million, or 45.4% of net sales, in the six months ended September 30, 2016.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $84.3 million and $174.8 million in the three and six months ended September 30, 2016, respectively, related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down in the three and six months ended September 30, 2016;

•	inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down in the three and six months ended September 30, 2017; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	lower depreciation as a percentage of cost of sales.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and six months ended September 30, 2017 and 2016, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.13 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Substantially all of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. Our wafer fabrication facility in Colorado Springs, Colorado (Fab 5) currently utilizes processes between 0.25 micron and 1.0 micron that run on 6-inch wafers. We consider normal capacity at Fab 5 to be 70% to 75%. During the six months ended September 30, 2017, we completed the sale of the decommissioned San Jose wafer fabrication facility and assets from our Micrel acquisition for proceeds of $10.0 million.

Our overall inventory levels were $456.9 million at September 30, 2017, compared to $417.2 million at March 31, 2017.  We maintained 105 days of inventory on our balance sheet at September 30, 2017 compared to 103 days of inventory at March 31, 2017.  We expect our days of inventory level to increase in the December 2017 quarter as we continue to make progress towards our longer-term target of 115 to 120 days of inventory. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines. Approximately 38% and 37% of our assembly requirements were performed in our Thailand facilities in the three and six months ended September 30, 2017, respectively, compared to approximately 36% and 39% during the three and six months ended September 30, 2016, respectively.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During the three and six months ended September 30, 2017, approximately 63% and 60%, respectively, of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 63% of our test requirements performed in our Thailand and Philippines facilities during each of the three and six months ended September 30, 2016. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 42% of our net sales came from products that were produced at outside wafer foundries in each of the three and six months ended September 30, 2017 and approximately 42% and 41% of our net sales came from products that were produced at outside wafer foundries in the three and six months ended September 30, 2016, respectively.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2017 were $133.6 million, or 13.2% of net sales, compared to $137.8 million, or 15.8% of net sales, for the three months ended September 30, 2016. R&D expenses for the six months ended September 30, 2017 were $264.1 million, or 13.3% of net sales, compared to $285.7 million, or 17.1% of net sales, for the six months ended September 30, 2016. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $4.2 million, or 3.0%, for the three months ended September 30, 2017 over the same period last year.  R&D expenses decreased $21.6 million, or 7.6%, for the six months ended September 30, 2017 over the same period last year. The primary reasons for the decreases in R&D costs were reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during the three and six months ended September 30, 2016.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2017 were $114.3 million, or 11.3% of net sales, compared to $120.1 million, or 13.8% of net sales, for the three months ended September 30, 2016. Selling, general and administrative expenses for the six months ended September 30, 2017 were $228.6 million, or 11.5% of net sales, compared to $277.6 million, or 16.6% of net sales, for the six months ended September 30, 2016. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $5.8 million, or 4.8%, for the three months ended September 30, 2017 over the same period last year.  Selling, general and administrative expenses decreased $49.1 million, or 17.7%, for the six months ended September 30, 2017 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses were reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during the period ended June 30, 2016.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2017 was $120.9 million and $241.8 million, respectively, compared to $80.4 million and $160.6 million for the three and six months ended September 30, 2016, respectively. The primary reason for the increases in acquired intangible asset amortization was amortization of in-process R&D assets that were recognized from our acquisition of Atmel, which assets started to amortize during the three months ended March 31, 2017.

Special Charges and Other, Net

During the three and six months ended September 30, 2017, we incurred special charges and other, net of $19.9 million and $17.1 million, respectively, comprised primarily of a $19.5 million charge for fees associated with transitioning from a public utility provider to a lower cost direct access provider. During the three and six months ended September 30, 2016, we incurred special charges and other, net of $9.5 million and $31.6 million comprised primarily of employee separation costs and impairment charges.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2017 was $4.6 million and $8.1 million, respectively. Interest income in the three and six months ended September 30, 2016 was $0.4 million and $1.3 million, respectively. The primary reason for the increases in interest income in the three and six months ended September 30, 2017 compared to the same periods last year relates to higher invested cash balances. During the quarter ended June 30, 2016, we used cash to finance a significant portion of the purchase price of our April 4, 2016 acquisition of Atmel.

Interest expense in the three and six months ended September 30, 2017 was $49.5 million and $98.9 million, respectively. Interest expense in the three and six months ended September 30, 2016 was $35.1 million and $69.5 million, respectively. The primary reason for the increases in interest expense in the three and six months ended September 30, 2017 compared to the same periods last year relates to the issuance of our 2017 senior and junior debt partially offset by lower interest expense on amounts borrowed under our credit facility to partially finance our acquisition of Atmel. In February 2017, we paid off the remaining balance on our credit facility.

During the six months ended September 30, 2017, we settled $111.3 million in principal of our 2007 junior debt resulting in a loss on settlement of convertible debt of $13.8 million.

Other income, net in the three and six months ended September 30, 2017 was $5.7 million and $10.2 million, respectively. Other expense, net in the three and six months ended September 30, 2016 was $2.8 million and $0.8 million, respectively. The primary reason for the changes in other income (expense) relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  We had a negative effective tax rate of 2.1% for the six months ended September 30, 2017 and a negative effective tax rate of 12.4% for the six months ended September 30, 2016.  Our effective tax rate for the six months ended September 30, 2017 is higher compared to the prior year primarily due to acquisition related expenses in the prior year.

The geographic dispersion of our earnings and losses contributes to the period-to-period changes in our effective tax rate. In fiscal 2018, approximately 18% of our net sales are expected to be generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the six months ended September 30, 2017 and fiscal 2017 was approximately 37%. Our non-U.S. blended statutory tax rates for the six months ended September 30, 2017 and fiscal 2017 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, our effective tax rate will increase.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Cayman and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future, however, we actively seek to obtain new tax holidays or we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued by Microchip’s offshore technology company which is resident in the Cayman Islands at a 0% statutory tax rate.

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

Liquidity and Capital Resources

We had $1,843.9 million in cash, cash equivalents and short-term and long-term investments at September 30, 2017, an increase of $433.6 million from the March 31, 2017 balance.

Net cash provided by operating activities was $695.1 million in the six months ended September 30, 2017, compared to $446.1 million in the six months ended September 30, 2016. The increase in net cash provided from operating activities was primarily due to higher net sales as well as operating cash flows resulting from operating synergies realized from our process efficiency and restructuring efforts related to our acquisition of Atmel.

During the six months ended September 30, 2017, net cash used in investing activities was $592.0 million compared to $2,316.3 million in the six months ended September 30, 2016.  The six months ended September 30, 2016 investing cash flows include net cash and cash equivalents used to finance our acquisition of Atmel of $2,747.5 million. Excluding investing cash flows used for acquisitions, net investing activities resulted in a source of cash of $431.2 million and represented primarily cash generated from purchases and sales and maturities of available-for-sale securities.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2017 were $82.0 million compared to $36.6 million in the six months ended September 30, 2016.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  Capital expenditures in fiscal 2017 were relatively less than we have experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding process technology platforms and other manufacturing activities. We currently intend to spend approximately $220.0 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $185.4 million in the six months ended September 30, 2017 compared to net cash provided of $267.8 million in the six months ended September 30, 2016.  The cash provided by financing activities was lower in the six months ended September 30, 2017 compared to the six months ended September 30, 2016 because of net proceeds of $433.5 million from borrowings under our credit facility to fund operations, finance acquisitions and pay dividends in the six months ended September 30, 2016.

In June 2017, in connection with the settlement of $111.3 million of our 2007 Junior Debt, we amended our credit agreement to (i) extend the time period during which we are permitted to repurchase, redeem or exchange our 2007 Junior Debt and (ii) amend the maximum total leverage ratio covenant to extend the time period for permitted refinancings or exchanges of the 2007 Junior Debt that may be excluded from the calculation of the ratio, subject to certain conditions.

In February 2017, we amended our credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At September 30, 2017 and March 31, 2017, we had no borrowings outstanding under the credit facility, which had a capacity as of September 30, 2017 of $2,727.3 million. See Note 13 of the notes to consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,292.1 million at September 30, 2017 and $909.2 million at March 31, 2017. Under current tax laws and regulations, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of September 30, 2017 and March 31, 2017 was approximately $551.8 million and $501.0 million, respectively. Our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. Should our U.S. cash needs exceed funds generated by U.S. operations for any reason, including acquisitions of large capital assets or acquisitions of U.S. businesses, we may require additional funds in the U.S. and would expect to borrow such additional funds under our existing credit facility, pursue other U.S. borrowing alternatives, issue equity securities or utilize a combination of these sources. We consider our offshore earnings to be permanently reinvested offshore. However, we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2017, we had no foreign currency forward contracts outstanding.

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

Our Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of our common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the six months ended September 30, 2017.  There is no expiration date associated with this repurchase program.  As of September 30, 2017, we held approximately 19.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3620 per share was paid on September 5, 2017 in the aggregate amount of $84.5 million. A quarterly dividend of $0.3625 per share was declared on November 6, 2017 and will be paid on December 5, 2017 to stockholders of record as of November 21, 2017. We expect the aggregate cash dividend for December 2017 to be approximately $84.8 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of September 30, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,843.9 million as of September 30, 2017 compared to $1,410.2 million as of March 31, 2017. The increase is due to cash generated from operations. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2018 refer to the remaining six months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2018	2019	2020	2021	2022	Thereafter
Available-for-sale securities	$290,944	$116,439	$171,568	$435,552	$—	$—
Weighted-average yield rate	1.15%	1.47%	1.76%	1.73%	—%	—%

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	our ability to ramp our factory capacity to meet customer demand;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	our ability to continue to realize the expected benefits of our acquisitions including our acquisition of Atmel;

•	changes or fluctuations in customer order patterns and seasonality;

•	levels of inventories held by our customers;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business;

•	new accounting pronouncements or changes in existing accounting standards and practices, including with respect to revenue recognition;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of significant acquisitions by us or our competitors;

•
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns, natural disasters or disruptions in the transportation system;

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	costs and outcomes of any current or future tax audits or any litigation or claims involving intellectual property, customers or other issues;

•	fluctuations in commodity or energy prices; and

•	property damage or other losses, whether or not covered by insurance.

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

As of September 30, 2017, the principal amount of our outstanding indebtedness was $4,498.6 million. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt and amended our existing credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 credit agreement amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. We used a portion of the proceeds from the issuance of the 2017 senior and junior convertible debt to settle $431.3 million in principal value of our 2007 junior convertible debt and $1,682.5 million to pay off the outstanding balance under the credit facility. In June 2017, we exchanged $111.3 million of our outstanding 2007 Junior Debt with $111.3 million of our 2017 Junior Debt. At September 30, 2017, there were no outstanding borrowings under our credit facility which had a capacity of $2,727.3 million and is comprised of one tranche expiring in February 2020. In February 2015, we issued $1,725.0 million of principal value of our 2015 senior convertible debt. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our convertible debt or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to fund future payments.

Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, including our outstanding debentures, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2018, approximately 42% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2017, approximately 41% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2018, approximately 63% of our assembly requirements and 40% of our test requirements were performed by third party contractors compared to approximately 64% of our assembly requirements and 40% of our test requirements during fiscal 2017. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. Although we operated at normal capacity levels during fiscal 2017 and the first two quarters of fiscal 2018, there can be no assurance that such production levels will be maintained in future periods.

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business is subject to seasonally lower revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisition of Atmel) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 54.5% of our net sales in the first six months of fiscal 2018 and approximately 55.3% of our net sales in fiscal 2017. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2018, approximately 84% of our net sales were made to foreign customers, including 30% in China. During fiscal 2017, approximately 84% of our net sales were made to foreign customers, including 32% in China.

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

Our contractual relationships with our customers expose us to risks and liabilities.

We do not typically enter into long-term contracts with our customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 115,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for the six months ended September 30, 2017 and three of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

We have contracts with certain customers that differ from our standard terms of sale. For several of the significant markets that we sell into, such as the automotive and personal computer markets, our current or potential customers may possess significant leverage over us in negotiating the terms and conditions of supply as a result of their market size and position. For example, under certain contracts we may commit to supply specific quantities of products on scheduled delivery dates, or agree to extend our obligations for certain liabilities such as warranties or indemnification for quality issues or claims of intellectual property infringement. If we are unable to supply the customer as required under the contract, the customer may incur additional production costs, lost revenues due to subsequent delays in their own manufacturing schedule, or quality-related issues. We may be liable for the customer's costs, expenses and damages associated with their claims and we may be obligated to defend the customer against claims of intellectual property infringement and pay the associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks underlying such liabilities, and set caps on our liability exposure, sometimes we are not able to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have been, and may in the future be, forced to agree to uncapped liability for such items as intellectual property infringement, product failure, or confidentiality. Such provisions expose us to risk of liability far exceeding the purchase price of the products we sell under such contracts, the lifetime revenues we receive from such products, or various forms of potential consequential damages. Further, where we do not have negotiated contracts with our customers, the terms of our customer's orders may govern the transaction and contain terms that are not favorable to us. These significant additional risks could result in a material adverse impact on our results of operations and financial condition.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are currently evaluating the impact that the adoption of the standard may have on our consolidated financial statements. We currently expect to adopt the standard under the modified retrospective method. Refer to Note 2 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

We could be subject to changes in tax rates and potential U.S. and foreign tax legislation regarding our earnings that could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. However, changes to the U.S. and foreign income tax laws and jurisdictions in which we operate, or in the interpretation of such laws, could, significantly increase our tax provisions and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. Policies regarding corporate income taxation in numerous jurisdictions are under heightened scrutiny, and tax reform has been highlighted as a key priority for the current U.S. administration. As a result, fundamental tax policy could be altered and determinations by tax authorities with respect to corporate income taxation could be subject to change and/or enhanced investigation and inquiry. In particular, the current U.S. administration and certain members of Congress have announced their intention to pursue reform of the U.S. tax system that would reduce U.S. corporate tax rates, change how U.S. multinational corporations are taxed on international earnings and eliminate in whole or in part the deduction for net interest expense. Also, the Organization for Economic Co-operation and Development has released guidance covering various tax reform topics, including country-by-country reporting, definitional changes to permanent establishment and initiatives to address base erosion and profit shifting, with the goal of standardizing and modernizing global tax policy. Although we cannot predict the final form of any proposed legislation, guidance or policy change, it could have a material adverse impact on our tax expense, cash flow or financial condition, due to the large scale of our international business activities. Other factors or events, including business combinations, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, and changes in tax rates could also increase our future effective tax rate.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2017, we had goodwill of $2,299.0 million and net intangible assets of $1,905.7 million. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first six months of fiscal 2018 or fiscal 2017.  No material intangible asset impairment charges were recorded in the first six months of fiscal 2018. In fiscal 2017, we recognized $11.9 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $56.2 million at September 30, 2017. The plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.7 million in fiscal 2018 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended September 30, 2017.

Item 6.	Exhibits

10.1	2004 Equity Incentive Plan, as amended and restated (incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K filed on August 25, 2017).

10.2
Master Increasing Lender Supplement, dated as of September 1, 2017, among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2017).

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 7, 2017	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)