Form 10-Q
period 2017-12-31
MICROCHIP TECHNOLOGY INC
filed 2018-02-07
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 31, 2018
Common Stock, $0.001 par value	234,343,061 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	December 31, 2017	March 31, 2017
Cash and cash equivalents	$672,079	$908,684
Short-term investments	427,514	394,088
Accounts receivable, net	553,135	478,373
Inventories	487,065	417,202
Prepaid expenses	60,117	41,354
Assets held for sale	—	6,459
Other current assets	53,531	58,880
Total current assets	2,253,441	2,305,040
Property, plant and equipment, net	754,780	683,338
Long-term investments	885,392	107,457
Goodwill	2,299,009	2,299,009
Intangible assets, net	1,784,568	2,148,092
Long-term deferred tax assets	70,793	68,870
Other assets	75,810	75,075
Total assets	$8,123,793	$7,686,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$162,718	$149,233
Accrued liabilities	258,409	212,450
Deferred income on shipments to distributors	335,705	292,815
Current portion of long-term debt	—	49,952
Total current liabilities	756,832	704,450
Long-term debt	3,039,623	2,900,524
Long-term income tax payable	694,777	184,945
Long-term deferred tax liability	208,823	409,045
Other long-term liabilities	238,663	217,206
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,881 shares issued and 234,340,716 shares outstanding at December 31, 2017; 249,463,733 shares issued and 229,093,658 shares outstanding at March 31, 2017	234	229
Additional paid-in capital	2,556,274	2,537,344
Common stock held in treasury: 18,892,165 shares at December 31, 2017; 20,370,075 shares at March 31, 2017	(684,937)	(731,884)
Accumulated other comprehensive loss	(22,193)	(14,378)
Retained earnings	1,335,697	1,479,400
Total stockholders' equity	3,185,075	3,270,711
Total liabilities and stockholders' equity	$8,123,793	$7,686,881
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$994,205	$834,366	$2,978,485	$2,505,141
Cost of sales (1)	387,146	369,107	1,172,893	1,280,771
Gross profit	607,059	465,259	1,805,592	1,224,370

Research and development (1)	131,555	132,433	395,656	418,111
Selling, general and administrative (1)	109,059	111,017	337,620	388,651
Amortization of acquired intangible assets	121,003	82,791	362,761	243,356
Special charges and other, net	196	20,944	17,312	52,522
Operating expenses	361,813	347,185	1,113,349	1,102,640

Operating income	245,246	118,074	692,243	121,730
Losses on equity method investment	(56)	(55)	(167)	(167)
Other income (expense):
Interest income	6,306	501	14,441	1,765
Interest expense	(49,744)	(35,143)	(148,693)	(104,685)
Loss on settlement of convertible debt	(2,140)	—	(15,966)	—
Other (loss) income, net	(2,962)	121	7,233	(658)
Income before income taxes	196,650	83,498	549,091	17,985
Income tax provision (benefit)	447,736	(23,837)	440,434	(15,699)
Net (loss) income from continuing operations	(251,086)	107,335	108,657	33,684
Discontinued operations:
Loss from discontinued operations	—	(191)	—	(7,514)
Income tax benefit	—	(31)	—	(1,561)
Net loss from discontinued operations	—	(160)	—	(5,953)

Net (loss) income	$(251,086)	$107,175	$108,657	$27,731

Basic net (loss) income per common share
Net (loss) income from continuing operations	$(1.07)	$0.50	$0.47	$0.16
Net loss from discontinued operations	—	—	—	(0.03)
Net (loss) income	$(1.07)	$0.50	$0.47	$0.13
Diluted net (loss) income per common share
Net (loss) income from continuing operations	$(1.07)	$0.46	$0.44	$0.14
Net loss from discontinued operations	—	—	—	(0.02)
Net (loss) income	$(1.07)	$0.46	$0.44	$0.12
Dividends declared per common share	$0.3625	$0.3605	$1.0860	$1.0800
Basic common shares outstanding	234,106	216,210	232,278	215,360
Diluted common shares outstanding	234,106	235,424	248,024	233,351
(1) Includes share-based compensation expense as follows:
Cost of sales	$3,494	$3,468	$10,587	$15,465
Research and development	10,921	9,881	31,797	37,569
Selling, general and administrative	9,588	8,771	27,637	53,055
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net (loss) income	$(251,086)	$107,175	$108,657	$27,731
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	(5,807)	(254)	(6,161)	(1,983)
Reclassification of realized transactions, net of tax effect	—	1,433	—	1,522
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax benefit (provision) of $2,017, ($2,539), $3,402 and $1,206, respectively	1,212	6,998	(2,284)	(1,332)
Reclassification of realized transactions, net of tax effect	214	—	630	—
Change in net foreign currency translation adjustment	—	(3,109)	—	(5,678)
Other comprehensive (loss) income, net of tax effect	(4,381)	5,068	(7,815)	(7,471)
Comprehensive (loss) income	$(255,467)	$112,243	$100,842	$20,260

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$108,657	$27,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459,032	340,925
Deferred income taxes	67,555	(52,215)
Share-based compensation expense related to equity incentive plans	70,021	106,089
Loss on settlement of convertible debt	15,966	—
Amortization of debt discount on convertible debt	79,017	36,907
Amortization of debt issuance costs	4,952	3,182
Losses on equity method investments	167	167
Gains on sale of assets	(5,421)	(78)
Losses on write-down of fixed assets	60	1,278
Impairment of intangible assets	252	10,226
Realized losses on available-for-sale investment	—	89
Realized gains on equity method investment	—	(468)
Impairment of available-for-sale investment	—	1,433
Amortization of premium on available-for-sale investments	531	5
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(74,762)	(43,551)
(Increase) decrease in inventories	(70,183)	220,674
Increase in deferred income on shipments to distributors	42,890	110,827
Increase (decrease) in accounts payable and accrued liabilities	41,782	(22,261)
Change in other assets and liabilities	15,663	(18,780)
Change in income tax payable	303,903	5,364
Operating cash flows related to discontinued operations	—	9,348
Net cash provided by operating activities	1,060,082	736,892
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,338,140)	(35,147)
Maturities of available-for-sale investments	520,086	350
Sales of available-for-sale investments	—	470,215
Sale of equity method investment	—	468
Acquisition of Atmel, net of cash acquired	—	(2,747,516)
Investments in other assets	(5,384)	(9,597)
Proceeds from sale of assets	10,289	23,069
Capital expenditures	(148,412)	(52,338)
Net cash used in investing activities	(961,561)	(2,350,496)
Cash flows from financing activities: (1)
Payments on settlement of convertible debt	(73,421)	—
Repayments of revolving loan under credit facility	(187,000)	(1,078,500)
Proceeds from borrowings on revolving loan under credit facility	187,000	1,517,000
Deferred financing costs	(1,208)	—
Payment of cash dividends	(252,360)	(232,847)
Proceeds from sale of common stock	26,576	28,893
Tax payments related to shares withheld for vested restricted stock units	(34,126)	(48,161)
Capital lease payments	(587)	(587)
Net cash (used in) provided by financing activities	(335,126)	185,798
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,007)
Net decrease in cash and cash equivalents	(236,605)	(1,428,813)
Cash and cash equivalents at beginning of period	908,684	2,092,751
Cash and cash equivalents at end of period	$672,079	$663,938
Schedule of significant non-cash financing activity:
(1) During the nine months ended December 31, 2017, the Company issued $111.3 million principal amount of 2017 Junior Notes and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Notes. Refer to Note 13 Debt and Credit Facility for further discussion.

See accompanying notes to condensed consolidated financial statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Microchip Technology Incorporated and its majority-owned and controlled subsidiaries (the Company).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 or for any other period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12-Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The update eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the update simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The effective date of this standard is for fiscal years beginning after December 15, 2018 and early adoption is permitted. Adoption will be applied through a cumulative-effect adjustment for cash flow and net investment hedges existing at the date of adoption and prospectively for presentation and disclosure. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP.  In July 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard will be effective for the Company beginning no later than April 1, 2018.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor.  After adoption, the effect of the new standard on the Company's future consolidated financial statements will depend on the relative percentage of sales through distributors; the level of and changes in the amount of inventory held by distributors; the individual products and product types held in inventory by distributors; and the Company's ability to accurately estimate pricing variability at the time of sale to the distributor.  The Company will adopt the standard under the modified retrospective method.

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

As the Company completed the sale of the mobile touch assets on November 10, 2016, there are no discontinued operations for the three and nine months ended December 31, 2017. The results of discontinued operations for the three and nine months ended December 31, 2016 are as follows (amounts in thousands):

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

Note 5. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Restructuring
Employee separation costs	$90	$6,525	$1,477	$35,346
Gain on sale of assets	—	—	(4,447)	—
Impairment charges	99	8,084	199	10,045
Contract exit costs	(97)	4,954	20,057	5,294
Other	104	1,381	26	1,837
Total	$196	$20,944	$17,312	$52,522

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

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $52.6 million in costs since the start of fiscal 2015 in connection with employee separation activities, of which $0.1 million and $1.5 million was incurred during the three and nine months ended December 31, 2017, respectively, and $6.5 million and $35.3 million was incurred during the during the three and nine months ended December 31, 2016, respectively. These employee separation activities are now substantially complete and any future amounts are not expected to be material. The Company has incurred $64.8 million in costs in connection with contract exit activities since the start of fiscal 2015 which includes income of $0.1 million and costs of $20.1 million for the three and nine months ended December 31, 2017, respectively, and $5.0 million and $5.3 million was incurred for the three and nine months ended December 31, 2016, respectively. These acquisition-related contract exit activities are now substantially complete and any future amounts are not expected to be material.

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

In the three months ended June 30, 2017, the Company completed the sale of an asset it acquired as part of its acquisition of Micrel for proceeds of $10.0 million and the gain of $4.4 million is included in the gain on sale of assets in the above table. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in the Company's condensed consolidated financial statements.

The impairment losses in the nine months ended December 31, 2016 were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

The following is a roll forward of accrued restructuring charges from April 1, 2017 to December 31, 2017 (amounts in thousands):

	Employee Separation Costs	Exit Costs	Total
Balance at April 1, 2017 - Restructuring Accrual	$5,474	$34,751	$40,225
Charges	1,477	20,057	21,534
Payments	(4,755)	(7,090)	(11,845)
Non-cash - Other	(287)	869	582
Foreign exchange gains	272	—	272
Balance at December 31, 2017 - Restructuring Accrual	$2,181	$48,587	$50,768
Current			$14,042
Non-current			36,726
Total			$50,768

The restructuring liability of $50.8 million is included in accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheet as of December 31, 2017.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2017 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$966,678	$579,532	$2,900,145	$1,727,252
Technology licensing	27,527	27,527	78,340	78,340
Total	$994,205	$607,059	$2,978,485	$1,805,592

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

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at December 31, 2017 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$815,940	$—	$(5,809)	$810,131
Municipal bonds - taxable	10,000	—	(57)	9,943
Corporate bonds and debt	491,851	—	(1,484)	490,367
Marketable equity securities	707	1,758	—	2,465
Total	$1,318,498	$1,758	$(7,350)	$1,312,906

The following is a summary of available-for-sale securities at March 31, 2017 (amounts in thousands):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$227,089	$3	$(227)	$226,865
Municipal bonds - tax-exempt	55,289	—	(10)	55,279
Municipal bonds - taxable	10,000	43	—	10,043
Corporate bonds and debt	207,888	53	(169)	207,772
Marketable equity securities	707	879	—	1,586
Total	$500,973	$978	$(406)	$501,545

At December 31, 2017, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $427.5 million and long-term investments of $885.4 million.  At March 31, 2017, the Company's available-for-sale securities are presented on the condensed consolidated balance sheets as short-term investments of $394.1 million and long-term investments of $107.5 million.

The Company had no proceeds from sales of available-for-sale investments during the nine months ended December 31, 2017. The Company sold available-for-sale investments for proceeds of $470.2 million during the nine months ended December 31, 2016 to finance a portion of the purchase price of its Atmel acquisition which closed on April 4, 2016. No available-for-sale investments were sold during the three months ended December 31, 2016. The Company had no material realized gains from the sale of available-for-sale securities during the three and nine months ended December 31, 2017 and 2016. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of operations.

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position (amounts in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$790,325	$(5,615)	$19,806	$(194)	$810,131	$(5,809)
Municipal bonds - taxable	9,943	(57)	—	—	9,943	(57)
Corporate bonds and debt	447,061	(1,484)	—	—	447,061	(1,484)
Total	$1,247,329	$(7,156)	$19,806	$(194)	$1,267,135	$(7,350)

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$196,875	$(227)	$—	$—	$196,875	$(227)
Municipal bonds - tax exempt	55,279	(10)	—	—	55,279	(10)
Corporate bonds and debt	132,820	(169)	—	—	132,820	(169)
Total	$384,974	$(406)	$—	$—	$384,974	$(406)

Management does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2017 and the Company's intent is to hold these investments until these assets are no longer impaired.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2017, by contractual maturity, excluding marketable equity securities of $2.5 million, which have no contractual maturity, are shown below (amounts in thousands). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$425,436	$—	$(387)	$425,049
Due after one year and through five years	892,355	—	(6,963)	885,392
Due after five years and through ten years	—	—	—	—
Total	$1,317,791	$—	$(7,350)	$1,310,441

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2017 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$108,204	$—	$108,204
Deposit accounts	—	563,875	563,875
Short-term investments:
Marketable equity securities	2,465	—	2,465
Corporate bonds and debt	—	288,224	288,224
Government agency bonds	—	136,825	136,825
Long-term investments:
Corporate bonds and debt	—	202,143	202,143
Government agency bonds	—	673,306	673,306
Municipal bonds - taxable	—	9,943	9,943
Total assets measured at fair value	$110,669	$1,874,316	$1,984,985

Assets measured at fair value on a recurring basis at March 31, 2017 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$343,815	$—	$343,815
Deposit accounts	—	564,869	564,869
Short-term investments:
Marketable equity securities	1,586	—	1,586
Corporate bonds and debt	—	165,207	165,207
Government agency bonds	—	161,973	161,973
Municipal bonds - tax-exempt	—	55,279	55,279
Municipal bonds - taxable	—	10,043	10,043
Long-term investments:
Corporate bonds and debt	—	42,565	42,565
Government agency bonds	—	64,892	64,892
Total assets measured at fair value	$345,401	$1,064,828	$1,410,229

There were no transfers between Level 1 and Level 2 during the three and nine months ended December 31, 2017 or the fiscal year ended March 31, 2017. There were no assets measured at fair value on a recurring basis classified as Level 3 at December 31, 2017 or March 31, 2017.

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and nine-month periods ended December 31, 2017 and December 31, 2016. These investments are included in other assets on the condensed consolidated balance sheet.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months.  Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2017 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debt

The Company measures the fair value of its senior and junior subordinated convertible debt for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt as of December 31, 2017 and March 31, 2017 (amounts in thousands). As of December 31, 2017 and March 31, 2017, the carrying amounts of the Company's senior and junior subordinated convertible debt have been reduced by debt issuance costs of $35.2 million and $38.3 million, respectively.

	December 31, 2017		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2017 Senior Debt	$1,424,169	$2,436,742	$1,384,914	$2,106,225
2015 Senior Debt	$1,297,605	$2,952,993	$1,261,787	$2,481,708
2017 Junior Debt	$324,528	$814,329	$262,298	$586,609
2007 Junior Debt	$—	$—	$49,952	$445,142

Note 10.	Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (amounts in thousands):

	December 31, 2017	March 31, 2017
Trade accounts receivable	$547,572	$473,238
Other	7,682	7,219
Total accounts receivable, gross	555,254	480,457
Less allowance for doubtful accounts	2,119	2,084
Total accounts receivable, net	$553,135	$478,373

Inventories

The components of inventories consist of the following (amounts in thousands):

	December 31, 2017	March 31, 2017
Raw materials	$22,488	$14,430
Work in process	309,811	268,281
Finished goods	154,766	134,491
Total inventories	$487,065	$417,202

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in thousands):

	December 31, 2017	March 31, 2017
Land	$73,447	$73,447
Building and building improvements	506,037	499,668
Machinery and equipment	1,911,200	1,774,920
Projects in process	115,006	104,318
Total property, plant and equipment, gross	2,605,690	2,452,353
Less accumulated depreciation and amortization	1,850,910	1,769,015
Total property, plant and equipment, net	$754,780	$683,338

Depreciation expense attributed to property, plant and equipment was $32.0 million and $90.9 million for the three and nine months ended December 31, 2017, respectively, compared to $29.7 million and $90.3 million for the three and nine months ended December 31, 2016, respectively.

Note 11.     Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in thousands):

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,936,956	$(587,415)	$1,349,541
Customer-related	716,945	(312,851)	404,094
Trademarks and trade names	11,700	(11,185)	515
In-process research and development	29,379	—	29,379
Distribution rights	5,578	(5,379)	199
Other	1,449	(609)	840
Total	$2,702,007	$(917,439)	$1,784,568

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,932,329	$(419,468)	$1,512,861
Customer-related	716,945	(123,616)	593,329
Trademarks and trade names	11,700	(9,636)	2,064
In-process research and development	38,511	—	38,511
Distribution rights	5,578	(5,346)	232
Other	1,449	(354)	1,095
Total	$2,706,512	$(558,420)	$2,148,092

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. During the nine months ended December 31, 2017, $8.9 million of in-process research and development reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2018 through fiscal 2022, absent any future acquisitions or impairment charges (amounts in thousands):

Fiscal Year Ending March 31,	Projected Amortization Expense
2018	$122,252
2019	361,682
2020	313,484
2021	257,430
2022	190,429

Amortization expense attributed to intangible assets was $122.6 million and $368.1 million for the three and nine months ended December 31, 2017, respectively. Amortization expense attributed to intangible assets was $85.2 million and $250.6 million for the three and nine months ended December 31, 2016, respectively. In the three and nine months ended December 31, 2017, approximately $1.5 million and $4.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $121.1 million and $363.2 million, respectively, was charged to operating expenses.  In the three and nine months ended December 31, 2016, approximately $0.9 million and $2.8 million of amortization expense, respectively, was charged to cost of sales, and approximately $84.3 million and $247.8 million, respectively, was charged to operating expenses.  The Company recognized an immaterial amount of intangible asset impairment charges in the three and nine months ended December 31, 2017. In connection with its acquisition of Atmel, the Company recognized intangible asset impairment charges of $8.2 million and $10.2 million for the three and nine months ended December 31, 2016, respectively. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

The following shows the goodwill balance as of December 31, 2017 and March 31, 2017 by segment (amounts in thousands):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$2,279,809	$19,200

At March 31, 2017, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2017, the Company has never recorded an impairment charge against its goodwill balance.

Note 12.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.   The Company had an effective tax rate of 227.7% for the three months ended December 31, 2017 and a negative effective tax rate of 28.5% for the three months ended December 31, 2016.  The Company had an effective tax rate of 80.2% for the nine months ended December 31, 2017 and a negative effective tax rate of 87.3% for the nine months ended December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted into law. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the Act began to impact the Company in the third quarter of fiscal 2018, while other provisions will impact the Company beginning in fiscal 2019.

The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company’s fiscal 2018 federal statutory rate will be a blended rate of 31.5%. The change in the statutory tax rate from 35.0% to 31.5% for the Company's fiscal 2018 does not have a significant impact on the Company's effective tax rate.

Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company has recorded a reasonable estimate when possible and with the understanding that the provisional amount is subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional amounts were recorded. Amounts will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the Act is known. As of December 31, 2017, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $443.2 million, which decreased diluted net income per common share by $1.79 for the nine months ended December 31, 2017, and which was included as a component of income tax expense from continuing operations. The Company will continue to refine provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance and these adjustments could be material.

The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") of its foreign subsidiaries. Substantially all of the Company's E&P were permanently reinvested outside the U.S prior to the Act. The Company recorded provisional U.S. amounts for its one-time transition tax liabilities, resulting in an increase in income tax expense of $627.7 million. In addition, the Company released the deferred tax liabilities related to non-permanently reinvested E&P, resulting in a decrease in income tax expense of $5.5 million. The net increase to tax expense is $622.2 million. The one-time transition tax may be elected to be paid over a period of eight years. The Company intends to make this election.

The Company has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. In addition, the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal 2018 or the average of the year-end balances for fiscal 2016 and fiscal 2017. The Company's calculation of this amount will change with further analysis, fourth quarter activities, and further guidance from the U.S. federal and state tax authorities about the application of these new rules. The Company will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities.

As a result of the reduction of the corporate income tax rate to 21.0%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to to be utilized in the future. The provisional amount recorded for the remeasurement and resulting income tax benefit of the Company's deferred tax balance was $142.6 million. The Company's actual income tax benefit may vary materially from the provisional amount because the final analysis will be based on balances as of March 31, 2018.

Due to the Act, the Company released its valuation allowance on foreign tax credits during the three months ended December 31, 2017. The provisional amount recorded for the valuation allowance release was an income tax benefit of $36.4 million. The Company is still evaluating how the Act impacts the valuation allowance on state net operating loss carryforwards and state tax credits, and the Company may report an adjustment to the valuation allowances in accordance with SAB 118 in subsequent quarters.

The Company's effective tax rate for the three and nine months ended December 31, 2017 is higher compared to the prior year primarily due to the one-time transition tax net of the reversal of the related deferred tax liabilities. The Company's effective tax rate is different than statutory rates in the U.S. due primarily to the one-time transition tax net of the reversal of the related deferred tax liabilities, as well as its mix of earnings in foreign jurisdictions with lower tax rates as well as numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effected tax rate. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand and Ireland, and earnings accrued by the Company's offshore technology company which is resident in the Cayman Islands.

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

Note 13.	Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				December 31, 2017	March 31, 2017
Senior Indebtedness
Credit Facility				$—	$—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Debt, maturing February 15, 2027 (2017 Senior Debt)	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Debt, maturing February 15, 2025 (2015 Senior Debt)	1.625%	5.9%	1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Debt, maturing February 15, 2037 (2017 Junior Debt)	2.250%	7.4%	321.1	686.3	575.0
2007 Junior Debt, maturing December 15, 2037 (2007 Junior Debt)	2.125%	9.1%	—	—	143.8
Total Convertible Debt				4,481.3	4,513.8

Gross long-term debt including current maturities				4,481.3	4,513.8
Less: Debt discount (2)				(1,399.8)	(1,516.5)
Less: Debt issuance costs (3)				(41.9)	(46.8)
Net long-term debt including current maturities				3,039.6	2,950.5
Less: Current maturities (4)				—	(50.0)
Net long-term debt				$3,039.6	$2,900.5

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

(2) The unamortized discount includes the following (in millions):

	December 31,	March 31,
	2017	2017
2017 Senior Debt	$(629.3)	$(667.5)
2015 Senior Debt	(412.1)	(446.6)
2017 Junior Debt	(358.4)	(309.3)
2007 Junior Debt	—	(93.1)
Total unamortized discount	$(1,399.8)	$(1,516.5)
(3) Debt issuance costs include the following (in millions):

	December 31,	March 31,
	2017	2017
Senior Credit Facility	$(6.7)	$(8.5)
2017 Senior Debt	(16.5)	(17.6)
2015 Senior Debt	(15.3)	(16.6)
2017 Junior Debt	(3.4)	(3.4)
2007 Junior Debt	—	(0.7)
Total debt issuance costs	$(41.9)	$(46.8)

(4) Current maturities include the full balance of the 2007 Junior Debt as of March 31, 2017.

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

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified Conversion Rates (see table below), adjusted for certain events including the declaration of cash dividends. Until the three-months immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (1) such time as the closing price of the Company's common stock exceeds the Conversion Price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter or (2) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable Conversion Price at such time, the applicable Conversion Rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable Conversion Rate exceed the applicable Maximum Conversion Rate specified in the indenture for the applicable series of Convertible Debt (see table below). The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Incremental Share Factors and Maximum Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2017
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Incremental Share Factor, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Debt	10.0722	$99.28	5.0361	14.3529
2015 Senior Debt	15.7069	$63.67	7.8534	21.9896
2017 Junior Debt	10.2521	$97.54	5.1261	14.3529

As of December 31, 2017, the holders of the 2015 Senior Debt have the right to convert their debentures between January 1, 2018 and March 31, 2018 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended December 31, 2017. As of December 31, 2017, the 2015 Senior Debt is convertible and had a value if converted above par of $1,108.8 million.

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

Interest expense related to convertible debt includes the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Debt issuance amortization	$0.9	$0.5	$2.7	$1.3
Amortization of debt discount - non cash interest expense	26.7	12.5	79.0	36.9
Coupon interest expense	19.3	10.1	58.1	30.3
Total	$46.9	$23.1	$139.8	$68.5

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 9.13 years, 7.13 years, and 19.13 years for the 2017 Senior Debt, 2015 Senior Debt, and 2017 Junior Debt, respectively.

Issuances and Settlements - In November 2017, the Company called $14.6 million in principal value of the remaining outstanding 2007 Junior Debt with an effective date of December 15, 2017 for which substantially all holders submitted requests to convert. Prior to the call, conversion requests were received in both the second and third quarters of fiscal 2018. Total conversions for the six months ending December 31, 2017 were for a principal amount of $32.4 million for which the Company settled the principal amount in cash and issued 0.5 million shares of its common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the call notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the call notice. A loss on total conversions for the six months ended December 31, 2017 was recorded for $2.1 million. The 2007 Junior Debt was classified as a current liability on the consolidated balance sheet as of March 31, 2017.

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

The Company utilized the proceeds from the issuances of the 2017 Senior Debt, 2017 Junior Debt, and 2015 Senior Debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Debt in privately negotiated transactions. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Debt. The 2015 repurchase consisted solely of cash. In February 2017, the Company used cash of $431.3 million and an aggregate of 12.0 million in shares of the Company's common stock valued at $862.7 million for total consideration of $1,293.9 million to settle $431.3 million of the 2007 Junior Debt, of which $188.0 million was allocated to the liability component and $1,105.9 million was allocated to the equity component. In addition, in February 2017, there was an inducement fee of $5.0 million which was recorded in the consolidated statements of operations in loss on settlement of convertible debt. The consideration transferred in February 2015 was $1,134.6 million, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements of the 2007 Junior Debt, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of convertible debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

Credit Facility

The Company maintains a credit facility which is available until February 4, 2020 (the "Credit Agreement"). At the beginning of the second quarter of fiscal 2018, the credit facility had a borrowing capacity of $2.774 billion comprised of two tranches; one tranche terminating in 2018 (the "2018 Tranche") and one tranche terminating in 2020 (the "2020 Tranche"). During the second quarter of fiscal 2018, the Company terminated the 2018 Tranche and in connection with such termination increased the commitments for the 2020 Tranche in each of the three months ended September 30, 2017 and December 31, 2017. In November 2017, the Company entered into an augmenting lender supplement which added a new lender to the Credit Agreement with a 2020 multicurrency tranche commitment. As of December 31, 2017, the 2020 Tranche commitment under the credit facility was $3.122 billion.

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

In February 2017, the Company used $1,682.5 million of the proceeds from the issuance of the 2017 Senior Debt and 2017 Junior Debt to pay off the entire balance on its line of credit. In connection with the February 2017 amendment to the Credit Agreement, the Company incurred $2.1 million of issuance fees which will be amortized over the term of the facility and for which the balance is recorded net of any outstanding Credit Facility balance. At December 31, 2017 and March 31, 2017, there were no outstanding borrowings under the revolving credit facility.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $2.3 million and $7.3 million in the three and nine months ended December 31, 2017, respectively, compared to $11.9 million and $35.5 million for the three and nine months ended December 31, 2016, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the tranche maturity date, which is February 4, 2020. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated bases. At December 31, 2017, the Company was in compliance with these covenants.

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

The aggregate net pension expense relating to these two plans are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service costs	$390	$327	$1,131	$1,054
Interest costs	253	214	742	698
Amortization of actuarial loss	214	—	630	—
Settlements and curtailments	—	354	(36)	585
Net pension period cost	$857	$895	$2,467	$2,337

Interest costs and amortization of actuarial losses are recorded in the other income, net line item in the statements of operations. The Company's net periodic pension cost for fiscal 2018 is expected to be approximately $3.3 million. Cash funding for benefits paid was $0.3 million and $0.6 million for the three and nine months ended December 31, 2017, respectively, and $0.1 million and $0.3 million for the three and nine months ended December 31, 2016, respectively. The Company expects total contributions to these plans to be approximately $0.7 million in fiscal 2018.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:
In re: Continental Airbag Products Liability Litigation. On May 11, 2016, an Amended and Consolidated Class Action Complaint ("Complaint") was filed in the United States District Court for the Southern District of Florida (Miami Division) against Atmel, Continental Automotive Systems, Inc., Honda Motor Co., Ltd. and an affiliate, and Daimler AG and an affiliate. The Complaint included claims arising under federal law and Florida, California, New Jersey, Michigan and Louisiana state law and alleged that class members unknowingly purchased or leased vehicles containing defective airbag control units (incorporating allegedly defective application specific integrated circuits manufactured by the Company's Atmel subsidiary between 2006 and 2010), and thereby suffered financial harm, including a loss in the value of their purchased or leased vehicles. The plaintiffs were seeking, individually and on behalf of a putative class, unspecified compensatory and exemplary damages, statutory penalties, pre- and post-judgment interest, attorneys' fees, and injunctive and other relief. The Company's Atmel subsidiary contested plaintiffs' claims vigorously, and on May 23, 2017 the case was ordered to be dismissed.
Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  The Continental airbag control units, ASICs and vehicle recalls were also at issue in In re: Continental Airbag Products Liability Litigation, described above.  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $69.7 million (but subject to increase). The Company's Atmel subsidiaries intend to defend this action vigorously.
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
Individual Labor Actions by former LFR Employees. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. The Company's Atmel Rousset subsidiary believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with the Atmel Rousset subsidiary is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. The Company's Atmel Rousset subsidiary therefore intends to defend vigorously against each of these claims. Additionally, complaints have been filed in a regional court in France on behalf of the same group of employees against Microchip Technology Rousset, Atmel Switzerland Sarl, Atmel Corporation and Microchip Technology Incorporated alleging that the sale of the Atmel Rousset production unit to LFoundry GmbH was fraudulent and should be voided. These claims are based largely on the same specious arguments as listed in the Southern District of New York Action listed above. The defendant entities therefore intend to defend vigorously against these claims.
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2017, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $159.0 million. There are some licensing agreements in place that do not specify indemnification limits.  As of December 31, 2017, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 16.	Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Foreign exchange rate fluctuations after the effects of hedging activity resulted in net losses of $2.4 million for the three months ended December 31, 2017 and net gains of $7.1 million during the nine months ended December 31, 2017, compared to net gains of $1.3 million for the three months ended December 31, 2016 and net losses of $0.8 million during the nine months ended December 31, 2016.  As of December 31, 2017 and March 31, 2017, the Company had no foreign currency forward contracts outstanding. The Company recognized net realized gains on foreign currency forward contracts of $0.3 million and $3.5 million in the three and nine months ended December 31, 2017, respectively. The Company recognized net realized losses on foreign currency forward contracts of $3.1 million in each of the three and nine months ended December 31, 2016. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

The following table presents the changes in the components of accumulated other comprehensive (loss) income (AOCI), net of tax, for the nine months ended December 31, 2017 (amounts in thousands):

	Unrealized holding gains (losses) available-for-sale securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2017	$312	$(5,263)	$(9,427)	$(14,378)
Other comprehensive loss before reclassifications	(6,161)	(2,284)	—	(8,445)
Amounts reclassified from accumulated other comprehensive loss	—	630	—	630
Net other comprehensive loss	(6,161)	(1,654)	—	(7,815)
Accumulated other comprehensive loss at December 31, 2017	$(5,849)	$(6,917)	$(9,427)	$(22,193)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Description of AOCI Component	2017	2016	2017	2016	Related Statement of Income Line
Unrealized losses on available-for-sale securities	$—	$(1,433)	$—	$(1,522)	Other income (loss)
Amortization of actuarial loss	(214)	—	(630)	—	Other income (loss)
Reclassification of realized transactions, net of taxes	$(214)	$(1,433)	$(630)	$(1,522)	Net income

Note 18.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of sales (1)	$3,494	$3,468	$10,587	$15,465
Research and development	10,921	9,881	31,797	37,569
Selling, general and administrative	9,588	8,771	27,637	53,055
Pre-tax effect of share-based compensation	24,003	22,120	70,021	106,089
Income tax benefit (2)	6,604	7,376	21,878	36,622
Net income effect of share-based compensation	$17,399	$14,744	$48,143	$69,467

(1) During the three and nine months ended December 31, 2017, $3.1 million and $8.9 million, respectively, of share-based compensation expense was capitalized to inventory and $3.5 million and $10.6 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2016, $2.8 million and $8.3 million, respectively, of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during the three months ended December 31, 2016 included $3.5 million of previously capitalized share-based compensation expense in inventory that was sold. The amount of share-based compensation included in cost of sales during the nine months ended December 31, 2016 included $11.3 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory.

(2) Amounts exclude excess tax benefits related to share-based compensation of $5.7 million and $19.8 million, respectively, for the three and nine months ended December 31, 2017 and $6.1 million and $18.6 million, respectively, for the three and nine months ended December 31, 2016.

Atmel Acquisition-related Equity Awards

During the three months ended December 31, 2016, the Company recognized $3.9 million of share-based compensation expense in connection with the acquisition of Atmel. During the nine months ended December 31, 2016, the Company recognized $53.3 million of share-based compensation expense in connection with awards assumed in the acquisition of Atmel, of which $38.8 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Atmel employees.

Note 19.	Net (Loss) Income Per Common Share From Continuing Operations

The following table sets forth the computation of basic and diluted net (loss) income per common share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net (loss) income from continuing operations	$(251,086)	$107,335	$108,657	$33,684
Weighted average common shares outstanding	234,106	216,210	232,278	215,360
Dilutive effect of stock options and RSUs	—	4,330	4,460	4,317
Dilutive effect of 2007 Junior debt	—	14,884	1,735	13,674
Dilutive effect of 2015 Senior debt	—	—	9,551	—
Dilutive effect of 2017 Senior debt	—	—	—	—
Dilutive effect of 2017 Junior debt	—	—	—	—
Weighted average common and potential common shares outstanding	234,106	235,424	248,024	233,351
Basic net (loss) income per common share from continuing operations	$(1.07)	$0.50	$0.47	$0.16
Diluted net (loss) income per common share from continuing operations	$(1.07)	$0.46	$0.44	$0.14

The Company computed basic net (loss) income per common share from continuing operations using net (loss) income from continuing operations and the weighted average number of common shares outstanding during the period. The Company computed diluted net (loss) income per common share from continuing operations using net (loss) income from continuing operations and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  For the three months ended December 31, 2017, the calculation of diluted net loss per common share excluded 4,400,046 common shares from employee equity incentive plans as the related impact would have been anti-dilutive as the Company generated a net loss. There were no anti-dilutive option shares for the nine months ended December 31, 2017, and the three and nine months ended December 31, 2016.

For the three months ended December 31, 2017, the calculation of diluted net loss per common share excluded 398,430 shares and 11,920,246 shares issuable upon the exchange of the Company's 2007 Junior Debt, and the Company's 2015 Senior Debt, respectively, as the related impact would have been anti-dilutive as the Company generated a net loss. Diluted net income per common share from continuing operations for the nine months ended December 31, 2017, includes 1,734,984 shares and 9,551,342 shares issuable upon the exchange of the Company's 2007 Junior Debt, and the Company's 2015 Senior Debt, respectively. The Company's 2007 Junior Debt was fully settled as of December 31, 2017. Diluted net income per common share from continuing operations for the three and nine months ended December 31, 2016 included 14,883,643 shares and 13,673,578 shares issuable upon the exchange of the Company's 2007 Junior Debt, respectively (see Note 13 for details on the convertible debt).  The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 13 for details on the convertible debt):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
2007 Junior Debt	$23.49	$23.93	$23.59	$24.08
2015 Senior Debt	$63.80	$65.00	$64.07	$65.40
2017 Senior Debt	$99.50	$—	$99.92	$—
2017 Junior Debt	$97.75	$—	$98.16	$—

Note 20. Stock Repurchase

The Company's Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the three and nine months ended December 31, 2017.  There is no expiration date associated with this repurchase program.  As of December 31, 2017, the Company held approximately 18.9 million shares as treasury shares.

Note 21.	Dividends

A quarterly cash dividend of $0.3625 per share was paid on December 5, 2017 in the aggregate amount of $84.9 million.  Through the first nine months of fiscal 2018, cash dividends of $1.0860 per share have been paid in the aggregate amount of $252.4 million. A quarterly cash dividend of $0.3630 per share was declared on February 6, 2018 and will be paid on March 6, 2018 to stockholders of record as of February 21, 2018. The Company expects the March 6, 2018 payment of its quarterly cash dividend to be approximately $85.2 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 51 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that adverse global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•
Our expectation that our days of inventory levels will increase modestly in the March 2018 quarter. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	That we intend to pay the one-time transition tax over a period of eight years;

•	Our belief that our determinations with respect to the tax consequences of the Atmel acquisition are reasonable;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•
That our offshore earnings are considered to be permanently reinvested offshore and that we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities;

•	That a significant portion of our future cash generation will be in our foreign subsidiaries;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

•	Changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and

•	Our ability to collect accounts receivable.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 55 for discussion of the impact of seasonality on our business.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors. Discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred income on shipments to distributors account that will be credited back to the distributors.  Therefore, we do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At December 31, 2017, we had approximately $472.7 million of deferred revenue and $137.0 million in deferred cost of sales recognized as $335.7 million of deferred income on shipments to distributors.  At March 31, 2017, we had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our condensed consolidated balance sheets, totaled $194.2 million at December 31, 2017 and $203.9 million at March 31, 2017.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our condensed consolidated statements of operations.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Recent Updates to Revenue Recognition

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606) and in August 2015, the FASB subsequently issued ASU 2015-14 "Deferral of the Effective Date," which supersedes existing revenue recognition guidance pursuant to US GAAP and will no longer permit us to defer revenue on sales to distributors until the products are sold to the end customer. Upon our adoption of ASU 2014-09 and 2015-14 beginning April 1, 2018, we will be required to recognize revenue at the time of shipment to the distributors.  The amount of revenue recognized will be adjusted for estimates of returns and allowances provided to distributors.  These estimates will require significant judgment and will be based on historical data and other information available at the time.  After adoption, the effect of the new standard on our future consolidated financial statements will depend on the relative percentage of sales through distributors; the level of and changes in the amount of inventory held by distributors; the individual products and product types held in inventory by distributors; and our ability to accurately estimate pricing variability at the time of sale to the distributor. See Note 2 to our condensed consolidated financial statements for additional information on the new guidance.

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through December 31, 2017, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees. Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense straight-line over the requisite service periods. Total share-based compensation during the nine months ended December 31, 2017 was $70.0 million, of which $59.4 million was reflected in operating expenses and $10.6 million was reflected in cost of sales.  Total share-based compensation included in our inventory balance was $7.9 million at December 31, 2017.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in each of the three and nine month periods ended December 31, 2017 and 2016.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. Due to the Tax Cuts and Jobs Act (the "Act"), we released our valuation allowance on foreign tax credits during the period ending December 31, 2017. We are still evaluating how the Act impacts our valuation allowance on state net operating loss carryforwards and state tax credits, and we may report an adjustment to the valuation allowances under Staff Accounting Bulletin ("SAB") 118 in subsequent quarters. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

The accounting model as defined in Accounting Standards Codification ("ASC") 740 related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

On December 22, 2017, the Act was enacted into law. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the Act began to impact us in our third quarter of fiscal 2018, while other provisions will impact us beginning in fiscal 2019.

The corporate tax rate reduction is effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we are subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate will be a blended rate of 31.5%.

In addition to the impacts of tax reform on fiscal 2018, the Act also establishes new tax laws that will be effective for our fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries, which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of entertainment expenses; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on our tax expense for fiscal 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant, adverse impact.

Due to the complexity of the new tax on low-taxed income of foreign subsidiaries, we are continuing to evaluate this provision of the Act and the application of ASC 740. Based on recent FASB deliberations, it appears we will be allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (2) factoring such amounts into our measurement of our deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.9	44.2	39.4	51.1
Gross profit	61.1	55.8	60.6	48.9

Research and development	13.2	15.9	13.3	16.7
Selling, general and administrative	11.0	13.3	11.3	15.5
Amortization of acquired intangible assets	12.2	9.9	12.2	9.7
Special charges and other, net	—	2.5	0.6	2.1
Operating income	24.7%	14.2%	23.2%	4.9%

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

Net Sales: comparison to prior quarter

Our net sales for the quarter ended December 31, 2017 were $994.2 million, a decrease of 1.8% from the previous quarter's net sales of $1,012.1 million. The decrease in net sales in the three months ended December 31, 2017 compared to the three months ended September 30, 2017 was primarily due to the impact of seasonality on our business.

Net Sales: comparison to prior year

The following table summarizes our revenue for the periods covered by this report:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2017	2016	% Change	2017	2016	% Change
Net sales	$994,205	$834,366	19.2%	$2,978,485	$2,505,141	18.9%

The increases in net sales in the three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016 were impacted by the following two accounting factors, which occurred in the 2016 periods:

•	An amount of revenue that could not be recognized under US GAAP relating to Atmel's inventory in the distribution channel on the acquisition date; and

•	The impact of the change in timing of revenue recognition for some of Atmel's distributors from shipment to the distributor to upon sale by the distributor to their customers.

Excluding the impact of these two accounting factors, net sales for the three and nine months ended December 31, 2017 compared to the same periods in the prior year increased 12.8% and 15.0%, respectively. These increases were primarily due to growth in our business driven by favorable economic and semiconductor industry conditions. Approximately 7% and 5% of the respective increases in net sales during the three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016 were due to increases in the average price of products sold as a result of favorable market conditions and product mix.  The remaining sales growth was primarily due to a net increase in the volume of products sold.  We sell a large number of products to a large and diverse customer base and there was not any product, customer or market that accounted for a material portion of the increase.

As discussed in the following paragraphs, there were revenue gains across our product lines in the 2017 periods compared to the 2016 periods, with the largest increase in microcontrollers, which is our largest product line.  This growth was due to favorable economic and semiconductor conditions and market share gains.  Key factors related to the amount of net sales during the three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016 include:

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and nine months ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2017	%	2016	%	2017	%	2016	%
Microcontrollers	$661,014	66.5	$516,766	61.9	$1,961,761	65.9	$1,566,881	62.6
Analog, interface, mixed signal and timing products	231,454	23.3	220,983	26.5	709,698	23.8	658,396	26.3
Memory products	48,156	4.8	46,210	5.5	149,743	5.0	138,611	5.5
Technology licensing	27,527	2.8	23,834	2.9	78,340	2.6	68,092	2.7
Multi-market and other	26,054	2.6	26,573	3.2	78,943	2.7	73,161	2.9
Total sales	$994,205	100.0%	$834,366	100.0%	$2,978,485	100.0%	$2,505,141	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 66.5% and 65.9% of our net sales for the three and nine months ended December 31, 2017, respectively, compared to approximately 61.9% and 62.6% of our net sales for the three and nine months ended December 31, 2016, respectively.

Net sales of our microcontroller products increased 27.9% and 25.2% in the three and nine months ended December 31, 2017, respectively, compared to the three and nine months ended December 31, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions and market share gains.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 23.3% and 23.8% of our net sales for the three and nine months ended December 31, 2017, respectively, compared to approximately 26.5% and 26.3% of our net sales for the three and nine months ended December 31, 2016, respectively.

Net sales of our analog, interface, mixed signal and timing products increased 4.7% and 7.8% in the three and nine months ended December 31, 2017, respectively, compared to the three and nine months ended December 31, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions and market share gains.

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

Memory Products

Sales of our memory products accounted for approximately 4.8% and 5.0% of our net sales for the three and nine-month periods ended December 31, 2017, respectively, compared to approximately 5.5% of our net sales for each of the three and nine-month periods ended December 31, 2016, respectively.

Net sales of our memory products increased 4.2% and 8.0% in the three and nine months ended December 31, 2017, respectively, compared to the three and nine months ended December 31, 2016. These sales increases were due primarily to growth in our business driven by favorable economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services.  Technology licensing accounted for approximately 2.8% and 2.6% of our net sales for the three and nine months ended December 31, 2017, respectively, compared to approximately 2.9% and 2.7% of our net sales for the three and nine months ended December 31, 2016, respectively.

Net sales related to our technology licensing increased 15.5% and 15.1% in the three and nine months ended December 31, 2017, respectively, compared to the three and nine months ended December 31, 2016. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-Market and Other

Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and aerospace products. Revenue from these services and products accounted for approximately 2.6% and 2.7% of our net sales for the three and nine months ended December 31, 2017, respectively, compared to approximately 3.2% and 2.9% of our net sales for the three and nine months ended December 31, 2016, respectively.

MMO net sales decreased 2.0% in the three months ended December 31, 2017 compared to the three months ended December 31, 2016. MMO net sales increased 7.9% in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. MMO net sales can fluctuate over time based on changes in demand for our manufacturing services (wafer foundry and assembly and test subcontracting) as well as general economic and semiconductor industry conditions.

Distribution

Distributors accounted for approximately 53.7% of our net sales in the three months ended December 31, 2017 and approximately 52.6% of our net sales in the three months ended December 31, 2016. Distributors accounted for approximately 54.2% of our net sales in the nine months ended December 31, 2017 and approximately 54.9% of our net sales in the nine months ended December 31, 2016. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2017, our distributors maintained 34 days of inventory of our products compared to 33 days of inventory at our distributors at March 31, 2017.  Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 30 days and 37 days.  We do not believe that inventory holding patterns at our distributors will materially impact our net sales prior to the adoption of ASU 2014-09-Revenue from Contracts with Customers (Topic 606), as we do not recognize revenue until the inventory is sold by the distributors. Upon our adoption of ASC 606 commencing on April 1, 2018, we will be required to recognize revenue from distributors at the time our products are sold to the distributor.  As a result, beginning April 1, 2018, inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the three and nine months ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2017	%	2016	%	2017	%	2016	%
Americas	$172,637	17.4	$164,442	19.7	$536,996	18.0	$469,613	18.7
Europe	228,148	22.9	199,652	23.9	697,345	23.4	581,739	23.2
Asia	593,420	59.7	470,272	56.4	1,744,144	58.6	1,453,789	58.1
Total sales	$994,205	100.0%	$834,366	100.0%	$2,978,485	100.0%	$2,505,141	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 85% of our total net sales in each of the three and nine months ended December 31, 2017 compared to approximately 83% and 84% of our total net sales in the three and nine months ended December 31, 2016, respectively. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2017 was $607.1 million, or 61.1% of net sales, compared to $465.3 million, or 55.8% of net sales, in the three months ended December 31, 2016. Our gross profit in the nine months ended December 31, 2017 was $1,805.6 million, or 60.6% of net sales, compared to $1,224.4 million, or 48.9% of net sales, in the nine months ended December 31, 2016.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $12.0 million and $186.7 million in the three and nine months ended December 31, 2016, respectively, related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down in the three and nine months ended December 31, 2016;

•	inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down in the three and nine months ended December 31, 2017; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;

•	lower depreciation as a percentage of cost of sales;

•
increases in the level of assembly and test operations performed at our internal facilities compared to assembly and test operations performed by our third-party contractors, which lower our manufacturing costs as these functions are performed internally; and

•	favorable market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. During each of the three and nine months ended December 31, 2017 and 2016, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.13 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  Substantially all of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. Our wafer fabrication facility in Colorado Springs, Colorado (Fab 5) currently utilizes processes between 0.25 micron and 1.0 micron that run on 6-inch wafers. We consider normal capacity at Fab 5 to be 70% to 75%. During the nine months ended December 31, 2017, we completed the sale of the decommissioned San Jose wafer fabrication facility and assets from our Micrel acquisition for proceeds of $10.0 million.

Our overall inventory levels were $487.1 million at December 31, 2017, compared to $417.2 million at March 31, 2017.  We maintained 115 days of inventory on our balance sheet at December 31, 2017 compared to 103 days of inventory at March 31, 2017.  We expect our days of inventory level to increase modestly in the March 2018 quarter. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines. Approximately 41% and 39% of our assembly requirements were performed in our Thailand facilities in the three and nine months ended December 31, 2017, respectively, compared to approximately 32% and 37% during the three and nine months ended December 31, 2016, respectively.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During the three and nine months ended December 31, 2017, approximately 67% and 62%, respectively, of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 58% and 61% of our test requirements performed in our Thailand and Philippines facilities during the three and nine months ended December 31, 2016, respectively. The percentage of our assembly and test work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  The increases in the percentage of assembly and test work that was performed internally in the three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016 are primarily due to our recent investments in assembly and test equipment, which have increased our internal capacity capabilities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 43% and 42% of our net sales came from products that were produced at outside wafer foundries in the three and nine months ended December 31, 2017, respectively, and approximately 42% and 41% of our net sales came from products that were produced at outside wafer foundries in the three and nine months ended December 31, 2016, respectively.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2017 were $131.6 million, or 13.2% of net sales, compared to $132.4 million, or 15.9% of net sales, for the three months ended December 31, 2016. R&D expenses for the nine months ended December 31, 2017 were $395.7 million, or 13.3% of net sales, compared to $418.1 million, or 16.7% of net sales, for the nine months ended December 31, 2016. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $0.9 million, or 0.7%, for the three months ended December 31, 2017 over the same period last year.  R&D expenses decreased $22.5 million, or 5.4%, for the nine months ended December 31, 2017 over the same period last year. The primary reasons for the decreases in R&D costs were reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during the three and nine months ended December 31, 2016.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2017 were $109.1 million, or 11.0% of net sales, compared to $111.0 million, or 13.3% of net sales, for the three months ended December 31, 2016. Selling, general and administrative expenses for the nine months ended December 31, 2017 were $337.6 million, or 11.3% of net sales, compared to $388.7 million, or 15.5% of net sales, for the nine months ended December 31, 2016. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $2.0 million, or 1.8%, for the three months ended December 31, 2017 over the same period last year.  Selling, general and administrative expenses decreased $51.0 million, or 13.1%, for the nine months ended December 31, 2017 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses were reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during the period ended June 30, 2016.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2017 was $121.0 million and $362.8 million, respectively, compared to $82.8 million and $243.4 million for the three and nine months ended December 31, 2016, respectively. The primary reason for the increases in acquired intangible asset amortization was amortization of in-process R&D assets from our acquisition of Atmel, which assets started to amortize during the three months ended December 31, 2016.

Special Charges and Other, Net

During the three and nine months ended December 31, 2017, we incurred special charges and other, net of $0.2 million and $17.3 million, respectively. The special charges and other, net incurred in the nine months ended December 31, 2017 is comprised primarily of a $19.5 million charge for fees associated with transitioning from the public utility provider in Oregon to a lower cost direct access provider. During the three and nine months ended December 31, 2016, we incurred special charges and other, net of $20.9 million and $52.5 million comprised primarily of employee separation costs and impairment charges.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2017 was $6.3 million and $14.4 million, respectively. Interest income in the three and nine months ended December 31, 2016 was $0.5 million and $1.8 million, respectively. The primary reason for the increases in interest income in the three and nine months ended December 31, 2017 compared to the same periods last year relates to higher cash and investment balances. During the quarter ended June 30, 2016, we used cash to finance a significant portion of the purchase price of our April 4, 2016 acquisition of Atmel.

Interest expense in the three and nine months ended December 31, 2017 was $49.7 million and $148.7 million, respectively. Interest expense in the three and nine months ended December 31, 2016 was $35.1 million and $104.7 million, respectively. The primary reason for the increases in interest expense in the three and nine months ended December 31, 2017 compared to the same periods last year relates primarily to the issuance of our 2017 senior and junior debt partially offset by lower interest expense on amounts borrowed under our credit facility. In February 2017, we paid off the remaining balance on our credit facility.

During the three and nine months ended December 31, 2017, we settled the remaining principal of our 2007 junior debt resulting in a loss on settlement of convertible debt of $2.1 million and $16.0 million, respectively.

Other loss, net in the three months ended December 31, 2017 was $3.0 million and other income, net in the nine months ended December 31, 2017 was $7.2 million. Other income, net in the three months ended December 31, 2016 was $0.1 million and other loss, net in the nine months ended December 31, 2016 was $0.7 million. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.   We had an effective tax rate of 227.7% for the three months ended December 31, 2017 and a negative effective tax rate of 28.5% for the three months ended December 31, 2016.  We had an effective tax rate of 80.2% for the nine months ended December 31, 2017 and a negative effective tax rate of 87.3% for the nine months ended December 31, 2016.

The geographic dispersion of our earnings and losses contributes to the period-to-period changes in our effective tax rate. In fiscal 2018, approximately 18% of our net sales are expected to be generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the nine months ended December 31, 2017 was approximately 33% and our domestic statutory tax rate for fiscal 2017 was approximately 37%. Our non-U.S. blended statutory tax rates for the nine months ended December 31, 2017 and fiscal 2017 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, our effective tax rate will increase.

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

Liquidity and Capital Resources

We had $1,985.0 million in cash, cash equivalents and short-term and long-term investments at December 31, 2017, an increase of $574.8 million from the March 31, 2017 balance.

Net cash provided by operating activities was $1,060.1 million in the nine months ended December 31, 2017, compared to $736.9 million in the nine months ended December 31, 2016. The increase in net cash provided from operating activities was primarily due to higher net sales as well as operating cash flows resulting from synergies realized from our process efficiency and restructuring efforts related to our acquisition of Atmel.

During the nine months ended December 31, 2017, net cash used in investing activities was $961.6 million compared to $2,350.5 million in the nine months ended December 31, 2016.  Net cash used in investing activities in the nine months ended December 31, 2017 was primarily to purchase available-for-sale investments. In the nine months ended December 31, 2016, investing cash flows included net cash and cash equivalents used to finance our acquisition of Atmel of $2,747.5 million. Excluding investing cash flows used for acquisitions in the nine months ended December 31, 2016, net investing activities resulted in a source of cash of $397.0 million primarily from purchases and sales and maturities of available-for-sale securities.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2017 were $148.4 million compared to $52.3 million in the nine months ended December 31, 2016.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  Capital expenditures in fiscal 2017 were relatively less than we have experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding technology platforms and other manufacturing activities. We currently intend to spend approximately $190.0 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $335.1 million in the nine months ended December 31, 2017 compared to net cash provided of $185.8 million in the nine months ended December 31, 2016.  The cash provided by financing activities was lower in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 because of net proceeds of $438.5 million from borrowings under our credit facility to fund operations, finance acquisitions and pay dividends in the nine months ended December 31, 2016. In addition, financing activities in the nine months ended December 31, 2017 includes $73.4 million in cash used to settle conversions of our 2007 Junior Debt.

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

In February 2017, we amended our credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. Proceeds of loans made under the credit agreement may be used for working capital and general corporate purposes. At December 31, 2017 and March 31, 2017, we had no borrowings outstanding under our credit facility, which had a capacity as of December 31, 2017 of $3,122.3 million. See Note 13 of the notes to consolidated financial statements for more information regarding our credit agreement.

Our total cash, cash equivalents, short-term investments and long-term investments held by our foreign subsidiaries was $1,429.5 million at December 31, 2017 and $909.2 million at March 31, 2017. Under tax laws and regulations as of December 31, 2017, if accumulated earnings and profits held by our foreign subsidiaries that U.S. taxes had not previously been provided for were to be distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, under the Act, our earnings and profits (E&P) accumulated after December 31, 2017 held by our foreign subsidiaries are now currently taxed in the U.S., and as such, distributions of E&P to the U.S. no longer generate additional negative U.S. income tax consequences. Foreign withholding may still apply on distributions. Our balance of cash, cash equivalents, short-term investments and long-term investments available for our U.S. operations as of December 31, 2017 and March 31, 2017 was approximately $555.4 million and $501.0 million, respectively. Our U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities, which has been and is expected to be sufficient to meet our business needs in the U.S. for the foreseeable future. We utilize a variety of tax planning and financing strategies (including borrowings under our credit agreement) with the objective of having our worldwide cash available in the locations in which it is needed. Should our U.S. cash needs exceed funds generated by our U.S. operations for any reason, including acquisitions of large capital assets or acquisitions of U.S. businesses, we may require additional funds in the U.S. and would expect to borrow such additional funds under our existing credit facility, pursue other U.S. borrowing alternatives, issue equity securities or utilize a combination of these sources. We consider our offshore earnings to be permanently reinvested offshore. The Act may provide opportunities for us to repatriate amounts at a tax rate that would be advantageous to us. However, our management is still evaluating the effects of the Act and our tax structure and, as such, we have not changed our position on permanent reinvestment of such amounts at this time. We could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities.  We expect that a significant portion of our future cash generation will be in our foreign subsidiaries.

During the December 2017 quarter, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $627.7 million, as a result of the recent U.S. tax reform. This value is identified as provisional in our condensed consolidated financial statements for the period ended December 31, 2017, and is subject to future measurement period adjustments in accordance with SAB 118. We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2018 through fiscal 2022, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2023, 2024, and 2025.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2017, we had no foreign currency forward contracts outstanding.

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

Our Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of our common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the nine months ended December 31, 2017.  There is no expiration date associated with this repurchase program.  As of December 31, 2017, we held approximately 18.9 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3625 per share was paid on December 5, 2017 in the aggregate amount of $84.9 million. A quarterly dividend of $0.3630 per share was declared on February 6, 2018 and will be paid on March 6, 2018 to stockholders of record as of February 21, 2018. We expect the aggregate cash dividend for March 2018 to be approximately $85.2 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our credit agreement will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our credit agreement or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash (including the impact of the Act), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

During the December 2017 quarter, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $627.7 million, as a result of the recent U.S. tax reform of which we expect to result in future cash payments of approximately $300.0 million. This one-time transition tax is identified as provisional in our condensed consolidated financial statements for the period ended December 31, 2017, and is subject to future measurement period adjustments in accordance with SAB 118. We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2018 through fiscal 2022, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2023, 2024, and 2025.

Off-Balance Sheet Arrangements (Including Guarantees)

As of December 31, 2017, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $1,985.0 million as of December 31, 2017 compared to $1,410.2 million as of March 31, 2017. The increase is due to cash generated from operations. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature. The amounts for fiscal 2018 refer to the remaining three months of the current fiscal year (dollars in thousands):

	Financial instruments maturing during the fiscal year ended March 31,
	2018	2019	2020	2021	2022	Thereafter
Available-for-sale securities	$258,290	$166,759	$170,339	$715,053	$—	$—
Weighted-average yield rate	1.21%	1.52%	1.76%	1.84%	—%	—%

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 15 to our condensed consolidated financial statements for information regarding legal proceedings.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	our ability to ramp our factory capacity to meet customer demand;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Tax Cuts and Jobs Act of 2017;

•	new accounting pronouncements or changes in existing accounting standards and practices, including with respect to revenue recognition;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	our ability to continue to realize the expected benefits of our acquisitions including our acquisition of Atmel;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of significant acquisitions by us or our competitors;

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

As of December 31, 2017, the principal amount of our outstanding indebtedness was $4,481.3 million. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt and amended our existing credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 credit agreement amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. We used a portion of the proceeds from the issuance of the 2017 senior and junior convertible debt to settle $431.3 million in principal value of our 2007 Junior Debt and $1,682.5 million to pay off the outstanding balance under our credit facility. In June 2017, we exchanged $111.3 million of our outstanding 2007 Junior Debt with $111.3 million of our 2017 Junior Debt. In November 2017, we called $14.6 million in principal value of the remaining outstanding 2007 Junior Debt with an effective date of December 15, 2017 for which substantially all holders submitted requests to convert. Prior to the call, conversion requests were received in both the second and third quarters of fiscal 2018. Total conversions for the nine months ending December 31, 2017 were for a principal amount of $32.4 million for which we settled in cash and shares. At December 31, 2017, there were no outstanding borrowings under our credit facility which had a capacity of $3,122.3 million and is comprised of one tranche expiring in February 2020. In February 2015, we issued $1,725.0 million of principal value of our 2015 Senior Debt. As a result of such transactions, we have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our convertible debt or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2018, approximately 42% of our net sales came from products that were produced at outside wafer foundries. During fiscal 2017, approximately 41% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2018, approximately 61% of our assembly requirements and 38% of our test requirements were performed by third party contractors compared to approximately 64% of our assembly requirements and 40% of our test requirements during fiscal 2017. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. Although we operated at normal capacity levels during fiscal 2017 and the first three quarters of fiscal 2018, there can be no assurance that such production levels will be maintained in future periods.

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business tends to generate historically stronger revenues in the first and second quarters and comparatively weaker revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisition of Atmel) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 54.2% of our net sales in the first nine months of fiscal 2018 and approximately 55.3% of our net sales in fiscal 2017. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. or global economies or in the U.S. or global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in demand for our products from our distributors, which could reduce our net sales in a given period and result in an increase in inventory returns. Violations of the Foreign Corrupt Practices Act, or similar laws, by our distributors or other channel partners could have a material adverse impact on our business.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2018, approximately 85% of our net sales were made to foreign customers, including 31% in China. During fiscal 2017, approximately 84% of our net sales were made to foreign customers, including 32% in China.

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

We do not typically enter into long-term contracts with our customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 115,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for the nine months ended December 31, 2017 and three of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under US GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon our adoption of ASU 2014-09 beginning with our fiscal year commencing on April 1, 2018, we will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We will adopt the standard under the modified retrospective method. Refer to Note 2 to our consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

We must comply with all applicable federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes. Our failure to comply with applicable regulations could result in fines, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future, to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations' logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in the quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products, energy efficiency measures, and supplier practices associated with sourcing and manufacturing. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Regulatory authorities in jurisdictions into which we ship our products could levy fines or restrict our ability to export or transfer products.

A significant portion of our sales are made through the exporting and importing of products. In addition to local jurisdictions' trade regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations (ITAR) and trade sanctions against embargoed countries and denied entities administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Exposure to greater than anticipated income tax liabilities, changes in tax rules and regulations (including the Act), changes in the interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our income tax obligations could be affected by many factors, including but not limited to changes to our corporate operating structure, intercompany arrangements and tax planning strategies.

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign-sourced earnings. The new legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, will likely have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

In addition, we are subject to examinations of our income tax returns by domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2017, we had goodwill of $2,299.0 million and net intangible assets of $1,784.6 million. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first nine months of fiscal 2018 or in fiscal 2017.  No material intangible asset impairment charges were recorded in the first nine months of fiscal 2018. In fiscal 2017, we recognized $11.9 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $57.4 million at December 31, 2017. The plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.7 million in fiscal 2018 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended December 31, 2017.

Item 6.	Exhibits

10.1
Augmenting Lender Supplement, dated as of November 10, 2017, among Microchip Technology Incorporated, the lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K filed on November 13, 2017).

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 7, 2018	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)