Form 10-K
period 2018-03-31
MICROCHIP TECHNOLOGY INC
filed 2018-05-18
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2017 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $20,543,563,116.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 9, 2018: 235,036,703 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2018 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A – Risk Factors," beginning below at page 13, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement. In this Form 10-K, "we," "us," "our," and "Microchip" each refers to Microchip Technology Incorporated and its subsidiaries.

Item 1.   BUSINESS

We develop, manufacture and sell specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, 32-bit microprocessors, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, radio frequency (RF), timing, safety, security, wired connectivity and wireless connectivity devices, as well as serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories and serial Static Random Access Memory (SRAM). We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, communications, computing, consumer and industrial control markets.  Our quality systems are ISO/TS16949 (2009 version) certified.

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

Recent Developments

On March 1, 2018, we entered into a definitive agreement (the "Merger Agreement") to acquire Microsemi Corporation ("Microsemi") for $68.78 per share in cash. The acquisition price represents a total equity value of approximately $8.35 billion, and a total enterprise value of about $10.15 billion, after accounting for Microsemi’s cash and investments, net of debt, on its balance sheet at December 31, 2017. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Microsemi is headquartered in Aliso Viejo, California, and has approximately 4,800 employees globally. Refer to Note 23 to our consolidated financial statements for additional details.

The Board of Directors of each of Microchip and Microsemi have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions including regulatory approvals and approval by Microsemi stockholders. There is no financing condition to the closing of the Merger. Assuming the timely receipt of the aforementioned regulatory approvals and the satisfaction of the other closing conditions, we anticipate that the merger will be completed in late May/early June 2018.

We estimate that the total amount of funds necessary to complete the Merger and the other transactions contemplated by the Merger Agreement will be approximately $10.15 billion, which will be funded through a combination of:

•	the incurrence of loans under a new term loan facility or other debt financing;

•	revolving loans under Microchip’s amended and restated credit agreement; and

•	Microchip’s and Microsemi’s cash and cash equivalents on hand at closing.
On March 1, 2018, in connection with our execution of the Merger Agreement, we entered into a Commitment Letter with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide to Microchip, among other things, (1) a senior secured term loan facility in an aggregate principal amount of up to $5.0 billion and (2) a 364-day secured bridge facility in an aggregate principal amount of up to $625.0 million, in each case, subject to the execution of definitive documentation and customary closing conditions. JPMorgan’s commitments in respect of the Term Loan Facility will be reduced in the event Microchip’s raises certain other debt or equity financing.

The Merger Agreement contains customary representations, warranties and covenants of Microchip, Microsemi, and Merger Sub, including among others, (i) covenants by Microsemi concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) a covenant by Microsemi that, subject to certain exceptions, the Board of Directors of Microsemi will recommend to its stockholders adoption of the Merger Agreement, and (iii) a covenant that Microsemi will not solicit, initiate or knowingly encourage, facilitate or induce the making, submission or announcement of an Acquisition Proposal (as defined in the Merger Agreement) or the making of any inquiry, offer or proposal that would reasonably be expected to lead to an Acquisition Proposal. The Merger Agreement contains certain termination rights for both Microchip and Microsemi and further provides that upon termination of the Merger Agreement under specified circumstances (including termination by Microsemi to accept a superior proposal), Microsemi may be required to pay Microchip a termination fee of $290 million. The Merger Agreement also contains a provision requiring Microsemi to reimburse Microchip for up to $35 million of its expenses incurred in connection with the Merger if the approval of the Merger by the holders of a majority of the outstanding shares of Microsemi Common Stock is not obtained at a meeting called for that purpose.

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

The increasing demand for embedded control has made the market for microcontrollers a significant segment of the semiconductor market at $18.0 billion in calendar year 2017.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. The analog and mixed-signal segment of the semiconductor market is very large at over $50 billion in calendar year 2017, and this market is fragmented into a large number of sub segments.

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

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under multiple brand names.  We believe that our microcontroller product families provide leading function and performance characteristics in the worldwide microcontroller market.  We have shipped over 22 billion microcontrollers to customers worldwide since 1990.  We also offer specialized microcontrollers for automotive networking, computing, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity. With almost 3,000 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller and 32-bit embedded microprocessor markets.

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

Many independent companies also develop and market application development tools that support our microcontroller product architectures.  Currently, there are more than 250 third-party tool suppliers worldwide whose products support our microcontroller architectures.

We believe that familiarity with and adoption of development tools from Microchip as well as third-party development tool partners by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.  To date, we have shipped approximately 2.4 million development tools.

Analog, Interface, Mixed Signal and Timing Products

Our analog, interface, mixed signal and timing products consist of several families with over 3,800 power management, linear, mixed-signal, high voltage, thermal management, radio frequency (RF), drivers, safety, security, timing, USB, ethernet, wireless and other interface products.

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

Multi-Market and Other

Our multi-market and other business offers manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and products for aerospace applications.

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

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, but predominantly utilizes our 0.5 microns to 1.0 microns processes.  During fiscal 2018, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2018, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.

Fab 5 is a 6-inch wafer fabrication facility that currently utilizes processes from 0.25 microns to 1.0 microns. During fiscal 2018, we made use of the existing capacity of Fab 5 to significantly increase wafer starts to support demand.

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

We augment our internal manufacturing capabilities by outsourcing a portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions in recent years, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2018, approximately 42% of our sales came from products that were produced at outside wafer foundries.

Wafer Probe, Assembly and Test

We perform wafer probe, product assembly and testing at our facilities located near Bangkok, Thailand, and we perform wafer probe and testing at our facility in Calamba, Philippines.  We also perform a limited amount of wafer probe and testing at our Chandler, Arizona facility and our Colorado Springs, Colorado facility. During fiscal 2018, we increased our Thailand and Philippines facilities' capacity to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2018, approximately 42% of our assembly requirements were being performed in our Thailand facilities and approximately 64% of our test requirements were performed in our Thailand and Philippines facilities.  We use third-party assembly and test contractors in several Asian countries for the balance of our assembly and test requirements. Over time, we intend to migrate a portion of the outsourced assembly and test activities to our Thailand and Philippines facilities.

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

The following table summarizes our long-lived assets (consisting of property, plant and equipment) by geography at the end of fiscal 2018, fiscal 2017 and fiscal 2016 (in millions).

	March 31,
	2018	2017	2016
United States	$393.3	$388.5	$373.9
Thailand	215.5	178.0	182.8
Various other countries	159.1	116.8	52.7
Total long-lived assets	$767.9	$683.3	$609.4

We have many suppliers of raw materials and subcontractors which provide our various materials and service needs. We generally seek to have multiple sources of supply for our raw materials and services, but, in some cases, we may rely on a single or limited number of suppliers. In such event, we have plans to reduce the exposure that would result from a disruption in supply.

Research and Development (R&D)

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current R&D activities focus on the development of general purpose and specialized microcontrollers, 32-bit microprocessors, wired and wireless connectivity products, analog, interface, mixed signal, timing and security products, human machine interface, security, Serial EEPROM memory, NOR FLASH memory, Embedded FLASH technologies, development systems, software and application-specific software libraries.  We are also developing design, assembly, test and process technologies to enable new products and innovative features as well as to achieve further cost reductions and performance improvements in existing products.

In fiscal 2018, our R&D expenses were $529.3 million, compared to $545.3 million in fiscal 2017 and $372.6 million in fiscal 2016.  R&D expenses included share-based compensation expense of $42.5 million in fiscal 2018, $46.8 million in fiscal 2017 and $32.0 million in fiscal 2016.

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

In fiscal 2018, we derived 54% of our net sales through distributors and 46% of our net sales from customers serviced directly by us. In fiscal 2017, we derived 55% of our net sales through distributors and 45% of our net sales from customers serviced directly by us. In fiscal 2016, we derived 53% of our net sales through distributors and 47% of our net sales from customers serviced directly by us. No distributor or end customer accounted for more than 10% of our net sales in fiscal 2018, fiscal 2017 or fiscal 2016.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Sales by Geography

Sales by geography for fiscal 2018, fiscal 2017 and fiscal 2016 were as follows (dollars in millions):

	Year Ended March 31,
	2018	%	2017	%	2016	%
Americas	$717.4	18.0	$641.8	18.8	$417.6	19.2
Europe	962.1	24.2	808.6	23.7	474.6	21.8
Asia	2,301.3	57.8	1,957.4	57.5	1,281.1	59.0
Total Sales	$3,980.8	100.0	$3,407.8	100.0	$2,173.3	100.0

Sales to foreign customers accounted for approximately 85% of our net sales in fiscal 2018 and 84% of net sales in each of fiscal 2017 and 2016.  Our sales to foreign customers have been predominately in Asia and Europe, which we attribute to the manufacturing strength in those areas for automotive, communications, computing, consumer and industrial control products.  Americas' sales include sales to customers in the U.S., Canada, Central America and South America.

Sales to customers in China, including Hong Kong, accounted for approximately 30%, 32% and 30% of our net sales in fiscal 2018, 2017 and 2016, respectively.  Sales to customers in Taiwan accounted for approximately 11%, 9% and 12% of our net sales in fiscal 2018, 2017 and 2016, respectively. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2018, 2017 or 2016.

Our international sales are substantially all U.S. dollar denominated.  Although foreign sales are subject to certain government export restrictions, we have not experienced any material difficulties to date as a result of export restrictions.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Our business tends to generate historically stronger revenues in the first and second quarters and comparatively weaker revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisition of Atmel and our pending acquisition of Microsemi) can have a more significant impact on our results than seasonality.

Backlog

As of April 30, 2018, our backlog was approximately $1,833.9 million, compared to $1,624.1 million as of April 30, 2017.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates through 2037.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2018, we had 14,234 employees.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2018:

Name	Age	Position
Steve Sanghi	62	Chief Executive Officer and Chairman of the Board
Ganesh Moorthy	58	President and Chief Operating Officer
J. Eric Bjornholt	47	Vice President, Chief Financial Officer
Stephen V. Drehobl	56	Vice President, MCU8 and Technology Development Division
Mitchell R. Little	66	Vice President, Worldwide Sales and Applications
Richard J. Simoncic	54	Vice President, Analog Power and Interface Division

Mr. Sanghi has served as Chief Executive Officer since October 1991, and as Chairman of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. In November 2016, Mr. Sanghi joined the Board of Directors of Myomo, Inc., a publicly traded commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper-limb paralysis.  In February 2018, Mr. Sanghi joined the board of Mellanox Technologies Ltd., a publicly traded supplier of end-to-end Ethernet and InfiniBand intelligent interconnect solutions and services for servers, storage, and hyper-converged infrastructure.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Tax Cuts and Jobs Act of 2017 (the Act);

•	new accounting pronouncements or changes in existing accounting standards and practices, including the impact of the new revenue recognition standard (ASC 606) on our financial statements;

•	our ability to continue to realize the expected benefits of our acquisitions including our pending acquisition of Microsemi;

•	our ability to ramp our factory capacity to meet customer demand;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of other significant acquisitions by us or our competitors;

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

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our pending acquisition of Microsemi.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On March 1, 2018, we entered into a definitive agreement to acquire Microsemi. We expect the acquisition of Microsemi to close in June 2018. In addition, in April 2016, we completed our acquisition of Atmel; and in August 2015, we completed our acquisition of Micrel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of acquired companies and other third parties related to the transaction. In particular, as a result of our Atmel acquisition, we became involved with third-party claims, litigation and disputes related to the Atmel business. See Note 12 to our consolidated financial statements for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our pending acquisition of Microsemi, we plan to use a significant portion of our cash balances and incur approximately $8.0 billion of additional debt through borrowings under our credit agreement and issuance of new debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our credit agreement, raising debt, issuing shares of our common stock, or other mechanisms.

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

As of March 31, 2018, the principal amount of our outstanding indebtedness was $4,481.3 million. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt and amended our existing credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 credit agreement amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. We used a portion of the proceeds from the issuance of the 2017 senior and junior convertible debt to settle $431.3 million in principal value of our 2007 Junior Debt and $1,682.5 million to pay off the outstanding balance under our credit facility. At March 31, 2018, there were no outstanding borrowings under our credit facility which had a capacity of $3,122.3 million and is comprised of one tranche expiring in February 2020. In connection with the closing of our pending acquisition of Microsemi, we expect to incur approximately $8.0 billion of additional debt through borrowings under our credit agreement and issuance of new debt. As a result of such transactions, we will have a substantially greater amount of debt than we had maintained in the past. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our convertible debt or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Servicing our current debt and expected debt to finance the Microsemi acquisition will require a significant amount of cash, and we may not have sufficient cash flow from our business to fund future payments.

Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, including our outstanding debentures and expected debt to be incurred to finance our acquisition of Microsemi, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.

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

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The average selling prices of our microcontroller and proprietary analog, interface, mixed signal and timing products have remained relatively constant, while average selling prices of our memory and non-proprietary analog, interface, mixed signal and timing products have declined over time. The overall average selling price of our products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2018 and fiscal 2017, approximately 42% and 41%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during fiscal 2018, approximately 58% of our assembly requirements and 36% of our test requirements were performed by third party contractors compared to approximately 64% of our assembly requirements and 40% of our test requirements during fiscal 2017. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Atmel, Micrel, SMSC, Supertex and ISSC. Microsemi relies on wafer foundries for a significant portion of its wafer fabrication needs. Accordingly, upon completion of our acquisition of Microsemi, our reliance on third party contractors and foundries will increase significantly. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. Although we operated at normal capacity levels during fiscal 2018 and fiscal 2017, there can be no assurance that such production levels will be maintained in future periods.

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Since a significant portion of our revenue is from consumer markets and international sales, our business tends to generate historically stronger revenues in the first and second quarters and comparatively weaker revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisition of Atmel and our pending acquisition of Microsemi) can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 54% of our net sales in fiscal 2018 and approximately 55% of our net sales in fiscal 2017. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our future operating results depend on our ability to develop and timely introduce new products that compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•	effective new product selection;

•	timely completion and introduction of new product designs;

•	procurement of licenses for intellectual property rights from third parties under commercially reasonable terms;

•	timely filing and protection of intellectual property rights for new product designs;

•	availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and

•	market acceptance of our customers' end products.

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

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, including ASC 606 which will impact our revenue recognition.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the Unites States of America (US GAAP). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon our adoption of ASU 2014-09 beginning with our fiscal year commencing on April 1, 2018, we will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. Refer to Note 1 to our consolidated financial statements for additional information on the new guidance and its expected impact on us.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2018, approximately 85% of our net sales were made to foreign customers, including 30% in China. During fiscal 2017, approximately 84% of our net sales were made to foreign customers, including 32% in China.

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

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability;

•	potentially adverse tax consequences;

•	economic uncertainty in the worldwide markets served by us;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions;

•	changes in rules and laws related to taxes, environmental, health and safety, technical standards and consumer protection in various jurisdictions;

•	currency fluctuations and foreign exchange regulations;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions in international transport or delivery;

•	public health conditions; and

•	difficulties in collecting receivables and longer payment cycles.

If any of these risks materialize, or are worse than we anticipate, our sales could decrease and our operating results could suffer.

Our contractual relationships with our customers expose us to risks and liabilities.

We do not typically enter into long-term contracts with our customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 119,000 customers and our ten largest direct customers made up approximately 11% of our total revenue for fiscal 2018 and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

With respect to our pending acquisition of Microsemi, a significant portion of their sales are, or may be derived from U.S. government agencies or customers whose principal sales are to U.S. government agencies. Such sales are subject to significant uncertainties regarding government spending and policy changes. Also, the U.S. government and its contractors may terminate their contracts with Microsemi at any time. Uncertainty with respect to governmental spending and policies, or termination of contracts associated with governmental projects could have a material adverse impact on the revenues and other benefits that we achieve from the Microsemi acquisition. Prior to the Microsemi transaction, Microchip has not derived significant sales from government related customers.

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

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro and Thai baht, the operational costs in our European and Thailand subsidiaries are adversely affected. Although our business has not been materially adversely impacted by recent changes in the value of the U.S. dollar, there can be no assurance as to the future impact that any weakness or strength in the U.S. dollar will have on our business or results of operations.

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

From time to time, we have experienced verifiable attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems; however, such attacks have not previously resulted in any material damage to us. Were future attacks successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have implemented improvements to our protective measures which are not limited to the following: firewalls, antivirus measures, patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attacks or disruptions. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

If we fail to maintain proper and effective internal control or remediate current or future deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Although we have never identified a material weakness in our internal control over financial reporting, we have from time to time identified significant deficiencies. If we fail to remediate these significant deficiencies or to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on May 31, 2017. Other countries are considering similar regulations.  If we cannot certify that we are using conflict-free minerals, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are "conflict-free." We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these or any future examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	developments with respect to timely completion or financing of our pending acquisition of Microsemi;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	any other acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or intangible assets including impairments related to Microsemi following our completion of our acquisition of such company.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2018, we had goodwill of $2,299.0 million and net intangible assets of $1,662.0 million. In connection with the completion of our pending acquisition of Microsemi, our balance of goodwill and intangible assets will increase significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2018 or in fiscal 2017.  No material intangible asset impairment charges were recorded in fiscal 2018. In fiscal 2017, we recognized $11.9 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisition of Atmel, we assumed unfunded defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $61.0 million at March 31, 2018. The plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.9 million in fiscal 2019 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Conversion of our debentures will dilute the ownership interest of our existing stockholders.

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

Further, any sustained adverse change in climate could have a direct adverse economic impact on us, such as water and power shortages, and higher costs of water or energy to control the temperature of our facilities. Certain of our operations are located in arid or tropical regions, such as Arizona, Thailand, and the Philippines. Some environmental experts predict that these regions may become vulnerable to storms, severe floods and droughts due to climate change. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will protect us from all such disasters or events.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2018, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chacherngsao, Thailand	489,000	Assembly and Test; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Colorado Springs, Colorado	480,000	Manufacturing, Test, Research and Development, Computer and Service Functions, Design and Engineering
Calamba, Philippines	460,000	Wafer Probe, Test, Warehousing and Administrative Offices
Tempe, Arizona	457,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Chandler, Arizona	415,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Bangalore, India	281,000	Research and Development; Sales and Marketing Support, and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test
Rousset, France	170,000	Design, Engineering, Test and Administrative
Nantes, France	77,000	Design, Engineering, Test and Probe, Administrative and Warehousing
Shanghai, China	21,000	Research and Development; Marketing Support, and Administrative Offices
Hsinchu, Taiwan	15,000	Design, Engineering and Administrative

The following additional facilities are under construction for additional office space: In Chandler, Arizona an additional 260,000 sq. ft, in Chennai, India an additional 96,000 sq. ft., and in Heilbronn, Germany an additional 46,000 sq. ft.

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $2.2 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 45 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3.    LEGAL PROCEEDINGS

Refer to Note 12 to our consolidated financial statements for information regarding legal proceedings.

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

Fiscal 2018	High	Low	Fiscal 2017	High	Low
First Quarter	$86.86	$72.15	First Quarter	$52.99	$47.16
Second Quarter	$91.01	$75.81	Second Quarter	$62.80	$49.49
Third Quarter	$95.36	$85.47	Third Quarter	$66.18	$58.41
Fourth Quarter	$100.24	$79.90	Fourth Quarter	$74.52	$62.59

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Microchip Technology Incorporated, the Standard & Poor's (S&P) 500 Stock Index, and the Philadelphia Semiconductor Index.

Comparison of 5 year Cumulative Total Return*
*$100 invested on March 31, 2013 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	Cumulative Total Return
	March 2013	March 2014	March 2015	March 2016	March 2017	March 2018
Microchip Technology Incorporated	100.00	134.48	141.94	144.39	226.37	285.15
S&P 500 Stock Index	100.00	121.86	137.37	139.82	163.83	186.75
Philadelphia Semiconductor Index	100.00	129.22	150.41	150.14	210.77	290.57

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 9, 2018, there were approximately 566 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

We have been declaring and paying quarterly cash dividends on our common stock since the third quarter of fiscal 2003.  Our total cash dividends paid were $337.5 million, $315.4 million and $291.1 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  The following table sets forth our quarterly cash dividends per common share and the total amount of the dividend payment for each quarter in fiscal 2018 and fiscal 2017 (amounts in millions, except per share amounts):

Fiscal 2018	Dividends per Common Share	Aggregate Amount of Dividend Payment	Fiscal 2017	Dividends per Common Share	Aggregate Amount of Dividend Payment
First Quarter	$0.3615	$82.9	First Quarter	$0.3595	$77.2
Second Quarter	$0.3620	$84.5	Second Quarter	$0.3600	$77.6
Third Quarter	$0.3625	$84.9	Third Quarter	$0.3605	$78.0
Fourth Quarter	$0.3630	$85.2	Fourth Quarter	$0.3610	$82.6

On May 8, 2018, we declared a quarterly cash dividend of $0.3635 per share, which will be paid on June 4, 2018 to stockholders of record on May 21, 2018 and the total amount of such dividend is expected to be approximately $85.6 million. Our Board of Directors is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board of Directors.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions and our results of operations.

Refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 53 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2018.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization.  There were no repurchases of common stock during fiscal 2018.  There is no expiration date associated with this repurchase program.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2018 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2018, and the balance sheet data as of March 31, 2018 and 2017, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2015 and 2014 and balance sheet data as of March 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in millions, except per share data).

Statement of Income Data:

	Year ended March 31,
	2018	2017 (1)	2016 (1)	2015	2014
Net sales	$3,980.8	$3,407.8	$2,173.3	$2,147.0	$1,931.2
Cost of sales	1,560.1	1,650.6	967.8	917.5	802.5
Research and development	529.3	545.3	372.6	349.5	305.0
Selling, general and administrative	452.1	499.8	301.7	274.8	267.3
Amortization of acquired intangible assets	485.5	337.7	174.9	176.8	94.5
Special charges and other, net (2)	17.5	98.6	4.0	2.8	3.0
Operating income	936.3	275.8	352.3	425.6	458.9
Losses on equity method investments	(0.2)	(0.2)	(0.3)	(0.3)	(0.2)
Interest income	22.0	3.1	24.4	19.5	16.5
Interest expense	(199.0)	(146.3)	(104.0)	(62.0)	(48.7)
Loss on settlement of convertible debt (3)	(16.0)	(43.9)	—	(50.6)	—
Other income (loss), net	(5.8)	1.3	8.9	13.7	5.9
Income from continuing operations before income taxes	737.3	89.8	281.3	345.9	432.4
Income tax (benefit) provision	481.9	(80.8)	(42.6)	(19.4)	37.1
Net income from continuing operations	255.4	170.6	323.9	365.3	395.3
Less: Net loss attributable to noncontrolling interests	—	—	0.2	3.7	—
Net income from continuing operations attributable to Microchip Technology	$255.4	$170.6	$324.1	$369.0	$395.3
Basic net income per common share from continuing operations attributable to Microchip Technology stockholders	$1.10	$0.79	$1.59	$1.84	$1.99
Diluted net income per common share from continuing operations attributable to Microchip Technology stockholders	$1.03	$0.73	$1.49	$1.65	$1.82
Dividends declared per common share	$1.449	$1.441	1.433	1.425	1.417
Basic common shares outstanding	232.9	217.2	203.4	200.9	198.3
Diluted common shares outstanding	248.9	234.8	217.4	223.6	217.6

(1)	Refer to Note 2 to our consolidated financial statements for an explanation of our material business combinations during fiscal 2017 and fiscal 2016.

(2) The following table presents a summary of special charges and other, net for the five-year period ended March 31, 2018:

	March 31,
	2018	2017	2016	2015	2014
Acquisition related expenses	$(2.5)	$98.6	$11.2	$2.8	$1.6
Legal settlement	—	—	(7.2)	—	—
Adjustment to contingent consideration	—	—	—	—	1.4
Non-acquisition related contract exit costs and other	$20.0	$—	$—	$—	$—
Totals	$17.5	$98.6	$4.0	$2.8	$3.0

Discussions of the special charges and other, net for fiscal 2018, fiscal 2017 and fiscal 2016 are contained in Note 3 to our consolidated financial statements.

During fiscal 2015 and fiscal 2014, we incurred special charges of $2.8 million and $3.0 million, respectively, related to severance, office closing and other costs associated with our acquisition activity.

(3) Refer to Note 11 to our consolidated financial statements for an explanation of the loss on settlement of debt of approximately $16.0 million in fiscal 2018 and $43.9 million in fiscal 2017.

Balance Sheet Data:

	March 31,
	2018	2017	2016	2015	2014
Working capital (1)	$1,338.9	$1,600.5	$2,714.7	$2,310.6	$1,633.3
Total assets	8,257.2	7,686.9	5,537.9	4,780.7	4,067.6
Long-term obligations, less current portion (1)	1,758.4	2,900.5	2,453.4	1,826.9	1,003.3
Microchip Technology Stockholders' equity	3,279.8	3,270.7	2,150.9	2,044.7	2,135.5

(1) $1,309.9 million of the 2015 senior convertible debt is classified as short-term as of March 31, 2018 as it is currently convertible.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 13 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that uncertain global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	The Microsemi acquisition is expected to close in the June 2018 quarter;

•	That we currently expect to finance the purchase price of our pending Microsemi acquisition using a combination of cash, our existing line of credit and new debt;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter;

•
Our expectation that our June 2018 days of inventory levels will be down six days to up four days compared to the March 2018 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	That we intend to pay the one-time transition tax over a period of eight years;

•	Our belief that our determinations with respect to the tax consequences of the Atmel acquisition are reasonable;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•	That a portion of our offshore earnings is considered to be permanently reinvested offshore and the remaining portion is earmarked for repatriation;

•	That we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities;

•	That a significant portion of our future cash generation will be in our foreign subsidiaries;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

•	Changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings;

•	Our belief that the effect the new tax laws will have on low-taxed income of foreign subsidiaries will have the most significant, adverse impact;

•	Our intent to maintain a high-quality investment portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield; and

•	Our ability to collect accounts receivable.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for fiscal 2018 compared to fiscal 2017, and for fiscal 2017 compared to fiscal 2016.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Recent Developments

On March 1, 2018, we entered into the Merger Agreement to acquire Microsemi for $68.78 per share in cash. The acquisition price represents a total equity value of approximately $8.35 billion, and a total enterprise value of about $10.15 billion, after accounting for Microsemi’s cash and investments, net of debt, on its balance sheet at December 31, 2017. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Microsemi recorded net sales of $492.2 million for its second fiscal quarter ended April 1, 2018 compared to $442.9 million for its second fiscal quarter ended April 2, 2017 and net sales of $960.9 million for the six months ended April 1, 2018 compared to $878.4 million for the six months ended April 2, 2017.  Microsemi is headquartered in Aliso Viejo, California, and has approximately 4,800 employees globally.

The Board of Directors of each of Microchip and Microsemi have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions including regulatory approvals and approval by Microsemi stockholders. There is no financing condition to the closing of the Merger. Assuming the timely receipt of the aforementioned regulatory approvals and the satisfaction of the other closing conditions, we anticipate that the merger will be completed in late May/early June 2018.

We plan to finance the acquisition of Microsemi with a combination of cash and cash equivalents, new borrowings on our line of credit, and the issuance of new debt. For further details, see the discussion in Liquidity and Capital Resources.

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 17 for discussion of the impact of seasonality on our business.

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

In connection with our acquisitions of Atmel and Micrel, we acquired certain distributor relationships where revenue was recognized upon shipment to the distributors based on certain contractual terms or prevailing business practices that resulted in the price being fixed and determinable at such time. Following an acquisition, we undertake efforts to align the contract terms and business practices of the acquired entity with our own. Once these efforts are complete, revenue recognition is changed. With respect to such distributor relationships acquired in the Atmel acquisition, as of October 1, 2016, these business practices were conformed to those of our other distributors resulting in the deferral of revenue recognition until the distributor sells the product to their customers. With respect to such distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, these distributor contracts were changed to be consistent with those of our other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

We sell the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resell our products to end customers at a broad range of individually negotiated price points.  The majority of our distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information to us regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors. Discounts to a price less than our cost have historically been rare.  The effect of granting these credits establishes the net selling price to our distributors for the product and results in the net revenue recognized by us when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  We do not reduce deferred income on shipments to distributors or accounts receivable by anticipated future concessions; rather, price concessions are typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which is generally at the time the distributor sells the product.  At March 31, 2018, we had approximately $479.6 million of deferred revenue and $145.8 million in deferred cost of sales recognized as $333.8 million of deferred income on shipments to distributors.  At March 31, 2017, we had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors. The deferred income on shipments to distributors that will ultimately be recognized in our income statement will be lower than the amount reflected on the balance sheet due to additional price credits to be granted to the distributors when the product is sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognize in the distribution channel of our business.

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $203.9 million at March 31, 2018 and March 31, 2017. On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on our revenue recognition or our consolidated statements of income.  We process discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Recent Updates to Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States of America (US GAAP).  In August 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard was effective for the Company beginning April 1, 2018.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10-Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12-Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. For a discussion of the financial statement impact related to the adoption of these standards, see “Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 1 to our consolidated financial statements.

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2018, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees.  Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation expense recognized in fiscal 2018 was $93.2 million, of which $79.4 million was reflected in operating expenses and $13.8 million was reflected in cost of sales. Total share-based compensation included in our inventory balance was $8.1 million at March 31, 2018.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating our inventory obsolescence, we primarily evaluate estimates of demand over a 12-month period and record impairment charges for inventory on hand in excess of the estimated 12-month demand. Estimates for projected 12-month demand are generally based on the average shipments of the prior three-month period, which are then annualized to adjust for any potential seasonality in our business. The estimated 12-month demand is compared to our most recently developed sales forecast to further reconcile the 12-month demand estimate. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production being below normal operating levels in our wafer fabrication facilities, approximately $1.9 million was charged to cost of sales in fiscal 2016. We operated at slightly below normal capacity levels in our Thailand assembly and test facilities during the third quarter of fiscal 2016, resulting in approximately $1.0 million in charges to cost of sales. There was no charge to cost of sales for reduced production levels in each of fiscal 2018 and fiscal 2017.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. Due to the Tax Cuts and Jobs Act (the "Act"), we released our valuation allowance on foreign tax credits during the period ending March 31, 2018, which was provisional. We are still evaluating how the Act impacts our valuation allowance on state net operating loss carryforwards and state tax credits, and we may report an adjustment to the valuation allowances under Staff Accounting Bulletin ("SAB") 118 in subsequent quarters. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the year ended March 31, 2018, various foreign jurisdictions finalized their audits. The close of these audits did not have an adverse impact on our financial statements. We are currently being audited by the tax authorities in the United States and in various foreign jurisdictions. At this time, we do not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

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

In addition to the impacts of tax reform on fiscal 2018, the Act also establishes new tax laws that will be effective for our fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries, which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on our tax expense for fiscal 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant, adverse impact.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the fiscal years indicated:

	Year Ended March 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.2	48.4	44.5
Gross profit	60.8	51.6	55.5

Research and development	13.3	16.0	17.1
Selling, general and administrative	11.4	14.7	13.9
Amortization of acquired intangible assets	12.2	9.9	8.1
Special charges and other, net	0.4	2.9	0.2
Operating income	23.5%	8.1%	16.2%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Year Ended March 31,
	2018	% Change	2017	% Change	2016
Net Sales	$3,980.8	16.8%	$3,407.8	56.8%	$2,173.3

The increases in net sales in fiscal 2018 compared to fiscal 2017 and in fiscal 2017 compared to fiscal 2016 were impacted by the following two accounting factors, which occurred in fiscal 2017:

•
an amount of revenue that could not be recognized under generally accepted accounting principles in the United States of America relating to Atmel's inventory in the distribution channel on the acquisition date; and

•	the impact of the change in timing of revenue recognition for some of Atmel's distributors from shipment to the distributor to upon sale by the distributor to their customers.

Excluding the impact of the two accounting factors described above, net sales for fiscal 2018 compared to fiscal 2017 increased 14.0%. This increase was primarily due to growth in our business driven by favorable economic and semiconductor industry conditions. Approximately 6% of the increase in net sales during this period was due to increases in the overall average selling price of products sold as a result of favorable market conditions and product and geographic mix.  The remaining sales growth was primarily due to a net increase in the volume of products sold.  We sell a large number of products to a large and diverse customer base and there was not any product, customer or market that accounted for a material portion of the increase. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

Excluding the impact of the two accounting factors described above, net sales for fiscal 2017 compared to fiscal 2016 increased 60.7%. This increase was primarily due to our acquisition of Atmel and also due to growth in our historical business driven by general economic and semiconductor industry conditions. Average selling prices were not a material factor in the sales growth as they were flat in fiscal 2017 compared to fiscal 2016. Sales growth was primarily driven by the increase in the number of units of our semiconductor products sold in fiscal 2017 compared to fiscal 2016 as a result of our acquisition of Atmel and growth in our historical business.

As discussed in the following paragraphs, there were revenue gains across our product lines with the largest dollar value increase in microcontrollers, which is our largest product line.  This growth was due to favorable economic and semiconductor conditions and market share gains.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	our acquisition of Atmel, which closed on April 4, 2016;

•	our acquisition of Micrel, which closed on August 3, 2015;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for fiscal 2018, 2017 and 2016 were as follows (dollars in millions):

	Year Ended March 31,
	2018	%	2017	%	2016	%
Microcontrollers	$2,619.1	65.9	$2,147.3	63.0	$1,345.5	61.9
Analog, interface, mixed signal and timing products	952.0	23.9	888.9	26.1	595.5	27.4
Memory products	199.7	5.0	184.1	5.4	116.9	5.4
Technology licensing	104.8	2.6	91.2	2.7	89.1	4.1
Multi-market and other	105.2	2.6	96.3	2.8	26.3	1.2
Total net sales	$3,980.8	100.0	$3,407.8	100.0	$2,173.3	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 65.9%, 63.0% and 61.9% of our net sales in fiscal 2018, 2017 and 2016, respectively.

Net sales of our microcontroller products increased approximately 22.0% in fiscal 2018 compared to fiscal 2017, and increased approximately 59.6% in fiscal 2017 compared to fiscal 2016.  The increase in net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions and market share gains. The increase in net sales in fiscal 2017 compared to fiscal 2016 resulted primarily from our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product.  The overall average selling prices of our microcontroller products have remained relatively constant over time due to the proprietary nature of these products.  We have experienced, and expect to continue to experience, moderate pricing pressure in certain microcontroller product lines, primarily due to competitive conditions.  We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our microcontroller products as a result of increased pricing pressure in the future, which would adversely affect our operating results. The average selling price of our microcontroller products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in the average selling price of our microcontroller products in any given period.

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 23.9%, 26.1% and 27.4% of our net sales in fiscal 2018, 2017 and 2016, respectively.

Net sales of our analog, interface, mixed signal and timing products increased approximately 7.1% in fiscal 2018 compared to fiscal 2017 and increased approximately 49.3% in fiscal 2017 compared to fiscal 2016.  The increase in net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions and market share gains. The increase in net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel and also by growth in our historical business driven by general economic and semiconductor industry conditions. Additionally, some new analog products, which are integrated with a microcontroller core, are classified as microcontrollers, rather than analog. This classification adversely impacted some of the increases in net sales of analog products during fiscal 2018 compared to fiscal 2017 and fiscal 2017 compared to fiscal 2016.

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

Memory Products

Sales of our memory products accounted for approximately 5.0% of our net sales in fiscal 2018 and approximately 5.4% of our net sales in each of fiscal 2017 and fiscal 2016.

Net sales of our memory products increased approximately 8.5% in fiscal 2018 compared to fiscal 2017, and increased approximately 57.5% in fiscal 2017 compared to fiscal 2016.  The increase in memory product net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions. The increase in memory product net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies and fees for engineering services. Technology licensing accounted for approximately 2.6%, 2.7% and 4.1% of our net sales in fiscal 2018, 2017 and 2016, respectively.

Net sales related to our technology licensing increased approximately 14.9% in fiscal 2018 compared to fiscal 2017 and increased approximately 2.4% in fiscal 2017 compared to fiscal 2016. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees as well as general economic and semiconductor industry conditions.

Multi-market and Other

 Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, and products for aerospace applications. Revenue from these services and products accounted for approximately 2.6%, 2.8% and 1.2% of our net sales in fiscal 2018, 2017 and 2016, respectively.

Net sales related to these services and products increased approximately $8.9 million in fiscal 2018 compared to fiscal 2017 and increased approximately $70.0 million in fiscal 2017 compared to fiscal 2016. The increase in MMO net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions. The increase in MMO net sales in fiscal 2017 compared to fiscal 2016 was driven primarily by our acquisition of Atmel. MMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 54% of our net sales in fiscal 2018, approximately 55% of our net sales in fiscal 2017 and approximately 53% of our net sales in fiscal 2016. No single distributor accounted for more than 10% of our net sales in each of fiscal 2018, 2017 or 2016. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2018, our distributors maintained 36 days of inventory of our products compared to 33 days at March 31, 2017 and 32 days at March 31, 2016.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Prior to our adoption of ASU 2014-09-Revenue from Contracts with Customers (Topic 606) on April 1, 2018, we did not believe that inventory holding patterns at our distributors materially impacted our net sales due to the fact that we recognized revenue based on when the distributor sells the product to their customer. Upon our adoption of Topic 606 commencing on April 1, 2018, we will be required to recognize revenue from distributors at the time our products are sold to the distributor.  As a result, beginning April 1, 2018, inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for fiscal 2018, 2017 and 2016 were as follows (dollars in millions):

	Year Ended March 31,
	2018	%	2017	%	2016	%
Americas	$717.4	18.0	$641.8	18.8	$417.6	19.2
Europe	962.1	24.2	808.6	23.7	474.6	21.8
Asia	2,301.3	57.8	1,957.4	57.5	1,281.1	59.0
Total net sales	$3,980.8	100.0	$3,407.8	100.0	$2,173.3	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 85% of our total net sales in fiscal 2018 and 84% of our total net sales in each of fiscal 2017 and 2016. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market.  Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China, including Hong Kong, accounted for approximately 30%, 32% and 30% of our net sales in fiscal 2018, 2017 and 2016, respectively.  Sales to customers in Taiwan accounted for approximately 11%, 9% and 12% of our net sales in fiscal 2018, 2017 and 2016, respectively. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2018, 2017 or 2016.

Gross Profit

Our gross profit was $2,420.7 million in fiscal 2018, $1,757.2 million in fiscal 2017 and $1,205.5 million in fiscal 2016.  Gross profit as a percentage of sales was 60.8% in fiscal 2018, 51.6% in fiscal 2017 and 55.5% in fiscal 2016.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-K were:

•
charges of approximately $186.7 million in fiscal 2017 and approximately $44.9 million in fiscal 2016 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	for each of fiscal 2017 and fiscal 2016, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	for fiscal 2018, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-K include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;

•	lower depreciation as a percentage of cost of sales;

•
increases in the level of assembly and test operations performed at our internal facilities compared to assembly and test operations performed by our third-party contractors, which lower our manufacturing costs as these functions are performed internally; and

•	favorable market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, we charge cost of sales for the unabsorbed capacity. In fiscal 2018 and fiscal 2017, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels, which we measure as a percentage of the capacity of the installed equipment. During the third quarter of fiscal 2016, our wafer fabrication facilities operated below normal capacity levels in response to uncertain global economic conditions and our inventory position at the time. As a result of production being below normal operating levels in our wafer fabrication facilities, approximately $1.9 million was charged to cost of sales in fiscal 2016. We operated at slightly below normal capacity levels in our Thailand assembly and test facilities during the third quarter of fiscal 2016, resulting in approximately $1.0 million in charges to cost of sales.

The process technologies utilized in our wafer fabrication facilities impact our gross margins.  Our wafer fabrication facility located in Tempe, Arizona (Fab 2) currently utilizes various manufacturing process technologies, but predominantly utilizes our 0.5 micron to 1.0 micron processes.  Our wafer fabrication facility located in Gresham, Oregon (Fab 4) predominantly utilizes our 0.13 micron to 0.5 micron processes.  We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  All of our production in Fab 2 and Fab 4 has been on 8-inch wafers during the periods covered by this report. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. Our wafer fabrication facility in Colorado Springs, Colorado (Fab 5) currently utilizes processes between 0.25 micron and 1.0 micron that run on 6-inch wafers. We consider normal capacity at Fab 5 to be 70% to 75%. As a result of our acquisition of Micrel in August 2015, we acquired a 6-inch wafer fabrication facility in San Jose, California and have since transitioned products previously manufactured at this facility to our Fab 2, Fab 4 and Fab 5 facilities. During the quarter ended December 31, 2016, we decommissioned this San Jose facility and, in June 2017, we completed the sale of these assets for proceeds of $10.0 million.

Our overall inventory levels were $476.2 million at March 31, 2018, compared to $417.2 million at March 31, 2017 and $306.8 million at March 31, 2016.  We maintained 112 days of inventory on our balance sheet at March 31, 2018 compared to 103 days of inventory at March 31, 2017 and 110 days at March 31, 2016.  We expect our days of inventory levels in the June 2018 quarter to be down six days to up four days compared to the March 2018 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand and Philippines and, as a result of our acquisition of Atmel, we acquired a test facility in Calamba, Philippines. During fiscal 2018, approximately 42% of our assembly requirements were performed in our Thailand facilities, compared to approximately 36% during fiscal 2017 and approximately 53% during fiscal 2016.  The percentage of our assembly work that is performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.  Third-party contractors located primarily in Asia perform the balance of our assembly operations.  During fiscal 2018 and fiscal 2017, approximately 64% and 60%, respectively, of our test requirements were performed in our Thailand and Philippines facilities compared to approximately 81% of our test requirements performed in our Thailand facilities during fiscal 2016. The increase in the percentage of assembly and test work that was performed internally in fiscal 2018 compared to fiscal 2017 is primarily due to our recent investments in assembly and test equipment, which have increased our internal capacity capabilities. The primary reason for the percentage reduction in the assembly and test operations performed internally in fiscal 2017 compared to fiscal 2016 is our acquisition of Atmel, which outsourced most of these activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2018, approximately 42% of our total net sales came from products that were produced at outside wafer foundries compared to approximately 41% during fiscal 2017 and approximately 39% during fiscal 2016.

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

Research and Development (R&D)

R&D expenses for fiscal 2018 were $529.3 million, or 13.3% of sales, compared to $545.3 million, or 16.0% of sales, for fiscal 2017 and $372.6 million, or 17.1% of sales, for fiscal 2016. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $16.0 million, or 2.9%, for fiscal 2018 compared to fiscal 2017 primarily due to reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during fiscal 2017. Our goal is to continue to be more efficient with our operating expenses as our revenue increases. R&D expenses increased $172.7 million, or 46.3%, for fiscal 2017 compared to fiscal 2016 primarily due to additional compensation and other costs from our acquisition of Atmel. R&D as a percentage of revenue decreased in fiscal 2018 compared to fiscal 2017 and in fiscal 2017 compared to fiscal 2016 due to our restructuring activities and synergies realized following the acquisitions of Atmel and Micrel.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2018 were $452.1 million, or 11.4% of sales, compared to $499.8 million, or 14.7% of sales, for fiscal 2017, and $301.7 million, or 13.9% of sales, for fiscal 2016.  Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $47.7 million, or 9.5%, for fiscal 2018 compared to fiscal 2017 due primarily to reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during fiscal 2017. Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses increased $198.1 million, or 65.7%, for fiscal 2017 compared to fiscal 2016 due primarily to additional costs from our acquisition of Atmel.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2018 was $485.5 million compared to $337.7 million in fiscal 2017 and $174.9 million in fiscal 2016. The primary reason for the increase in acquired intangible asset amortization for fiscal 2018 compared to fiscal 2017 was amortization of in-process R&D assets from our acquisition of Atmel, which assets started to amortize during the third quarter of fiscal 2017. The primary reasons for the increase in acquired intangible asset amortization for fiscal 2017 compared to fiscal 2016 were increased amortization from our acquisitions of Atmel and Micrel partially offset by decreased amortization from our customer-related intangible assets from our acquisitions of Standard Microsystems Corporation (SMSC) and ISSC Technologies Corporation (ISSC).

Special Charges and Other, Net

During fiscal 2018, we incurred special charges and other, net of $17.5 million comprised primarily of a $19.5 million charge for fees associated with transitioning from a public utility provider in Oregon to a lower cost direct access provider. During fiscal 2017, we incurred special charges and other, net of $98.6 million comprised primarily of restructuring charges. Our restructuring activities include workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. In connection with these activities we incurred employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. During fiscal 2016, we incurred special charges and other, net of $4.0 million comprised of $11.2 million of restructuring charges associated with our acquisition activity and legal settlement costs of approximately $4.3 million partially offset by special income and other, net of $11.5 million related to an insurance settlement for reimbursement of funds we previously paid to settle a lawsuit in the second quarter of fiscal 2013.

Other Income (Expense)

Interest income in fiscal 2018 was $22.0 million compared to $3.1 million in fiscal 2017 and $24.4 million in fiscal 2016.  The primary reason for the increase in interest income in fiscal 2018 compared to fiscal 2017 relates to higher cash and investment balances. The primary reason for the decrease in interest income in fiscal 2017 compared to fiscal 2016 relates to lower invested cash balances as we used cash to finance a significant portion of the purchase price of our acquisition of Atmel.

Interest expense in fiscal 2018 was $199.0 million compared to $146.3 million in fiscal 2017 and $104.0 million in fiscal 2016. The primary reasons for the increase in interest expense in fiscal 2018 compared to fiscal 2017 relates to our issuance of $2,645.0 million of convertible notes in February 2017 partially offset by lower interest expense on amounts borrowed under our credit facility. In February 2017, we paid off the remaining balance on our credit facility. The primary reasons for the increase in interest expense in fiscal 2017 compared to fiscal 2016 relates to higher interest expense on amounts borrowed under our credit facility to partially finance our acquisition of Atmel, as well as the aforementioned issuance of convertible notes in February 2017.

Loss on settlement of convertible debt in fiscal 2018 and fiscal 2017 was $16.0 million and $43.9 million, respectively. In fiscal 2018 and fiscal 2017, we settled $143.8 million and $431.3 million, respectively, in principal of our 2007 Junior Subordinated Convertible Debt (2007 Junior Debt). Total conversions for fiscal 2018 were for a principal amount of $32.5 million for which we settled the principal amount in cash and issued 0.5 million shares of our common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the call notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the call notice. In June 2017, we exchanged in privately negotiated transactions $111.3 million aggregate principal amount of our 2007 Junior Debt for (i) $111.3 million principal amount of our 2017 Junior Subordinated Convertible Debt (2017 Junior Debt) with a market value of $119.3 million plus (ii) the issuance of 3.2 million shares of our common stock with a value of $254.6 million. In the case of the fiscal 2017 settlement, the principal value of $431.3 million was settled in cash and we issued shares of our common stock in respect of the conversion value in excess of the principal amount plus a cash inducement fee of $5.0 million.

Other loss, net in fiscal 2018 was $5.8 million compared to other income, net of $1.3 million in fiscal 2017 and other income, net of $8.9 million in fiscal 2016. The primary reasons for the change in other income (loss) during fiscal 2018 compared to fiscal 2017 relates to impairments on available for sale investments partially offset by gains on foreign currency exchange rate fluctuations. The impairments on the available for sale investments are due to the anticipated liquidation of these investments in the first quarter of fiscal 2019 to fund our pending acquisition of Microsemi. The primary reason for the change in other income (loss) during fiscal 2017 compared to fiscal 2016 relate to the lower realized gains on the sale of marketable equity and debt securities.

Provision for Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings. We had an effective tax rate of 65.4% in fiscal 2018, a 90.0% benefit in fiscal 2017, and a 15.2% benefit in fiscal 2016.  Excluding certain tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates.

Our effective tax rate in fiscal 2018 includes $644.7 million of tax expense estimated on a provisional basis, calculated under SAB 118, related to the one-time transition tax on certain foreign earnings, $136.7 million of tax benefit estimated on a provisional basis related to the revaluation of our deferred tax assets and liabilities to the newly enacted U.S. statutory tax rate of 21.0%, and $20.5 million of tax benefit estimated on a provisional basis related to the release of valuation allowances against our foreign tax credit carryforwards. These three adjustments increased (reduced) our effective tax rate by 87.4%, (18.5%), and (2.8%), respectively. Our effective tax rate in fiscal 2018 also includes a $17.0 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 2.3%. Our effective tax rate in 2018 also includes a $27.2 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 3.7%. Our effective tax rate in 2018 also includes a $11.3 million benefit related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 1.5%.

Our effective tax rate in fiscal 2017 included $36.3 million of benefits related to audit closures and expirations of the statute of limitations on various tax reserves and $7.9 million of expense related to intercompany prepaid tax amortization, which reduced our effective tax rate by 40.4% and increased our effective tax rate by 8.8%, respectively. Our effective tax rate in fiscal 2017 included a $12.8 million benefit received from current year generated R&D credits, which reduced our effective tax rate by 14.3%. Our effective tax rate in fiscal 2017 also included a $25.0 million benefit for share-based compensation deductions, which reduced our effective tax rate by 27.8%.

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

We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the fiscal year ended March 31, 2018 was approximately 33% and our domestic statutory tax rate for fiscal 2017 was approximately 37%. Our non-U.S. blended statutory tax rates for fiscal 2018 and fiscal 2017 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Cayman and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future, however, we actively seek to obtain new tax holidays or we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued by Microchip’s offshore technology company which was resident in the Cayman Islands at a 0% statutory tax rate. The tax rate differential in Ireland, Thailand, and Cayman plus the tax holiday in Thailand make up approximately 100% of the $208.8 million benefit of foreign income taxed at a lower rate than the federal rate for fiscal 2018.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2005 and later tax returns remain effectively open for examination by the taxing authorities. We are currently being audited by the tax authorities in the United States and in various foreign jurisdictions. At this time, we do not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

Results of Discontinued Operations

Discontinued operations represent the mobile touch operations that we acquired as part of our acquisition of Atmel. On November 10, 2016, we completed the sale of the mobile touch assets to Solomon Systech (Limited) International, a Hong Kong based semiconductor company. The transaction included the sale of certain semiconductor products, equipment, customer list, backlog, patents, and a license to certain other intellectual property and patents related to Atmel's mobile touch product line. We also agreed to provide certain transition services to Solomon Systech. For financial statement purposes, the results of operations for this discontinued business have been segregated from those of the continuing operations and are presented in our consolidated financial statements as discontinued operations. Net loss from discontinued operations for the year ended March 31, 2017 was $6.0 million, consisting of a pre-tax loss from operations of $8.2 million and a pre-tax gain on sale of $0.6 million.

Liquidity and Capital Resources

We had $2,196.6 million in cash, cash equivalents and short-term investments at March 31, 2018, an increase of $786.3 million from the March 31, 2017 balance of cash, cash equivalents, short-term investments, and long term investments.  The increase in cash, cash equivalents and short-term investments over this time period is primarily attributable to cash generated from operations of $1,419.6 million, offset by dividend payments of $337.5 million, $206.8 million in capital payments and $73.4 million on the settlement of a portion of our convertible debt.

Net cash provided from operating activities was $1,419.6 million for fiscal 2018, $1,059.5 million for fiscal 2017 and $744.4 million for fiscal 2016.  The increase in net cash provided from operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to higher net sales as well as operating cash flows resulting from synergies realized from our process efficiencies and restructuring efforts related to our acquisition of Atmel. The increase in net cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to operating cash flows resulting from our acquisitions of Atmel and Micrel and operating synergies from our process efficiency and restructuring efforts.

Net cash used in investing activities was $1,011.7 million for fiscal 2018 compared to $2,838.0 million for fiscal 2017 and net cash provided by investing activities of $800.4 million in fiscal 2016.   Fiscal 2018 net investing cash flows primarily result from the net increase in investments of $808.1 million due to cash from operations as well as capital purchases. Fiscal 2017 and fiscal 2016 investing cash flows include net cash and cash equivalents used to finance acquisitions of $2,747.5 million and $361.9 million, respectively. Excluding cash flows used in acquisitions, net investing activities resulted in a use of $90.5 million in fiscal 2017 and net cash provided of $1,162.3 million in fiscal 2016, and represented primarily the net change in our investments, capital purchases and sale of assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $206.8 million in fiscal 2018, $75.3 million in fiscal 2017 and $97.9 million in fiscal 2016.  Capital expenditures are primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings. Capital expenditures in fiscal 2017 were relatively less than we have experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding technology platforms and other manufacturing activities. We currently intend to spend approximately $225.0 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $415.3 million for fiscal 2018 compared to net cash provided from financing activities of $595.5 million for fiscal 2017 and net cash used in financing activities of $59.9 million for fiscal 2016. Fiscal 2018 financing cash outflows were primarily the result of dividend payments and payments on the settlement of our convertible debt. Fiscal 2017 cash flows were favorably impacted by the net proceeds of debt issued that year. Significant transactions affecting our net financing cash flows include:

•	In fiscal 2017, we issued $2,645.0 million of debt, of which $2,118.7 million was used to settle debt and reduce borrowings on our credit facility.

•	In fiscal 2016, we repurchased shares of our common stock for $363.8 million, which was primarily funded with borrowings under our credit facility.

•
In fiscal 2018, fiscal 2017 and fiscal 2016, we paid cash dividends to our stockholders of $337.5 million, $315.4 million, and $291.1 million, respectively. The amount of dividends paid has increased due to an increase in the amount of dividends declared per share and in the number of shares outstanding.

On May 18, 2018, we entered into an amended and restated credit agreement which provides for a revolving loan facility in an aggregate principal amount of approximately $3.8 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The revolving loan facility consists of approximately $244.3 million of revolving loan commitments (the “2020 Revolving Loans”) that terminate on February 4, 2020 (the “2020 Maturity Date”) and approximately $3.6 billion of revolving loan commitments (the “2023 Revolving Loans” and, together with the 2020 Revolving Loans, the “Revolving Loans”) that terminate on May 18, 2023 (the “2023 Maturity Date”).  The Revolving Loans bear interest, at our option, at (a) in the case of 2020 Revolving Loans, the base rate plus a spread of 0.25% to 1.25% or an adjusted LIBOR rate plus a spread of 1.25% to 2.25%, and (b) in the case of 2023 Revolving Loans, the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate plus a spread of 1.00% to 2.00%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

In June 2017, in connection with the settlement of $111.3 million of our convertible debt, we amended our credit agreement to (i) extend the time period during which we are permitted to repurchase, redeem or exchange our 2007 junior debt and (ii) amend the maximum total leverage ratio covenant to extend the time period for permitted refinancings or exchanges of the 2007 junior debt that may be excluded from the calculation of the ratio, subject to certain conditions.

In February 2017, we amended our credit agreement to, among other things, increase certain covenant compliance ratios. The February 2017 amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. Proceeds of loans made under our credit agreement may be used for working capital and general corporate purposes. At March 31, 2018 and 2017, we had no borrowings outstanding under the credit facility. See Note 11 of the notes to consolidated financial statements for more information regarding our credit agreement.
The enactment of the recent U.S tax reform Act in December 2017 imposes a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time, no longer has a significant impact on our liquidity.  Future distributions of non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  As a result of the Act, we recognized a one-time transition tax expense of $644.7 million on accumulated unrepatriated foreign earnings.  This value is identified as provisional in our consolidated financial statements for the period ended March 31, 2018, and is subject to future measurement period adjustments in accordance with SEC staff issued Staff Accounting Bulletin ("SAB") 118.  We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, fiscal 2025, and fiscal 2026.

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

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2018, we had no foreign currency forward contracts outstanding.

On April 4, 2016, we completed our acquisition of Atmel. Under the terms of the merger agreement executed on January 19, 2016, Atmel stockholders received $8.15 per share consisting of $7.00 per share in cash and $1.15 per share in shares of Microchip common stock. We financed the purchase price of our Atmel acquisition using approximately $2.04 billion of cash held by certain of our foreign subsidiaries, approximately $0.94 billion from additional borrowings under our credit agreement and approximately $486.1 million through the issuance of an aggregate of 10.1 million shares of our common stock. The acquisition price represented a total equity value of approximately $3.47 billion, and a total enterprise value of approximately $3.44 billion, after excluding Atmel's cash and investments net of debt on its balance sheet of approximately $39.3 million. The acquisition was structured in a manner that enabled us to utilize a substantial portion of the cash, cash equivalents, short-term investments and long-term investments held by certain of our foreign subsidiaries in a tax efficient manner. Although we believe our determinations with respect to the tax consequences of the acquisition are reasonable, we are regularly audited by the IRS and may be audited by other taxing authorities, and there can be no assurance as to the outcome of any such audit.

On August 3, 2015, we acquired Micrel for $14.00 per share and paid an aggregate of approximately $430.0 million in cash and issued an aggregate of 8.6 million shares of our common stock to Micrel shareholders. We financed the cash portion of the purchase price with amounts borrowed under our credit agreement.
On March 1, 2018, in connection with our execution of the Merger Agreement, we entered into a Commitment Letter with JPMorgan, pursuant to which JPMorgan committed to provide to us, among other things, (1) a senior secured term loan facility in an aggregate principal amount of up to $5.0 billion and (2) a 364-day secured bridge facility in an aggregate principal amount of up to $625.0 million, in each case, subject to the execution of definitive documentation and customary closing conditions. JPMorgan’s commitments in respect of the Term Loan Facility will be reduced in the event we raise certain other debt or equity financing.
We estimate that the total amount of funds necessary to complete the acquisition of Microsemi and the other transactions contemplated by the Merger Agreement will be approximately $10.15 billion to:

•	make payments to Microsemi’s stockholders of the amounts due to them under the Merger Agreement;

•	make payments in respect of Microsemi’s outstanding equity-based awards pursuant to the Merger Agreement;

•
refinance or otherwise discharge outstanding indebtedness of Microsemi that is required to be refinanced or discharged pursuant to the Merger Agreement, including, without limitation, the termination of commitments and the refinancing of indebtedness under Microsemi’s existing credit agreement, and the optional redemption of Microsemi’s 9.125% Senior Notes due 2023; and

•	pay related fees, expenses and taxes in connection with the foregoing and consummation of the Merger.
We expect to finance the foregoing through a combination of:

•	the incurrence of loans under our new term loan facility or other debt financing;

•	revolving loans under our amended and restated credit agreement; and

•	Microchip’s and Microsemi’s cash and cash equivalents on hand at closing.
As of March 31 2018, Microchip and Microsemi had combined cash, cash equivalents and short-term investments of approximately $2,419.8 million.

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the current authorization. As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  There were no repurchases of common stock during fiscal 2018 and fiscal 2017. There is no expiration date associated with this repurchase program.

As of March 31, 2018, we held approximately 18.2 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $3.5 billion.  Cash dividends paid per share were $1.449, $1.441 and $1.433 during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Total dividend payments amounted to $337.5 million, $315.4 million, $291.1 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. On May 8, 2018, we declared a quarterly cash dividend of $0.3635 per share, which will be paid on June 4, 2018, to stockholders of record on May 21, 2018 and the total amount of such dividend is expected to be approximately $85.6 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations and potential changes in tax laws.

As discussed above, we plan to finance our pending acquisition of Microsemi through a combination of incurrence of loans under a new term loan facility, revolving loans under Microchip's amended and restated credit agreement, the issuance of the senior secured debt; and Microchip's and Microsemi's cash and cash equivalents on hand at closing. Other than such financing required to fund our Microsemi acquisition, we believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our credit agreement will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our credit agreement or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, (including the impact of the Act), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2018 (dollars in millions):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$69.9	$26.0	$32.0	$11.9	$—
Capital purchase obligations (2)	144.4	144.4	—	—	—
Other purchase obligations and commitments (3)	101.6	101.0	0.6	—	—
2017 senior debt (4)	2,372.8	33.6	67.3	67.3	2,204.6
2015 senior debt (5)	1,921.3	28.0	56.1	56.1	1,781.1
2017 junior debt (6)	979.7	15.4	30.9	30.9	902.5
Pension obligations (7)	16.8	0.9	2.1	3.2	10.6
Transition tax obligation (8)	336.1	26.9	53.8	53.8	201.6
Total contractual obligations (9)	$5,942.6	$376.2	$242.8	$223.2	$5,100.4
(1) Operating lease obligations include $23.3 million of future lease payments which is recorded as a liability on the balance sheet as of March 31, 2018. This obligation is due under an operating lease from the acquisition of Atmel for a building in San Jose, California.

(2)
Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2018, as we have not yet received the related goods or taken title to the property.

(3)
Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $101.6 million for delivery of wafers in fiscal 2019.

(4)	For purposes of this table we have assumed that the principal of our 2017 senior convertible debt will be paid on February 15, 2027, which is the maturity date of such debt.

(5)	For purposes of this table we have assumed that the principal of our 2015 senior convertible debt will be paid on February 15, 2025, which is the maturity date of such debt.

(6)	For purposes of this table we have assumed that the principal of our 2017 junior convertible debt will be paid on February 15, 2037, which is the maturity date of such debt.

(7)	For purposes of this table pension obligations due in more than 5 years represent the expected pension payments from 2023 through 2027. It excludes pension obligations subsequent to 2027.

(8)
During fiscal 2018, we recognized a provisionary one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $644.7 million, as a result of the recent U.S. tax reform of which we expect to result in future cash payments of approximately $336.1 million. This one-time transition tax is identified as provisional in our consolidated financial statements for the period ended March 31, 2018, and is subject to future measurement period adjustments in accordance with SAB 118. We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025, and 2026.

(9)
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

Off-Balance Sheet Arrangements (Including Guarantees)

As of March 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Our investment portfolio, consisting of fixed income securities, money market funds, cash deposits, and marketable securities that we hold on an available-for-sale basis, was $2,196.6 million as of March 31, 2018 compared to $1,410.3 million as of March 31, 2017. In fiscal 2018, an other-than-temporary-impairment was recognized as we intend to sell our investments in the first quarter of fiscal 2019 to fund our pending acquisition of Microsemi. Our available-for-sale debt securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates as of March 31, 2018.  We have aggregated our available-for-sale securities by contractual maturity date for presentation purposes since they are all very similar in nature (dollars in millions):

	Financial instruments maturing during the fiscal year ended March 31,
	2019	2020	2021	2022	2023	Thereafter
Available-for-sale securities	$246.5	$243.3	$802.7	$—	$—	$—
Weighted-average yield rate	1.70%	1.93%	1.91%	—%	—%	—%

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

Management assessed our internal control over financial reporting as of March 31, 2018, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2018, which is included on page F-2.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

J. Eric Bjornholt, our Chief Financial Officer, Mitch Little, our Vice President, Worldwide Sales and Applications, Steve Drehobl, our Vice President, MCU8 and Technology Development Division, and Rich Simoncic, our Vice President, Analog Power and Interface Division, have entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2018 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2018 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2018 annual meeting of stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2018 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2018 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2018 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2018 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2018 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2018 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2018 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2018 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2018 annual meeting of stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2018 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2018 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2018 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
	Consolidated Balance Sheets as of March 31, 2018 and 2017	F-3
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2018	F-4
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2018	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2018	F-6
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2018	F-8
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 62 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 18, 2018	By: /s/ Steve Sanghi
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 18th day of May, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and Chairman of the Board	May 18, 2018
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 18, 2018
Matthew W. Chapman

/s/ L.B. Day	Director	May 18, 2018
L.B. Day

/s/ Esther L. Johnson	Director	May 18, 2018
Esther L. Johnson

/s/ Wade F. Meyercord	Director	May 18, 2018
Wade F. Meyercord

/s/ J. Eric Bjornholt	Vice President and Chief Financial Officer	May 18, 2018
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
2.1	Agreement and Plan of Merger dated as of May 22, 2014 by and among Microchip Technology (Barbados) II Incorporated and ISSC Technologies Corp.	10-K	000-21184	2.1	5/30/2014
2.2	Tender Agreement dated May 22, 2014 between Microchip Technology (Barbados) II Incorporated and Directors, Certain Officers and Certain Shareholders of ISSC Technologies Corp.	10-K	000-21184	2.2	5/30/2014
2.3	Guaranty Concerning Merger Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.3	5/30/2014
2.4	Guaranty Concerning Tender Agreement dated May 22, 2014 made by Microchip Technology Incorporated with respect to certain obligations of Microchip Technology (Barbados) II Incorporated	10-K	000-21184	2.4	5/30/2014
2.5	Agreement and Plan of Merger dated as of February 9, 2014 by and among Microchip Technology Incorporated, Orchid Acquisition Corporation and Supertex, Inc.	10-K	000-21184	2.5	5/30/2014
2.6	Agreement and Plan of Merger dated as of May 1, 2012 by and among Microchip Technology Incorporated, Microchip Technology Management Co. and Standard Microsystems Corporation, including Form of Voting Agreement	10-K	000-21184	2.2	5/30/2012
2.7	Agreement and Plan of Merger dated as of May 7, 2015, by and among, Microchip Technology Incorporated, Micrel, Incorporated, Mambo Acquisition Corp. and Mambo Acquisition LLC	8-K	000-21184	2.1	5/8/2015
2.8	Agreement and Plan of Merger, dated as of January 19, 2016, by and among Microchip Technology, Atmel Corporation, and Hero Acquisition Corporation	8-K	000-21184	2.1	1/19/2016
2.9	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Microchip Technology Incorporated, Microsemi Corporation, and Maple Acquisition Corporation	8-K	000-21184	2.1	3/2/2018
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated By-Laws of Registrant, as amended through November 14, 2016	8-K	000-21184	3.1	11/17/2016
4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	2/11/2015
4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	2/15/2017

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	2/15/2017
10.1	Augmenting Lender Supplement, dated as of November 10, 2017, among Microchip Technology Incorporated, the lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	11/13/2017
10.2	Master Increasing Lender Supplement, dated as of September 1, 2017, among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	9/1/2017
10.3	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	5/27/2015
10.4	Amended and Restated Credit Agreement, dated May 18, 2018, by and among Microchip Technology Incorporated, the lenders from time to time party there to and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	5/18/2018
10.5	Amendment No. 3, dated as of June 21, 2017, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	6/22/2017
10.6	Amendment No. 2, dated as of February 8, 2017, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	2/8/2017
10.7	Amendment No. 1, dated December 4, 2015, to Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015	8-K	000-21184	10.1	12/7/2015
10.8	Amendment and Restatement Agreement dated as of February 4, 2015, to the Credit Agreement, dated as of June 27, 2013, by and among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	2/4/2015
10.9	Pledge and Security Agreement, dated as of February 8, 2017, by and among Microchip Technology Incorporated, the other grantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.2	2/8/2017
10.10	Commitment Letter dated March 1, 2018, between Microchip Technology Incorporation and JPMorgan Chase Bank, N.A.	8-K	000-21184	10.1	3/2/2018
10.11	Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Paper filing not on SEC website.]	S-1	33-57960	10.1	2/5/1993
10.12	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.13*	2004 Equity Incentive Plan as amended and restated on May 16, 2017	8-K	000-21184	10.1	8/25/2017

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.14*	Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.15	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.16*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.17*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.18*	Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.19	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2007
10.20*	Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.21*	Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through March 1, 2012	10-Q	000-21184	10.1	2/6/2012
10.22	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended through May 1, 2015	S-8	000-21184	4.3	11/8/2017
10.23*	Executive Management Incentive Compensation Plan as amended on May 16, 2016	8-K	000-21184	10.1	8/18/2016
10.24*	Discretionary Executive Management Incentive Compensation Plan	8-K	000-21184	10.3	8/24/2006
10.25	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.26*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/2002
10.27*	Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/2002
10.28*	Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/2002
10.29*	February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.30*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.31*	Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	5/24/2016
10.32*	Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.33*	Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.34	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.35	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.36	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
10.37	Amended Strategic Investment Program Contract dated as of June 8, 2009 between, Multnomah County, Oregon, City of Gresham, Oregon and Microchip Technology Incorporated	8-K	000-21184	10.1	6/11/2009
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney included on Page 61 of this Form 10-K					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
	*Compensation plans or arrangements in which directors or executive officers are eligible to participate.
	**Furnished herewith.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2018

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 18, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/   Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Phoenix, Arizona
May 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Microchip Technology Incorporated's (the Company) internal control over financial reporting as of March 31, 2018,, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and our report dated May 18, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/   Ernst & Young LLP
Phoenix, Arizona
May 18, 2018

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

ASSETS
	March 31,
	2018	2017
Cash and cash equivalents	$901.3	$908.7
Short-term investments	1,295.3	394.1
Accounts receivable, net	563.7	478.4
Inventories	476.2	417.2
Prepaid expenses	63.9	41.3
Assets held for sale	—	6.4
Other current assets	55.9	58.9
Total current assets	3,356.3	2,305.0
Property, plant and equipment, net	767.9	683.3
Long-term investments	—	107.5
Goodwill	2,299.0	2,299.0
Intangible assets, net	1,662.0	2,148.1
Long-term deferred tax assets	100.2	68.9
Other assets	71.8	75.1
Total assets	$8,257.2	$7,686.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$144.1	$149.2
Accrued liabilities	229.6	212.5
Deferred income on shipments to distributors	333.8	292.8
Current portion of long-term debt	1,309.9	50.0
Total current liabilities	2,017.4	704.5
Long-term debt	1,758.4	2,900.5
Long-term income tax payable	754.9	184.9
Long-term deferred tax liability	205.8	409.1
Other long-term liabilities	240.9	217.2
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 235,027,767 shares outstanding at March 31, 2018; 249,463,733 shares issued and 229,093,658 shares outstanding at March 31, 2017	0.2	0.2
Additional paid-in capital	2,562.5	2,537.4
Common stock held in treasury: 18,205,142 shares at March 31, 2018; 20,370,075 shares at March 31, 2017	(662.6)	(731.9)
Accumulated other comprehensive loss	(17.6)	(14.4)
Retained earnings	1,397.3	1,479.4
Total stockholders' equity	3,279.8	3,270.7
Total liabilities and stockholders' equity	$8,257.2	$7,686.9
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year ended March 31,
	2018	2017	2016
Net sales	$3,980.8	$3,407.8	$2,173.3
Cost of sales (1)	1,560.1	1,650.6	967.8
Gross profit	2,420.7	1,757.2	1,205.5

Research and development (1)	529.3	545.3	372.6
Selling, general and administrative (1)	452.1	499.8	301.7
Amortization of acquired intangible assets	485.5	337.7	174.9
Special charges and other, net	17.5	98.6	4.0
Operating expenses	1,484.4	1,481.4	853.2

Operating income	936.3	275.8	352.3
Losses on equity method investments	(0.2)	(0.2)	(0.3)
Other income (expense):
Interest income	22.0	3.1	24.4
Interest expense	(199.0)	(146.3)	(104.0)
Loss on settlement of convertible debt	(16.0)	(43.9)	—
Other (loss) income, net	(5.8)	1.3	8.9
Income before income taxes	737.3	89.8	281.3
Income tax provision (benefit)	481.9	(80.8)	(42.6)
Net income from continuing operations	255.4	170.6	323.9
Discontinued operations:
Loss from discontinued operations	—	(7.6)	—
Income tax benefit	—	(1.6)	—
Net loss from discontinued operations	—	(6.0)	—

Net Income	255.4	164.6	323.9
Less: Net loss attributable to noncontrolling interests	—	—	0.2
Net income attributable to Microchip Technology	$255.4	$164.6	$324.1

Basic net income per common share attributable to Microchip Technology stockholders
Net income from continuing operations	$1.10	$0.79	$1.59
Net loss from discontinued operations	$—	$(0.03)	$—
Net income attributable to Microchip Technology	$1.10	$0.76	$1.59
Diluted net income per common share attributable to Microchip Technology stockholders
Net income from continuing operations	$1.03	$0.73	$1.49
Net loss from discontinued operations	$—	$(0.02)	$—
Net income attributable to Microchip Technology	$1.03	$0.71	$1.49
Dividends declared per common share	$1.449	$1.441	$1.433
Basic common shares outstanding	232.9	217.2	203.4
Diluted common shares outstanding	248.9	234.8	217.4

(1) Includes share-based compensation expense as follows:
Cost of sales	$13.8	$18.7	$8.3
Research and development	42.5	46.8	32.0
Selling, general and administrative	36.9	62.6	31.1

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended March 31,
	2018	2017	2016
Net income	$255.4	$164.6	$323.9
Less: Net loss attributable to noncontrolling interests	—	—	0.2
Net income attributable to Microchip Technology	255.4	164.6	324.1

Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	(13.6)	(1.5)	(3.2)
Reclassification of realized transactions, net of tax effect	15.2	1.5	(10.9)
Defined benefit plans:
Actuarial losses related to defined benefit pension plans, net of tax benefit of $2.4, $2.2, and $0	(5.6)	(5.3)	—
Reclassification of realized transactions, net of tax effect	0.8	—	—
Change in net foreign currency translation adjustment	—	(5.7)	—
Other comprehensive loss, net of tax effect	(3.2)	(11.0)	(14.1)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—
Other comprehensive loss attributable to Microchip Technology	(3.2)	(11.0)	(14.1)

Comprehensive income	252.2	153.6	309.8
Less: Comprehensive loss attributable to noncontrolling interests	—	—	0.2
Comprehensive income attributable to Microchip Technology	$252.2	$153.6	$310.0

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$255.4	$164.6	$323.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615.9	469.2	283.2
Deferred income taxes	51.2	(126.9)	(60.4)
Share-based compensation expense related to equity incentive plans	93.2	128.1	71.4
Excess tax benefit from share-based compensation	—	—	(0.8)
Loss on settlement of convertible debt	16.0	43.9	—
Amortization of debt discount on convertible debt	106.1	56.1	48.0
Amortization of debt issuance costs	6.6	4.5	4.0
Losses on equity method investments	0.2	0.2	0.3
Gains on sale of assets	(5.9)	(0.1)	(1.0)
Loss on write-down of fixed assets	0.1	2.6	—
Impairment of intangible assets	0.5	11.9	0.6
Realized losses (gain) on available-for-sale investments	—	0.1	(13.7)
Realized gain on equity method investment	—	(0.4)	(2.2)
Impairment of available-for-sale investment	15.5	1.4	4.0
Amortization of premium on available-for-sale investments	0.3	—	9.0
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(85.3)	(46.8)	(2.1)
(Increase) decrease in inventories	(59.2)	223.7	48.2
Increase in deferred income on shipments to distributors	41.0	109.4	17.0
Decrease in accounts payable and accrued liabilities	(13.9)	(14.8)	(26.4)
Change in other assets and liabilities	14.0	25.7	0.1
Change in income tax payable	367.9	(2.2)	41.3
Operating cash flows related to discontinued operations	—	9.3	—
Net cash provided by operating activities	1,419.6	1,059.5	744.4
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,594.8)	(500.3)	(1,573.9)
Maturities of available-for-sale investments	786.7	0.4	1,322.7
Sales of available-for-sale investments	—	470.2	1,501.5
Sale of equity method investment	—	1.7	2.7
Acquisition of Atmel, net of cash acquired	—	(2,747.5)	—
Acquisition of Micrel, net of cash acquired	—	—	(343.9)
Purchase of additional controlling interest in ISSC	—	—	(18.0)
Investments in other assets	(7.1)	(10.2)	(7.1)
Proceeds from sale of assets	10.3	23.0	14.3
Capital expenditures	(206.8)	(75.3)	(97.9)
Net cash (used in) provided by investing activities	(1,011.7)	(2,838.0)	800.4
Cash flows from financing activities:
Payments on settlement of convertible debt	(73.4)	(436.2)	—
Proceeds from issuance of 2017 senior debt	—	2,070.0	—
Proceeds from issuance of 2017 junior debt	—	575.0	—
Repayments of revolving loan under credit facility	(187.0)	(2,781.0)	(1,614.4)
Proceeds from borrowings on revolving loan under credit facility	187.0	1,537.0	2,204.5
Deferred financing costs	(1.2)	(36.9)	(2.2)
Payment of cash dividends	(337.5)	(315.4)	(291.1)
Repurchase of common stock	—	—	(363.8)
Proceeds from sale of common stock	42.0	42.2	28.7
Tax payments related to shares withheld for vested restricted stock units	(44.4)	(58.4)	(21.7)
Capital lease payments	(0.8)	(0.8)	(0.6)
Excess tax benefit from share-based compensation	—	—	0.7
Net cash (used in) provided by financing activities	(415.3)	595.5	(59.9)

	Year ended March 31,
	2018	2017	2016
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1.0)	—
Net (decrease) increase in cash and cash equivalents	(7.4)	(1,184.0)	1,484.9
Cash and cash equivalents at beginning of period	908.7	2,092.7	607.8
Cash and cash equivalents at end of period	$901.3	$908.7	$2,092.7
Schedule of significant non-cash financing activity:
(1) During the year ended March 31, 2018, the Company issued $111.3 million principal amount of 2017 Junior Notes and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Notes. Refer to Note 11 Debt and Credit Facility for further discussion.

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2015	218.8	$999.7	16.8	$(515.7)	$11.1	$1,549.6	$2,044.7	$16.3	$2,061.0
Net income (loss)	—	—	—	—	—	324.1	324.1	(0.2)	323.9
Other comprehensive loss	—	—	—	—	(14.1)	—	(14.1)	—	(14.1)
Purchase of additional shares from noncontrolling interest	—	(1.6)	—	—	(0.4)	—	(2.0)	(16.1)	(18.1)
Issuance of common stock - Micrel acquisition	8.6	369.1	—	—	—	—	369.1	—	369.1
Non-cash consideration, exchange of employee stock awards - Micrel acquisition	—	4.1	—	—	—	—	4.1	—	4.1
Purchase of treasury stock	—	—	8.6	(363.8)	—	—	(363.8)	—	(363.8)
Proceeds from sales of common stock through employee equity incentive plans	2.5	28.7	—	—	—	—	28.7	—	28.7
Restricted stock unit and stock appreciation right withholdings	(0.5)	(21.7)	—	—	—	—	(21.7)	—	(21.7)
Treasury stock used for new issuances	(2.0)	(59.4)	(2.0)	59.4	—	—	—	—	—
Tax benefit from equity incentive plans	—	(0.6)	—	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	73.6	—	—	—	—	73.6	—	73.6
Cash dividend	—	—	—	—	—	(291.1)	(291.1)	—	(291.1)
Balance at March 31, 2016	227.4	1,391.9	23.4	(820.1)	(3.4)	1,582.6	2,151.0	—	2,151.0
Net income	—	—	—	—	—	164.6	164.6	—	164.6
Other comprehensive loss	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Issuance of common stock - Atmel acquisition	10.1	486.2	—	—	—	—	486.2	—	486.2
Non-cash consideration, exchange of employee stock awards - Atmel acquisition	—	7.5	—	—	—	—	7.5	—	7.5
Proceeds from sales of common stock through employee equity incentive plans	4.0	42.2	—	—	—	—	42.2	—	42.2
Restricted stock unit and stock appreciation right withholdings	(1.0)	(58.4)	—	—	—	—	(58.4)	—	(58.4)
Adoption of ASU 2016-09, cumulative adjustment	—	2.0	—	—	—	47.6	49.6	—	49.6
Treasury stock used for new issuances	(3.0)	(88.2)	(3.0)	88.2	—	—	—	—	—
Share-based compensation	—	127.3	—	—	—	—	127.3	—	127.3
Shares issued to settle convertible debt	12.0	862.7	—	—	—	—	862.7	—	862.7

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Net Microchip Technology Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Settlement of convertible debt	—	(850.8)	—	—	—	—	(850.8)	—	(850.8)
Convertible Debt - issuance of 2017 senior and junior debt	—	615.2	—	—	—	—	615.2	—	615.2
Cash dividend	—	—	—	—	—	(315.4)	(315.4)	—	(315.4)
Balance at March 31, 2017	249.5	2,537.6	20.4	(731.9)	(14.4)	1,479.4	3,270.7	—	3,270.7
Net income	—	—	—	—	—	255.4	255.4	—	255.4
Other comprehensive loss	—	—	—	—	(3.2)	—	(3.2)	—	(3.2)
Proceeds from sales of common stock through employee equity incentive plans	2.7	42.0	—	—	—	—	42.0	—	42.0
Restricted stock unit and stock appreciation right withholdings	(0.5)	(44.4)	—	—	—	—	(44.4)	—	(44.4)
Treasury stock used for new issuances	(2.2)	(69.3)	(2.2)	69.3	—	—	—	—	—
Share-based compensation	—	93.1	—	—	—	—	93.1	—	93.1
Shares issued to settle convertible debt	3.7	298.5	—	—	—	—	298.5	—	298.5
Settlement of convertible debt	—	(337.7)	—	—	—	—	(337.7)	—	(337.7)
Convertible Debt - exchange of 2017 junior debt	—	42.9	—	—	—	—	42.9	—	42.9
Cash dividend	—	—	—	—	—	(337.5)	(337.5)	—	(337.5)
Balance at March 31, 2018	253.2	$2,562.7	18.2	$(662.6)	$(17.6)	$1,397.3	$3,279.8	$—	$3,279.8
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

Pending Acquisition

On March 1, 2018, the Company entered into a definitive agreement to acquire Microsemi Corporation for $68.78 per share in cash. The Company plans to finance the transaction which is expected to close in late May/early June 2018 with a combination of existing cash balances, its line of credit and new debt. The acquisition price represents a total equity value of approximately $8.35 billion, and a total enterprise value of about $10.15 billion, after accounting for Microsemi’s cash and investments, net of debt, on its balance sheet at December 31, 2017. Microsemi is headquartered in Aliso Viejo, California, and has approximately 4,800 employees globally. See Note 23, Subsequent Events, for additional details regarding this acquisition.

Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (US GAAP). The consolidated financial statements include the accounts of Microchip and its majority-owned and controlled subsidiaries.  All of the Company's subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

Revenue Recognition (prior to the adoption of ASC 606)

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

In connection with its acquisitions of Atmel and Micrel, the Company acquired certain distributor relationships where revenue was recognized upon shipment to the distributors based on certain contractual terms or prevailing business practices that resulted in the price being fixed and determinable at such time. Following an acquisition, the Company undertakes efforts to align the contract terms and business practices of the acquired entity with its own. Once these efforts are complete, the related revenue recognition is changed. With respect to such distributor relationships acquired in the Atmel acquisition, as of October 1, 2016, these business practices were conformed to those of the Company’s other distributors, which beginning in October 2016 resulted in the deferral of revenue recognition until the distributor sells the product to their customers. With respect to such distributor relationships acquired in the Micrel acquisition, in the December 2015 quarter, these distributor contracts were changed to be consistent with those of the Company’s other distributors which resulted in the deferral of revenue recognition under such contracts until the distributor sells the product to their customers.

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

The Company sells the majority of the items in its product catalog to its distributors worldwide at a uniform list price.  However, distributors resell the Company's products to end customers at a broad range of individually negotiated price points.  The majority of the Company's distributors' resales require a reduction from the original list price paid.  Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits are on a per unit basis and are not given to the distributor until they provide information regarding the sale to their end customer.  The price reductions vary significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than the Company's cost have historically been rare.  The effect of granting these credits establishes the net selling price from the Company to its distributors for the product and results in the net revenue recognized by the Company when the product is sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represents the amount of distributors' original purchase price that will be credited back to the distributors in the future.  The Company does not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions; rather, price concessions are recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sells the product.

At March 31, 2018, the Company had approximately $479.6 million of deferred revenue and $145.8 million in deferred cost of sales recognized as $333.8 million of deferred income on shipments to distributors.  At March 31, 2017, the Company had approximately $418.0 million of deferred revenue and $125.2 million in deferred cost of sales recognized as $292.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that will ultimately be recognized in the Company's income statement will be lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

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

Shipping charges billed to customers are included in net sales, and the related shipping costs are included in cost of sales. The Company collects and remits certain sales-related taxes on a portion of its sales of inventory and reports such amounts under the net method in its consolidated statements of income.

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

Changes to Revenue Recognition Resulting From the Adoption of ASC 606

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States of America (US GAAP).  In August 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard was effective for the Company beginning April 1, 2018.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10-Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12-Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. For a discussion of the financial statement impact related to the adoption of these standards, see “Recently Issued Accounting Pronouncements Not Yet Adopted”.

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses were immaterial for the fiscal years ended March 31, 2018, 2017, and 2016.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2018, 2017 and 2016.

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

Restructuring Charges

The Company recognizes a liability measured at fair value for restructuring costs when the liability is incurred.  Restructuring charges are included within special charges and other, net in the consolidated statements of income and are primarily comprised of employee separation costs, asset impairments, contract exit costs and costs of facility consolidation and closure, including the related gains or losses associated with the sale of owned facilities.  Employee separation costs includes one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period.  Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs includes contract termination fees and future contractual commitments for lease payments.  A liability for contract exit costs is recognized in the period in which the Company terminates the contract or on the cease-use date for leased facilities.

Foreign Currency Translation

The Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2017, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency. Once these entities were integrated into the Company's legal structure and intercompany agreements were executed, the U.S. dollar became the functional currency for such entities.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.  The Company provided valuation allowances for certain of its deferred tax assets, including state net operating loss carryforwards and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. Due to the Tax Cuts and Jobs Act (the "Act"), the Company released its valuation allowance on foreign tax credits during the period ending March 31, 2018, which was provisional. The Company is still evaluating how the Act impacts its valuation allowance on state net operating loss carryforwards and state tax credits, and it may report an adjustment to the valuation allowances under Staff Accounting Bulletin ("SAB") 118 in subsequent quarters. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Various taxing authorities in the U.S. and other countries in which the Company does business scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the year ended March 31, 2018, various foreign jurisdictions finalized their audits. The close of these audits did not have an adverse impact on our financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions. At this time, the Company does not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model as defined in Accounting Standards Codification ("ASC") 740 related to the valuation of uncertain tax positions requires the Company to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if the Company believes the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where it has a long history of the taxing authority not performing an exam or overlooking an issue.  The Company will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company's fiscal 2018 federal statutory rate will be a blended rate of 31.5%.

In addition to the impacts of tax reform on fiscal 2018, the Act establishes new tax laws that will be effective for fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries, which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on the Company's tax expense for fiscal 2019 and future periods, the Company expects the tax on low-taxed income of foreign subsidiaries to have the most significant, adverse impact on its results.

Due to the complexity of the new tax on low-taxed income of foreign subsidiaries, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Based on recent FASB deliberations, it appears the Company will be allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (2) factoring such amounts into its measurement of deferred taxes. The Company's selection of an accounting policy will depend, in part, on analyzing its facts to determine what the impact is expected to be under each method.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities with an original maturity to the Company of three months or less when acquired are considered to be cash equivalents.

Available-for-Sale Investments

The Company classifies its investments in debt and marketable equity securities as available-for-sale based upon management's intent with regard to the investments and the nature of the underlying securities.

The Company's available-for-sale investments consist of government agency bonds, municipal bonds, corporate bonds and marketable equity securities.  The Company's investments are carried at fair value with unrealized gains and losses reported in stockholders' equity unless losses are considered to be other than temporary impairments in which case the losses are recognized through the statement of income.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of available-for-sale debt securities sold is calculated using the first-in, first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level.

The Company includes within short-term investments its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them or those that cannot be readily liquidated.  As discussed in Note 4, if the Company anticipates that investments will be liquidated in anticipation of a pending merger, any unrealized losses are recognized as other-than-temporary impairments. If the anticipated liquidity event is within 12 months, the securities are classified as short-term investments. In the normal course of business, the Company intends and has the ability to hold its long-term investments with temporary impairments until such time as these assets are no longer impaired. As of March 31, 2018, such recovery of unrealized losses is not expected to occur within the next year as the investments will be sold.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for probable losses on uncollectible accounts receivable resulting from the inability of its customers to make required payments, which is included in bad debt expense.  The Company determines the adequacy of this allowance by routinely analyzing the composition of accounts receivable and evaluating customer creditworthiness, credit history, facts and circumstances specific to outstanding balances and current economic conditions.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  In estimating reserves for obsolescence, the Company primarily evaluates estimates of demand over a 12-month period and provides reserves for inventory on hand in excess of the estimated 12-month demand. Estimates for projected 12-month demand are generally based on the average shipments of the prior three-month period, which are then annualized to adjust for any potential seasonality in the Company's business. The estimated 12-month demand is compared to the Company's most recently developed sales forecast to further reconcile the 12-month demand estimate. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

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

Upon a de-recognition event such as a settlement or conversion, the Company estimates the fair value of the liability component and compares that to the carrying amount in order to calculate the appropriate amount of gain or loss. The remaining amounts paid or issued (in the case of non cash consideration in the form of shares of common stock) are recognized as a reduction of additional paid-in-capital. The fair value of the liability component is estimated using the current comparable borrowing rate for an otherwise identical non-convertible debt instrument.

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

Goodwill and Other Intangible Assets

The Company's intangible assets include goodwill and other intangible assets. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Other intangible assets include existing technologies, core and developed technology, in-process research and development, trademarks and trade names, distribution rights and customer-related intangibles. In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Indefinite-lived intangible assets consist of goodwill and in-process research and development intangible assets that have not yet been placed in service. All other intangible assets are definite-lived intangible assets, including in-process research and development assets that have been placed in service, and are amortized over their respective estimated lives, ranging from 1 to 15 years.

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. Under the qualitative indefinite-lived intangible asset impairment assessment standard, management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2018, the Company has not had impaired goodwill. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors.  For the past several years the Company has adopted RSUs as its primary equity incentive compensation instrument for employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods.

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

During fiscal 2017, the Company elected to early adopt ASU 2016-09-Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). See "Recently Adopted Accounting Pronouncements" for additional information on the new guidance.

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

Distributor advances, included in deferred income on shipments to distributors in the consolidated balance sheets, totaled $203.9 million at March 31, 2018 and March 31, 2017.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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
In the semiconductor products segment, the Company designs, develops, manufactures and markets microcontrollers, development tools and analog, interface, mixed-signal, timing, wired and wireless connectivity devices, and memory products. Under the leadership of the CODMs, the Company is structured and organized around standardized roles and responsibilities based on product groups and functional activities. The Company's product groups are responsible for product research, design and development. The Company's functional activities include sales, marketing, manufacturing, information technology, human resources, legal and finance.
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

During the three months ended June 30, 2017, the Company elected to early adopt ASU 2017-07-Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment will require the employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost will be presented separately in the income statement from the service cost component outside of income from operations. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The adoption of this standard did not have a material impact on the Company's financial statements.

During the three months ended June 30, 2016, the Company elected to early adopt ASU 2016-09-Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company elected to recognize forfeitures as they occur and the impact of that change in accounting policy was recorded as a $2.0 million cumulative effect adjustment as an increase to the Company's retained earnings and a decrease to additional paid-in capital as of April 1, 2016. The Company also recorded a cumulative-effect adjustment to retained earnings for the increase of $2.3 million in long-term deferred tax assets related to the forfeiture rate reduction on outstanding share-based payment awards. Additionally, ASU 2016-09 eliminates the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions in additional paid-in capital. In accordance with the new standard, the Company will record excess tax benefits and tax deficiencies as income tax benefit or provision on a prospective basis in its consolidated statements of income. The standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. Accordingly, the Company has recorded a $47.2 million cumulative-effect adjustment to its retained earnings and long-term deferred tax assets as of April 1, 2016 for previously unrecognized excess tax benefits. ASU 2016-09 also requires excess tax benefits to be reported as operating activities in the statement of cash flows rather than as a financing activity. The Company has elected to apply the change in cash flow classification on a prospective basis and prior periods were not retrospectively adjusted.

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

In October 2016, the FASB issued ASU 2016-16-Intra-Entity Transfers of Assets Other Than Inventory. This standard addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory.  Prior to the adoption of ASU 2016-16, a company will defer for financial reporting purposes the income tax expense resulting from an intra-entity asset transfer, including the taxes currently payable or paid. Upon adoption of ASU 2016-16, a company will recognize current and deferred income taxes that result from such transfers in the period in which they occur. ASU 2016-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of this standard will have on its consolidated financial statements but expects to recognize its previously deferred tax related to intra-entity transfers upon adoption of ASU 2016-16 as of April 1, 2018 with an estimated impact of up to $1.6 billion cumulative-effect increase to retained earnings.

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

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under US GAAP.  In August 2015, the FASB issued ASU 2015-14-Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard by one year to December 15, 2017, for annual and interim reporting periods beginning after that date. In accordance with the delay, the new standard was effective for the Company beginning April 1, 2018.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10-Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12-Revenue from

Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. The Company will adopt the standard under the modified retrospective transition method on April 1, 2018. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The impact of the adoption of the standard on the Company's April 1, 2018 consolidated balance sheet is expected to include: the elimination of the entire deferred income balance as of April 1, 2018 of $334 million; a net decrease in accounts receivable of between $41 million and $51 million; an increase in accrued liabilities of between $10 million and $14 million; an increase in other current assets of between $14 million and $18 million; a decrease in inventories of between $4 million and $6 million; and an increase in retained earnings of between $219.0 million and $259.0 million, which includes the tax impact of adoption of between $38.0 million and $58.0 million. The tax impact of adoption offsets the increase to retained earnings, and also affects the Company's deferred tax balances. The change in timing of revenue recognized for sales to distributors is the primary contributor to the expected impact on the Company's April 1, 2018 consolidated balance sheet. To a lesser extent, changes in timing of revenue recognition in the Company's licensing contracts and changes from point-in-time to over-time revenue recognition for a few of the Company's contracts also contribute to the expected impact.

Note 2. Business Acquisitions
Acquisition of Atmel
On April 4, 2016, the Company acquired Atmel, a publicly traded company based in San Jose, California. The Company paid an aggregate of approximately $2.98 billion in cash and issued an aggregate of 10.1 million shares of its common stock to Atmel stockholders valued at $486.1 million based on the closing price of the Company's common stock on April 4, 2016 and incurred transaction and other fees of approximately $14.9 million. The total consideration transferred in the acquisition, including approximately $7.5 million of non-cash consideration for the exchange of certain share-based payment awards of Atmel for stock awards of the Company, was approximately $3.47 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $653.0 million in liabilities of Atmel consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities. The Company financed the cash portion of the purchase price using approximately $2.04 billion of cash held by certain of its foreign subsidiaries and approximately $0.94 billion from additional borrowings under its existing credit agreement. As a result of the acquisition, Atmel became a wholly owned subsidiary of the Company. Atmel is a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and radio frequency components. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

The table below represents the allocation of the final purchase price to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (amounts in millions).

Assets acquired
Cash and cash equivalents	$230.2
Accounts receivable	141.4
Inventories	335.1
Prepaid expenses and other current assets	28.4
Assets held for sale	32.0
Property, plant and equipment	129.9
Goodwill	1,286.4
Purchased intangible assets	1,888.4
Long-term deferred tax assets	46.7
Other assets	7.5
Total assets acquired	4,126.0

Liabilities assumed
Accounts payable	(55.7)
Other current liabilities	(121.0)
Long-term line of credit	(192.0)
Deferred tax liabilities	(27.5)
Long-term income tax payable	(115.1)
Other long-term liabilities	(141.7)
Total liabilities assumed	(653.0)
Purchase price allocated	$3,473.0

Purchased Intangible Assets	Weighted Average
	Useful Life	April 4, 2016
	(in years)	(in millions)
Core and developed technology	11	$1,075.0
In-process research and development	—	140.7
Customer-related	6	630.6
Backlog	1	40.3
Other	5	1.8
Total purchased intangible assets		$1,888.4
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

The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values as of August 3, 2015, as well as the associated estimated useful lives of the acquired intangible assets at that date. The purchase price allocation was finalized as of June 30, 2016 (amounts in millions):

Assets acquired
Cash and cash equivalents	$99.1
Accounts receivable, net	14.0
Inventories	73.5
Prepaid expenses and other current assets	10.7
Property, plant and equipment, net	38.5
Goodwill	441.0
Purchased intangible assets	273.5
Other assets	4.3
Total assets acquired	954.6

Liabilities assumed
Accounts payable	(11.1)
Other current liabilities	(31.6)
Deferred tax liabilities	(88.0)
Long-term income tax payable	(7.6)
Other long-term liabilities	(0.1)
Total liabilities assumed	(138.4)
Purchase price allocated	$816.2

Purchased Intangible Assets	Weighted Average
	Useful Life	August 3, 2015
	(in years)	(in millions)
Core and developed technology	10	$175.8
In-process research and development	—	21.0
Customer-related	5	71.1
Backlog	1	5.6
Total purchased intangible assets		$273.5
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

Note 3. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's consolidated statements of income (amounts in millions):

	For The Years Ended March 31,
	2018	2017	2016
Restructuring
Employee separation costs	$1.2	$39.1	$9.6
Gain on sale of assets	(4.4)	—	—
Impairment charges	—	12.6	—
Contract exit costs	0.7	44.1	0.7
Other	—	2.8	0.9
Legal settlement costs	—	—	4.3
Insurance settlement	—	—	(11.5)
Non-restructuring contract exit costs and other	$20.0	$—	$—
Total	$17.5	$98.6	$4.0

The Company continuously evaluates its existing operations in an attempt to identify and realize cost savings opportunities and operational efficiencies. This same approach is applied to businesses that are acquired by the Company and often the operating models of acquired companies are not as efficient as the Company's operating model which enables the Company to realize significant savings and efficiencies. As a result, following an acquisition, the Company will from time to time incur restructuring expenses; however, the Company is often not able to estimate the timing or amount of such costs in advance of the period in which they occur. The primary reason for this is that the Company regularly reviews and evaluates each position, contract and expense against the Company's strategic objectives, long-term operating targets and other operational priorities. Decisions related to restructuring activities are made on a "rolling basis" during the course of the integration of an acquisition whereby department managers, executives and other leaders work together to evaluate each of these expenses and make recommendations. As a result of this approach, at the time of an acquisition and at March 31, 2018, the Company is not able to estimate the total or future amount of expected employee separation or exit costs that it will incur in connection with its restructuring activities.

During fiscal 2018, the Company incurred expenses including non-restructuring contract exit costs of $19.5 million for fees associated with transitioning from the public utility provider in Oregon to a lower cost direct access provider. The fee is paid monthly and will depend on the amount of actual energy consumed by the Company's wafer fabrication facility in Oregon over the next five years. In connection with the transition to a direct access provider, the Company signed a ten-year supply agreement to purchase monthly amounts of energy that are less than the current average usage and priced on a per mega watt hour published index rate in effect at those future dates. Also during fiscal 2018, the Company incurred $1.2 million of employee separation costs in connection with the acquisition of Atmel. The Company may continue to incur additional costs in the future as additional synergies or operational efficiencies are identified. The Company is not able to estimate the amount of such future expenses, if any, at this time.

The Company's restructuring expenses during fiscal 2017 were related to the Company's most recent business combinations, including the acquisitions of Atmel and Micrel, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses. At March 31, 2017, these activities were substantially complete.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $52.2 million in costs since the start of fiscal 2015 in connection with employee separation activities, of which $1.2 million, $39.1 million and $9.6 million was incurred during the fiscal years ended March 31, 2018, 2017 and 2016, respectively. These employee separation activities are now substantially complete and any future amounts are not expected to be material. The Company has incurred $45.3 million in costs in connection with contract exit activities since the start of fiscal 2015 which includes $0.7 million, $44.1 million and $0.7 million incurred for the years ended March 31, 2018, 2017 and 2016, respectively. These acquisition-related contract exit activities are substantially complete and any future amounts are not expected to be material.

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

The impairment charges in fiscal 2017 were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

The following is a roll forward of accrued restructuring charges for fiscal 2018 and fiscal 2017 (amounts in millions):

	Employee Separation Costs	Exit Costs	Total
Balance at March 31, 2016 - Restructuring Accrual	$0.1	$—	$0.1
Additions due to Atmel acquisition	6.3	—	6.3
Charges	39.1	44.1	83.2
Payments	(38.9)	(7.0)	(45.9)
Non-cash - Other	(0.5)	(2.3)	(2.8)
Changes in foreign exchange rates	(0.7)	—	(0.7)
Balance at March 31, 2017 - Restructuring Accrual	5.4	34.8	40.2
Charges	1.2	0.7	1.9
Payments	(5.9)	(9.2)	(15.1)
Non-cash - Other	(0.2)	1.0	0.8
Changes in foreign exchange rates	0.3	—	0.3
Balance at March 31, 2018 - Restructuring Accrual	$0.8	$27.3	$28.1
Current			$11.9
Non-current			16.2
Total			$28.1

The restructuring liability of $28.1 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheets as of March 31, 2018.

Note 4. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale securities at March 31, 2018 (amounts in millions):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$723.2	$—	$—	$723.2
Municipal bonds - taxable	14.9	—	—	14.9
Time deposits	11.5	—	—	11.5
Corporate bonds and debt	542.9	—	—	542.9
Marketable equity securities	0.7	2.1	—	2.8
Total	$1,293.2	$2.1	$—	$1,295.3

The following is a summary of available-for-sale securities at March 31, 2017 (amounts in millions):

	Available-for-sale Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency bonds	$227.1	$—	$(0.2)	$226.9
Municipal bonds - tax exempt	55.3	—	—	55.3
Municipal bonds - taxable	10.0	—	—	10.0
Corporate bonds and debt	207.9	0.1	(0.2)	207.8
Marketable equity securities	0.7	0.9	—	1.6
Total	$501.0	$1.0	$(0.4)	$501.6

At March 31, 2018, all of the Company's available-for-sale securities are presented on the consolidated balance sheets as short-term investments of $1,295.3 million.  All available-for-sale debt securities are classified as short-term on the consolidated balance sheet because the Company intends to sell them in the first quarter of fiscal 2019 to fund the closing of its pending acquisition of Microsemi. At March 31, 2017, the Company's available-for-sale securities are presented on the consolidated balance sheets as short-term investments of $394.1 million and long-term investments of $107.5 million.

There were no sales of available-for-sale investments during the year ended March 31, 2018. The Company sold available-for-sale investments for proceeds of $470.2 million and $1,501.5 million during the years ended March 31, 2017 and 2016, respectively. The Company had no material net realized gains from sales of available-for-sale marketable equity and debt securities during the years ended March 31, 2018 and March 31, 2017 compared to gains of $13.7 million during the year ended March 31, 2016. During the three months ended March 31, 2018, the Company recognized an impairment of $15.5 million on available-for-sale investments based on its evaluation of available evidence and the Company's intent to sell these investments during the first quarter of fiscal 2019 to fund its pending acquisition of Microsemi. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of income.

As of March 31, 2018, the Company did not have any investments in an unrealized position for which an other-than-temporary impairment had not been recognized. The following table show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position during the year ended March 31, 2017 (amounts in millions):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government agency bonds	$196.9	$(0.2)	$—	$—	$196.9	$(0.2)
Municipal bonds - tax exempt	55.3	—	—	—	55.3	—
Corporate bonds and debt	132.8	(0.2)	—	—	132.8	(0.2)
Total	$385.0	$(0.4)	$—	$—	$385.0	$(0.4)

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2018, by contractual maturity, excluding marketable equity securities of $2.8 million, which have no contractual maturity, are shown below (amounts in millions). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$246.5	$—	$—	$246.5
Due after one year and through five years	1,046.0	—	—	1,046.0
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$1,292.5	$—	$—	$1,292.5

The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2017, by maturity, excluding marketable equity securities of $1.6 million, which have no contractual maturity, are shown below (amounts in millions).

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$342.7	$—	$(0.2)	$342.5
Due after one year and through five years	157.6	0.1	(0.2)	157.5
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$500.3	$0.1	$(0.4)	$500.0

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2018 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$121.0	$—	$121.0
Deposit accounts	—	641.6	641.6
Commercial Paper	—	118.7	118.7
Government agency bonds	—	20.0	20.0
Short-term investments:
Marketable equity securities	2.8	—	2.8
Corporate bonds and debt	—	542.9	542.9
Time deposits	—	11.5	11.5
Government agency bonds	—	723.2	723.2
Municipal bonds - taxable	—	14.9	14.9
Total assets measured at fair value	$123.8	$2,072.8	$2,196.6

Assets measured at fair value on a recurring basis at March 31, 2017 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$343.8	$—	$343.8
Deposit accounts	—	564.9	564.9
Short-term investments:
Marketable equity securities	1.6	—	1.6
Corporate bonds and debt	—	165.2	165.2
Government agency bonds	—	162.0	162.0
Municipal bonds - tax-exempt	—	55.3	55.3
Municipal bonds - taxable	—	10.0	10.0
Long-term Investments:
Corporate bonds and debt	—	42.6	42.6
Government agency bonds	—	64.9	64.9
Total assets measured at fair value	$345.4	$1,064.9	$1,410.3

There were no transfers between Level 1 or Level 2 during fiscal 2018 or fiscal 2017. There were no assets measured on a recurring basis during fiscal 2018 or fiscal 2017 using significant unobservable inputs (Level 3).

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the years ended March 31, 2018, 2017 and 2016. These investments are included in other assets on the consolidated balance sheets.

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

Note 6. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2018 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

Fair Value of Subordinated Convertible Debt

The Company measures the fair value of its senior and junior subordinated convertible debt for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company’s senior and junior subordinated convertible debt as of March 31, 2018 and 2017 (amounts in millions). As of March 31, 2018 and March 31, 2017, the carrying amounts of the Company's senior and junior subordinated convertible debt have been reduced by debt issuance costs of $34.2 million and $38.3 million, respectively.

	March 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2017 Senior Debt	$1,437.6	$2,459.2	$1,384.9	$2,106.2
2015 Senior Debt	$1,309.9	$3,079.1	$1,261.8	$2,481.7
2017 Junior Debt	$326.7	$876.9	$262.3	$586.6
2007 Junior Debt	$—	$—	$50.0	$445.1

Note 7. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (amounts in millions):

	March 31,
	2018	2017
Trade accounts receivable	$557.8	$473.3
Other	8.1	7.2
Total accounts receivable, gross	565.9	480.5
Less allowance for doubtful accounts	2.2	2.1
Total accounts receivable, net	$563.7	$478.4

Inventories

The components of inventories consist of the following (amounts in millions):

	March 31,
	2018	2017
Raw materials	$26.0	$14.4
Work in process	311.8	268.3
Finished goods	138.4	134.5
Total inventories	$476.2	$417.2

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (amounts in millions):

	March 31,
	2018	2017
Land	$73.4	$73.4
Building and building improvements	508.5	499.7
Machinery and equipment	1,943.9	1,774.9
Projects in process	118.3	104.3
Total property, plant and equipment, gross	2,644.1	2,452.3
Less accumulated depreciation and amortization	1,876.2	1,769.0
Total property, plant and equipment, net	$767.9	$683.3

Depreciation expense attributed to property, plant and equipment was $123.7 million, $122.9 million and $103.9 million for the fiscal years ending March 31, 2018, 2017 and 2016, respectively.

During the quarter ended March 31, 2018, the Company entered into an agreement to purchase one of the buildings it leased in San Jose, California for a purchase price of $40.8 million with a closing date of April 4, 2018.

During the quarter ended December 31, 2016, the Company began to actively market a 6-inch wafer fabrication facility it acquired as part of its acquisition of Micrel in August 2015. In the three months ended June 30, 2017, the Company completed the sale of these assets for proceeds of $10.0 million. As of March 31, 2017, these assets consisting of property, plant and equipment were presented as held for sale in the Company's consolidated financial statements.

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

As the Company completed the sale of the mobile touch assets on November 10, 2016, there are no discontinued operations in the year ended March 31, 2018. The results of discontinued operations for the year ended March 31, 2017 are as follows (amounts in millions):

March 31, 2017
Net sales	$18.3
Cost of sales	15.8
Operating expenses	10.7
Gain on Sale	0.6
Income tax benefit	(1.6)
Net loss from discontinued operations	$(6.0)

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (amounts in millions):

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,952.3	$(644.4)	$1,307.9
Customer-related	716.9	(375.9)	341.0
In-process research and development	12.1	—	12.1
Distribution rights	0.3	(0.1)	0.2
Other	1.5	(0.7)	0.8
Total	$2,683.1	$(1,021.1)	$1,662.0

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,932.3	$(419.5)	$1,512.8
Customer-related	716.9	(123.6)	593.3
Trademarks and trade names	11.7	(9.6)	2.1
In-process research and development	38.5	—	38.5
Distribution rights	5.6	(5.3)	0.3
Other	1.5	(0.4)	1.1
Total	$2,706.5	$(558.4)	$2,148.1

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the year ended March 31, 2018, the Company acquired $7.1 million of core and developed technology which has a weighted average amortization period of 9 years. In fiscal 2018, $26.2 million of in-process research and development intangible assets reached technological feasibility and was reclassified as core and developed technology and began being amortized over the respective estimated useful lives. The following is an expected amortization schedule for the intangible assets for fiscal 2019 through fiscal 2023, absent any future acquisitions or impairment charges (amounts in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2019	$362.8
2020	314.6
2021	259.3
2022	192.5
2023	143.7

Amortization expense attributed to intangible assets was $492.2 million, $346.3 million and $179.3 million for fiscal 2018, 2017 and 2016, respectively.  In fiscal 2018, $6.1 million was charged to cost of sales and $486.1 million was charged to operating expenses.  In fiscal 2017, $4.0 million was charged to cost of sales and $342.3 million was charged to operating expenses.  In fiscal 2016, $3.6 million was charged to cost of sales and $175.7 million was charged to operating expenses.  The Company recognized impairment charges of $0.5 million and $0.6 million in fiscal 2018 and fiscal 2016, respectively. During fiscal 2017, the Company recognized $11.9 million of intangible asset impairment changes, primarily as a result of the acquisition of Atmel. The impairment losses were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

Goodwill activity for fiscal 2018 and fiscal 2017 was as follows (amounts in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2016	$993.5	$19.2
Additions due to the acquisition of Atmel	1,286.3	—
Balance at March 31, 2017	2,279.8	19.2
Balance at March 31, 2018	$2,279.8	$19.2

At March 31, 2018, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2018, the Company has never recorded an impairment charge against its goodwill balance.

Note 10. Income Taxes

The income tax provision consists of the following (amounts in millions):

	Year Ended March 31,
	2018	2017	2016
Pretax Income:
U.S.	$(127.3)	$(279.3)	$(75.5)
Foreign	864.6	369.1	356.8
	$737.3	$89.8	$281.3
Current expense (benefit):
U.S. Federal	$369.4	$21.3	$(4.0)
State	0.5	1.0	(0.2)
Foreign	60.8	23.8	22.0
Total current	$430.7	$46.1	$17.8
Deferred expense (benefit):
U.S. Federal	$82.5	$(114.7)	$(42.2)
State	0.1	(5.4)	(2.0)
Foreign	(31.4)	(6.8)	(16.2)
Total deferred	51.2	(126.9)	(60.4)
Total Income tax provision (benefit)	$481.9	$(80.8)	$(42.6)

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

Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded a reasonable estimate when possible and with the understanding that the provisional amount is subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional amounts were recorded. Amounts will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the Act is known. As of March 31, 2018, the Company made a reasonable estimate of the effects on the one-time transition tax, its existing deferred tax balances and the release of its valuation allowances on foreign tax credits due to the Act, and the Company recognized a provisional amount of income tax expense of $471.6 million, which decreased diluted net income per common share by $1.89 for the fiscal year ended March 31, 2018, and which was included as a component of income tax provision from continuing operations. The Company will continue to refine what the provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance and these adjustments could be material.

The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") of its foreign subsidiaries. Substantially all of the Company's E&P were permanently reinvested outside the U.S prior to the Act. The Company recorded provisional U.S. amounts for its one-time transition tax liabilities, resulting in an increase in income tax provision of $653.7 million. In addition, the Company released the deferred tax liabilities related to non-permanently reinvested E&P, resulting in a decrease in income tax provision of $9.0 million. The net increase to tax provision is $644.7 million. The one-time transition tax may be elected to be paid over a period of eight years. The Company intends to make this election.

The Company has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. The one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal 2018 or the average of the year-end balances for fiscal 2016 and fiscal 2017. The Company's calculation of this amount will change with further analysis and guidance from the U.S. federal and state tax authorities about the application of these new rules. The Company will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities.

As a result of the reduction of the corporate income tax rate to 21.0%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future. The provisional amount recorded for the remeasurement and resulting income tax benefit of the Company's deferred tax balance was $136.7 million.

Due to the Act, the Company released its valuation allowance on foreign tax credits during the year ended March 31, 2018. The provisional amount recorded for the valuation allowance release was an income tax benefit of $36.4 million. The Company is still evaluating how the Act impacts the valuation allowance on state net operating loss carryforwards and state tax credits, and the Company may report an adjustment to the valuation allowances in accordance with SAB 118 in subsequent quarters.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Year Ended March 31,
	2018	2017	2016
Computed expected income tax provision	$232.6	$31.4	$98.4
Foreign income taxed at lower than the federal rate	(208.8)	(105.0)	(120.1)
Impact of the Act - one-time transition tax, net of foreign tax credits	653.7	—	—
Impact of the Act - deferred tax effects, net of valuation allowance	(136.7)	—	—
Increases related to current and prior year tax positions	32.0	53.7	14.5
Decreases related to prior year tax positions (1)	(11.3)	(36.3)	(12.1)
Share-based compensation	(27.2)	(25.0)	—
Research and development tax credits - current year	(17.0)	(12.8)	(13.5)
Research and development tax credits - prior years	—	—	(2.5)
Intercompany prepaid tax asset amortization	7.4	7.9	(15.5)
Withholding taxes	1.4	5.6	6.0
Foreign exchange	(20.5)	(1.7)	5.6
Other	(3.2)	(0.4)	(0.9)
Change in valuation allowance	(20.5)	1.8	(2.5)
Total income tax provision (benefit)	$481.9	$(80.8)	$(42.6)

(1) The release of prior year tax positions during fiscal 2018 increased the basic and diluted net income per common share by $0.05. The release of prior year tax positions during fiscal 2017 increased the basic and diluted net income per common share by $0.17 and $0.15, respectively. The release of prior year tax positions during fiscal 2016 increased the basic and diluted net income per common share by $0.06.

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand, Cayman and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire between 2022 and 2025, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefits derived from these tax holidays approximated $6.2 million, $13.2 million and $9.4 million in fiscal 2018, 2017 and 2016, respectively. The impact of the tax holidays during fiscal 2018 increased the basic and diluted net income per common share by $0.03 and $0.02, respectively. The impact of the tax holidays during fiscal 2017 increased the basic and diluted net income per common share by $0.06. The impact of the tax holidays during fiscal 2016 increased the basic and diluted net income per common share by $0.05 and $0.04, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2018	2017
Deferred tax assets:
Deferred income on shipments to distributors	$39.1	$55.7
Inventory valuation	10.7	14.6
Net operating loss carryforward	101.1	91.6
Capital loss carryforward	10.6	12.9
Share-based compensation	31.4	42.5
Income tax credits	178.4	243.0
Property, plant and equipment	25.7	59.7
Accrued expenses and other	91.2	110.4
Gross deferred tax assets	488.2	630.4
Valuation allowances	(204.5)	(210.1)
Deferred tax assets, net of valuation allowances	283.7	420.3
Deferred tax liabilities:
Convertible debt	(304.4)	(606.7)
Intangible assets	(66.6)	(147.5)
Other	(18.3)	(6.3)
Deferred tax liabilities	(389.3)	(760.5)
Net deferred tax liability	$(105.6)	$(340.2)

Reported as:
Non-current deferred tax assets	$100.2	$68.9
Non-current deferred tax liability	(205.8)	(409.1)
Net deferred tax liability	$(105.6)	$(340.2)

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

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $101.1 million available at March 31, 2018.  The federal and state NOL carryforwards expire at various times between 2018 and 2037.  The Company believes that it is more likely than not that the benefit from certain foreign and state NOL carryforwards will not be realized.  In recognition of this risk, at March 31, 2018, the Company has provided a valuation allowance of $74.6 million.  The Company also has state tax credits with an estimated tax effect of $96.3 million available at March 31, 2018.  These state tax credits expire at various times between 2018 and 2037.  The Company believes that it is more likely than not that the full benefit from these state tax credits will not be realized, and therefore has provided a valuation allowance of $96.3 million.  The Company has capital loss carryforwards with an estimated tax effect of $10.6 million available at March 31, 2018. These capital loss carryforwards begin to expire in 2020. The Company believes that it is more likely than not that the full benefit from these capital losses will not be realized, and therefore has provided a valuation allowance of $10.4 million.  The Company no longer maintains a U.S. foreign tax credit carryforward, alternative minimum tax credit carryforward, or credit for increasing research activities credit carryforwards, as all of these credits are expected to be utilized as a result of the one-time transition tax in the United States as of March 31, 2018. The Company had refundable foreign tax credits of $49.2 million available at March 31, 2018. In addition, the Company had $20.0 million of withholding tax credits that expire at various times between 2022 and 2024 in foreign jurisdictions. The Company believes it is more likely than not that the benefit from these credits will not be fully realized and has provided a valuation allowance of $20.0 million.

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

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes.  Although the Company believes that it has appropriately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different than expectations.  The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable tax law.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2015 to March 31, 2018 (amounts in millions):

	Year Ended March 31,
	2018	2017	2016
Beginning balance	$398.5	$220.7	$170.7
Increases related to acquisitions	—	193.3	46.2
Decreases related to settlements with tax authorities	(0.1)	(11.7)	(8.0)
Decreases related to statute of limitation expirations	(10.9)	(7.6)	(4.6)
Increases related to current year tax positions	30.3	26.3	16.4
Increases (decreases) related to prior year tax positions	18.2	(22.5)	—
Ending balance	$436.0	$398.5	$220.7

As of March 31, 2018, the Company had accrued approximately $12.9 million related to the potential payment of interest on the Company's uncertain tax positions.  As of March 31, 2017, the Company had accrued approximately $9.4 million related to the potential payment of interest on the Company's uncertain tax positions. Interest was included in the provision for income taxes.  The Company has accrued for approximately $67.9 million and $66.1 million in penalties related to its uncertain tax positions related primarily to its international locations as of March 31, 2018 and March 31, 2017, respectively.  Interest and penalties charged to operations during the years ended March 31, 2018, 2017 and 2016 related to the Company's uncertain tax positions were $5.4 million, $5.8 million and $1.7 million, respectively.

The total amount of gross unrecognized tax benefits was $436.0 million and $398.5 million as of March 31, 2018 and 2017, respectively, and is estimated to impact the Company’s effective tax rate, if recognized. We estimate that our unrecognized tax benefits as of March 31, 2018 could possibly decrease by approximately $20.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

Note 11.    Debt and Credit Facility

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	March 31,
				2018	2017
Senior Indebtedness
Credit Facility				$—	$—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Debt, maturing February 15, 2027 (2017 Senior Debt)	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Debt, maturing February 15, 2025 (2015 Senior Debt)	1.625%	5.9%	1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Debt, maturing February 15, 2037 (2017 Junior Debt)	2.250%	7.4%	321.1	686.3	575.0
2007 Junior Debt, maturing December 15, 2037 (2007 Junior Debt)	2.125%	9.1%	—	—	143.8
Total Convertible Debt				4,481.3	4,513.8

Gross long-term debt including current maturities				4,481.3	4,513.8
Less: Debt discount (2)				(1,372.9)	(1,516.5)
Less: Debt issuance costs (3)				(40.1)	(46.8)
Net long-term debt including current maturities				3,068.3	2,950.5
Less: Current maturities (4)				(1,309.9)	(50.0)
Net long-term debt				$1,758.4	$2,900.5

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

(2) The unamortized discount includes the following (in millions):

	March 31,
	2018	2017
2017 Senior Debt	$(616.3)	$(667.5)
2015 Senior Debt	(400.3)	(446.6)
2017 Junior Debt	(356.3)	(309.3)
2007 Junior Debt	—	(93.1)
Total unamortized discount	$(1,372.9)	$(1,516.5)

(3) Debt issuance costs include the following (in millions):

	March 31,
	2018	2017
Senior Credit Facility	$(5.9)	$(8.5)
2017 Senior Debt	(16.1)	(17.6)
2015 Senior Debt	(14.8)	(16.6)
2017 Junior Debt	(3.3)	(3.4)
2007 Junior Debt	—	(0.7)
Total debt issuance costs	$(40.1)	$(46.8)

(4) Current maturities include the full balance of the 2015 Senior Debt as of March 31, 2018 and the full balance of the 2007 Junior Debt as of March 31, 2017.

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

	Dividend adjusted rates as of March 31, 2018
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Incremental Share Factor, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Debt	10.1162	$98.85	5.0581	14.4156
2015 Senior Debt	15.7755	$63.39	7.8878	22.0857
2017 Junior Debt	10.2969	$97.12	5.1485	14.4156

As of March 31, 2018, the holders of the 2015 Senior Debt have the right to convert their debentures between April 1, 2018 and June 30, 2018 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended March 31, 2018. As of March 31, 2018, the 2015 Senior Debt had a value if converted above par of $1,141.7 million. The 2015 Senior Debt is included in the current portion of long-term debt.

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

Interest expense related to convertible debt includes the following (in millions):

	Year Ended March 31,
	2018	2017	2016
Debt issuance amortization	$3.5	$2.1	$1.8
Amortization of debt discount - non cash interest expense	106.1	56.1	48.0
Coupon interest expense	77.3	44.5	40.2
Total	$186.9	$102.7	$90.0

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.88 years, 6.88 years, and 18.88 years for the 2017 Senior Debt, 2015 Senior Debt and 2017 Junior Debt, respectively.

Issuances and Settlements

In November 2017, the Company called $14.6 million in principal value of the remaining outstanding 2007 Junior Debt with an effective date of December 15, 2017 for which substantially all holders submitted requests to convert. Prior to the call, conversion requests were received in both the second and third quarters of fiscal 2018. Total conversions for fiscal 2018 were for a principal amount of $32.5 million for which the Company settled the principal amount in cash and issued 0.5 million shares of its common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the call notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the call notice. A loss on total conversions was recorded for $2.2 million. The 2007 Junior Debt was classified as a current liability on the consolidated balance sheet as of March 31, 2017.

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

The Company utilized the proceeds from the issuances of the 2017 Senior Debt, 2017 Junior Debt, and 2015 Senior Debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Debt in privately negotiated transactions. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Debt. The 2015 repurchase consisted solely of cash. In February 2017 , the Company used cash of $431.3 million and an aggregate of 12.0 million in shares of the Company's common stock valued at $862.7 million for total consideration of $1,293.9 million to settle $431.3 million of the 2007 Junior Debt, of which $188.0 million was allocated to the liability component and $1,105.9 million was allocated to the equity component. In addition, in February 2017, there was an inducement fee of $5.0 million which was recorded in the consolidated statements of income in loss on settlement of convertible debt. The consideration transferred in February 2015 was $1,134.6 million, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements of the 2007 Junior Debt, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of convertible debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

Credit Facility

The Company maintains a credit facility which is available until February 4, 2020 (the "Credit Agreement") which was amended subsequent to the end of fiscal 2018. See Note 23 for more details on subsequent events. At the beginning of the second quarter of fiscal 2018, the credit facility had a borrowing capacity of $2.774 billion comprised of two tranches; one tranche terminating in 2018 (the "2018 Tranche") and one tranche terminating in 2020 (the "2020 Tranche"). During the second quarter of fiscal 2018, the Company terminated the 2018 Tranche and in connection with such termination increased the commitments for the 2020 Tranche in each of the three months ended September 30, 2017 and December 31, 2017. In November 2017, the Company entered into an augmenting lender supplement which added a new lender to the Credit Agreement with a 2020 multicurrency tranche commitment. As of March 31, 2018, the 2020 Tranche commitment under the credit facility was $3.122 billion.

The financial covenants include, among others, limits on the Company's consolidated senior ratio and total leverage ratio. The maximum Total Leverage Ratio (capitalized terms not otherwise defined in this Form 10-K have the meaning of the defined terms in the applicable agreements) cannot exceed 5.00 to 1.00 and is calculated as Consolidated Total Indebtedness, excluding the Junior Debt up to a $700 million maximum, to Consolidated EBIDTA for a period of four quarters. The Total Leverage Ratio may be temporarily increased to 5.50 to 1.00 for a period of four consecutive quarters in conjunction with a Permitted Acquisition occurring during the first four quarters following the acquisition. The Total Leverage Ratio then decreases to 5.25 to 1.00 for three consecutive quarters, finally returning to the stated 5.00 to 1.00 Total Leverage Ratio after a period of seven consecutive fiscal periods. The Company can elect to use this special feature, also referred to as an Adjusted Covenant Period, not more than one time from and after February 8, 2017, the effective date of the February 2017 amendment (discussed below), and may elect to terminate an Adjusted Covenant Period prior to the end of the Adjusted Covenant Period. The Credit Facility also requires that the Senior Leverage Ratio not exceed 3.50 to 1.00, which is calculated as Consolidated Senior Indebtedness to Consolidated EBIDTA for four consecutive quarters. The Company is also required to comply with an Interest Coverage Ratio of at least 3.50 to 1.00, measured quarterly.

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

The Credit Agreement has a $125 million foreign currency sublimit, a $25 million letter of credit sublimit and a $25 million swingline loan sublimit. The Company has the option to obtain additional tranche commitments or additional indebtedness as long as, on a proforma basis, the Senior Leverage Ratio is equal to or less than 2.50 to 1.00.

In February 2017, the Company used $1,682.5 million of the proceeds from the issuance of the 2017 Senior Debt and 2017 Junior Debt to pay off the entire balance under the revolving credit facility. In connection with the February 2017 amendment to the Credit Agreement, the Company incurred $2.1 million of issuance fees which will be amortized over the term of the facility and for which the balance is recorded net of any outstanding Credit Facility balance. At March 31, 2018 and 2017, there were no outstanding borrowings under the revolving credit facility and no letters of credit outstanding under the Credit Agreement.

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

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the credit agreement was approximately $9.7 million in fiscal 2018, approximately $42.9 million in fiscal 2017 and approximately $18.9 million in fiscal 2016. Principal, together with all accrued and unpaid interest, is due and payable on the respective tranche maturity date, which is February 4, 2020 for the 2020 tranche revolving loans. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated bases. At March 31, 2018, the Company was in compliance with these financial covenants.

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
Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, “Atmel”).  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits (“ASICs”).  The Continental airbag control units, ASICs and vehicle recalls were also at issue in In re: Continental Airbag Products Liability Litigation, described above.  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $227.7 million. The Company's Atmel subsidiaries intend to defend this action vigorously.
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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2018, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $160.5 million. There are some licensing agreements in place that do not specify indemnification limits.  As of March 31, 2018, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 13.     Stock Repurchase Activity

In December 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 10.0 million shares of its common stock in the open market or in privately negotiated transactions.  As of March 31, 2015, the Company had repurchased 7.5 million shares under this authorization for $234.7 million.  In May 2015, the Company's Board of Directors authorized an increase to the existing share repurchase program to 20.0 million shares of common stock from the approximately 2.5 million shares remaining under the prior authorization. During fiscal 2016, the Company repurchased 8.6 million shares under this authorization for $363.8 million. In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization. There were no repurchases of common stock during fiscal 2018 and fiscal 2017.  There is no expiration date associated with this repurchase program. As of March 31, 2018, approximately 18.2 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

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

The aggregate net pension expense relating to these two plans is as follows (amounts in millions):

	Year Ended March 31,
	2018	2017
Service costs	$2.2	$1.4
Interest costs	1.0	1.0
Amortization of actuarial loss	0.8	—
Settlements	—	0.5
Net pension period cost	$4.0	$2.9

Interest costs and amortization of actuarial losses are recorded in the other (loss) income, net line item in the statements of income.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (amounts in millions):

	Year Ended March 31,
	2018	2017
Projected benefit obligation at the beginning of the year	$50.4	$40.3
Service cost	2.2	1.4
Interest cost	1.0	1.0
Settlements	—	0.5
Actuarial losses	0.7	7.9
Benefits paid	(0.8)	(0.4)
Foreign currency exchange rate changes	7.5	(0.3)
Projected benefit obligation at the end of the year	$61.0	$50.4
Accumulated benefit obligation at the end of the year	$55.5	$45.6
Weighted average assumptions
Discount rate	1.73%	1.82%
Rate of compensation increase	2.91%	2.90%

The Company's pension liability represents the present value of estimated future benefits to be paid. The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating). Net actuarial losses, which are included in accumulated other comprehensive loss in the Company's consolidated balance sheets, will be recognized as a component of net periodic cost over the average remaining service period.

As the defined benefit plans are unfunded, the liability recognized on the Company's consolidated balance sheet as of March 31, 2018 was $61.0 million of which $0.9 million is included in accrued liabilities and $60.1 million is included in other long-term liabilities. The liability recognized on the Company's consolidated balance sheet as of March 31, 2017 was $50.4 million of which $0.7 million is included in accrued liabilities and $49.7 million is included in other long-term liabilities.

Future estimated expected benefit payments for fiscal year 2019 through 2028 are as follows (amounts in millions):

Fiscal Year Ending March 31,	Expected Benefit Payments
2019	$0.9
2020	0.9
2021	1.2
2022	1.6
2023	1.6
2024 through 2028	10.6
Total	$16.8

The Company's net periodic pension cost for fiscal 2019 is expected to be approximately $3.1 million.

In connection with the acquisition of SMSC in August 2012, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2018, the projected benefit obligation is $4.0 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.4 million in fiscal 2019 and approximately $3.5 million cumulatively in fiscal 2020 through fiscal 2028.

Defined Contribution Plans

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of the applicable quarter.  During fiscal 2018, 2017 and 2016, the Company's matching contributions to the plan totaled $8.8 million, $8.2 million and $4.4 million, respectively.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2018 based on the automatic increase provision. On January 1, 2017 and 2016, an additional 1,077,150 shares and 1,017,492 shares, respectively, were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 13,372,504 shares of common stock have been reserved for issuance and 7,895,340 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board of Directors approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  On May 1, 2006, the Company's Board of Directors approved an annual automatic increase in the number of shares reserved under the plan.  The automatic increase took effect on January 1, 2007, and on each January 1 thereafter during the term of the plan, and is equal to one tenth of one percent (0.1%) of the then outstanding shares of the Company's common stock.  Upon the approval of the Board of Directors, there were no shares added under the plan on January 1, 2018 based on the automatic increase provision. On January 1, 2017 and 2016, an additional 215,430 shares and 203,498 shares, respectively, were reserved under the plan based on the automatic increase. Since the inception of this purchase plan, 1,919,213 shares of common stock have been reserved for issuance and 1,347,972 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During fiscal 2018, 2017 and 2016, $48.1 million, $41.5 million and $19.1 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During fiscal 2018, 2017 and 2016, $36.3 million, $28.2 million and $14.2 million, respectively, were charged against operations for this plan.

Note 15. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (amounts in millions):

	Year Ended March 31,
	2018		2017		2016
Cost of sales	$13.8	(1)	$18.7	(1)	$8.3	(1)
Research and development	42.5		46.8		32.0
Selling, general and administrative	36.9		62.6		31.1
Pre-tax effect of share-based compensation	93.2		128.1		71.4
Income tax benefit	28.3	(2)	44.2	(2)	23.0
Net income effect of share-based compensation	$64.9		$83.9		$48.4

(1) During the year ended March 31, 2018, $11.9 million of share-based compensation expense was capitalized to inventory, and $13.8 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2017, $11.3 million of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during fiscal 2017 included $14.5 million of previously capitalized share-based compensation expense in inventory that was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized to inventory. During the year ended March 31, 2016, $7.9 million of share-based compensation expense was capitalized to inventory, and $8.3 million of previously capitalized share-based compensation expense in inventory was sold.

(2) Amounts exclude excess tax benefits related to share-based compensation of $28.1 million and $25.0 million for the years ended March 31, 2018 and March 31, 2017, respectively. The Company elected to early adopt ASU 2016-09 effective April 1, 2016. Prior to the adoption of ASU 2016-09, the Company recognized excess tax benefits related to share-based compensation in additional paid-in capital. Refer to Note 1 for additional information on the adoption of this standard.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2019 through fiscal 2023 related to unvested share-based payment awards at March 31, 2018 is $169.6 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.91 years.

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

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2015	5,268,916	$34.15
Granted	2,479,729	38.91
Assumed upon acquisition	525,442	40.58
Forfeited	(360,072)	38.20
Vested	(1,606,273)	32.47
Nonvested shares at March 31, 2016	6,307,742	36.76
Granted	1,635,655	51.46
Assumed upon acquisition	2,059,524	46.57
Forfeited	(722,212)	43.58
Vested	(2,861,253)	38.60
Nonvested shares at March 31, 2017	6,419,456	42.06
Granted	1,267,536	77.26
Forfeited	(279,051)	49.65
Vested	(1,735,501)	38.00
Nonvested shares at March 31, 2018	5,672,440	$50.79

The total intrinsic value of RSUs which vested during the years ended March 31, 2018, 2017 and 2016 was $146.0 million, $166.1 million and $72.1 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2018 was $518.2 million, calculated based on the closing price of the Company's common stock of $91.36 per share on March 31, 2018.  At March 31, 2018, the weighted average remaining expense recognition period was 1.96 years.

Stock option and stock appreciation right (SAR) activity under the Company's stock incentive plans in the three years ended March 31, 2018 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2015	684,299	$28.41
Granted	244	41.09
Assumed upon acquisition	604,900	35.03
Exercised	(221,987)	25.30
Forfeited or expired	(153,948)	31.52
Outstanding at March 31, 2016	913,508	33.00
Exercised	(437,906)	34.34
Forfeited or expired	(42,485)	34.26
Outstanding at March 31, 2017	433,117	31.51
Exercised	(131,666)	31.75
Forfeited or expired	(17,111)	34.73
Outstanding at March 31, 2018	284,340	$31.21

The total intrinsic value of options and SARs exercised during the years ended March 31, 2018, 2017 and 2016 was $7.4 million, $9.6 million and $4.7 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2018 was $17.1 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2018 was $13.8 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $91.36 per share on March 29, 2018.

As of March 31, 2018 and March 31, 2017, the number of option and SAR shares exercisable was 224,022 and 264,061, respectively, and the weighted average exercise price per share was $29.96 and $29.59, respectively.

The weighted average fair values per share of stock options granted in the year ended March 31, 2016 was $8.85. The fair values per share of stock options granted in the year ended March 31, 2016 were estimated utilizing the following assumptions:

Year Ended March 31,
2016
Expected term (in years)	6.5
Volatility	29.50%
Risk-free interest rate	1.54%
Dividend yield	3.00%

There were no stock options granted in the years ended March 31, 2018 and March 31, 2017.

Note 16.     Commitments

The Company leases office space and transportation and other equipment under operating leases which expire at various dates through December 31, 2022.   The future minimum lease commitments under these operating leases at March 31, 2018 were as follows (amounts in millions):

Year Ending March 31,	Amount
2019	$26.0
2020	18.7
2021	13.3
2022	10.2
2023	1.7
Thereafter	—
Total minimum payments	$69.9

The terms of the leases do not contain significant restriction provisions and usually contain standard rent escalation clauses as well as options for renewal. Rental expense under operating leases totaled $30.0 million, $35.4 million and $23.3 million for fiscal 2018, 2017 and 2016, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $144.4 million as of March 31, 2018, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $101.6 million of outstanding purchase commitments with the Company's wafer foundries for delivery in fiscal 2019.

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

The following table represents revenues and gross profit for each segment (amounts in millions):

	Years ended March 31,
	2018		2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$3,876.0	$2,315.9	$3,316.6	$1,666.0	$2,084.2	$1,116.4
Technology licensing	104.8	104.8	91.2	91.2	89.1	89.1
Total	$3,980.8	$2,420.7	$3,407.8	$1,757.2	$2,173.3	$1,205.5

The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment net of accumulated amortization) by geographic area are as follows (amounts in millions):

	March 31,
	2018	2017
United States	$393.3	$388.5
Thailand	215.5	178.0
Various other countries	159.1	116.8
Total long-lived assets	$767.9	$683.3

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 85% of consolidated net sales for fiscal 2018 and 84% for each of fiscal 2017 and 2016.  Sales to customers in Europe represented approximately 24% of consolidated net sales for each of fiscal 2018 and 2017, and approximately 22% of consolidated net sales for fiscal 2016.  Sales to customers in Asia represented approximately 58% of consolidated net sales for each of fiscal 2018 and 2017, and approximately 59% of consolidated net sales for fiscal 2016.  Within Asia, sales into China, including Hong Kong, represented approximately 30%, 32% and 30% of consolidated net sales for fiscal 2018, 2017 and 2016, respectively. Sales into Taiwan represented approximately 11%, 9% and 12% of consolidated net sales for fiscal 2018, 2017 and 2016, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

No single end customer or distributor accounted for 10% or more of the Company's net sales during fiscal 2018, 2017 or 2016.

Note 18. Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Net gains due to foreign exchange rate fluctuations after the effects of hedging activity were $9.3 million, $1.0 million, and $0.7 million in fiscal 2018, 2017 and 2016. As of March 31, 2018 and 2017, the Company had no foreign currency forward contracts outstanding. The Company recognized net realized gains on foreign currency forward contracts of $4.2 million in the year ended March 31, 2018, compared to net losses of $2.3 million in 2017 and an immaterial amount in 2016. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

Commodity Price Risk

The Company is exposed to fluctuations in prices for energy that it consumes, particularly electricity and natural gas. The Company also enters into variable-priced contracts for some purchases of electricity and natural gas, on an index basis. The Company seeks, or may seek, to partially mitigate these exposures through fixed-price contracts. These contracts meet the characteristics of derivative instruments, but generally qualify for the "normal purchases or normal sales" exception under authoritative guidance and require no mark-to-market adjustment.

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

The following table summarizes the location and amount of the gain or loss on the hedged item attributable to the changes in the LIBOR swap rate and the offsetting gain or loss on the related interest rate swap agreements for the year ended March 31, 2016. The difference represents hedge ineffectiveness (amounts in millions):

	Year ended March 31,
	2016
Income Statement Classification	Gain (Loss) on 2015 Senior Debt	Gain (Loss) on Interest Rate Swap
Other (loss) income, net	$(18.1)	$16.3

Note 19. Net Income Per Common Share From Continuing Operations Attributable to Microchip Technology Stockholders

The following table sets forth the computation of basic and diluted net income per common share from continuing operations attributable to Microchip stockholders (in millions, except per share amounts):

	Year Ended March 31,
	2018	2017	2016
Net income from continuing operations attributable to Microchip Technology Stockholders	$255.4	$170.6	$324.1
Weighted average common shares outstanding	232.9	217.2	203.4
Dilutive effect of stock options and RSUs	4.4	4.4	3.3
Dilutive effect of 2007 Junior Debt	1.3	12.7	10.7
Dilutive effect of 2015 Senior Debt	10.3	0.5	—
Dilutive effect of 2017 Senior Debt	—	—	—
Dilutive effect of 2017 Junior Debt	—	—	—
Weighted average common and potential common shares outstanding	248.9	234.8	217.4
Basic net income per common share from continuing operations attributable to Microchip stockholders	$1.10	$0.79	$1.59
Diluted net income per common share from continuing operations attributable to Microchip stockholders	$1.03	$0.73	$1.49

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for the years ended March 31, 2018 and March 31, 2017. For the year ended March 31, 2016, the number of option shares that were antidilutive was 0.3 million.

Diluted net income per common share from continuing operations attributable to stockholders for fiscal 2018, 2017, and 2016 includes 1.3 million, 12.7 million and 10.7 million shares, respectively, issuable upon the exchange of the Company's 2007 Junior Debt.  The Company's 2007 Junior Debt was fully settled as of December 31, 2017 (see Note 11 for details on the settlement of convertible debt), with the Company issuing an aggregate of 3.7 million shares in the settlement of $143.8 million principal amount in fiscal 2018 and an aggregate of 12.0 million shares in the settlement of $431.3 million principal amount in fiscal 2017.  The shares that were issued are included in the weighted average dilutive common shares outstanding through the date of the issuance and were reflected in the weighted average common shares outstanding thereafter. Diluted net income per common share from continuing operations attributable to stockholders for fiscal 2018 and 2017 includes 10.3 million shares and 0.5 million shares, respectively, issuable upon the exchange of the Company's 2015 Senior Debt. The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 11 for details on the convertible debt):

	Year Ended March 31,
	2018	2017	2016
2007 Junior Debt (1)	$23.59	$24.01	$24.73
2015 Senior Debt	$63.94	$65.21	$67.19
2017 Senior Debt	$99.71	$100.58	$—
2017 Junior Debt	$97.96	$98.81	$—
(1) No longer outstanding as of December 31, 2018.

Note 20.     Quarterly Results (Unaudited)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2018.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in millions, except per share amounts. Amounts may not add to the total due to rounding):

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$972.1	$1,012.1	$994.2	$1,002.3	$3,980.8
Gross profit	584.4	614.1	607.1	615.1	2,420.7
Operating income	221.6	225.4	245.2	244.1	936.3
Net income (loss) attributable to Microchip Technology	170.6	189.2	(251.1)	146.7	255.4
Diluted net income (loss) per common share attributable to Microchip Technology stockholders	0.70	0.77	(1.07)	0.58	1.03

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$799.4	$871.4	$834.4	$902.7	$3,407.8
Gross profit	348.5	410.6	465.3	532.8	1,757.2
Operating income (loss)	(59.1)	62.8	118.1	154.1	275.8
Net income (loss) attributable to Microchip Technology	(113.4)	33.9	107.2	136.9	164.6
Diluted net income (loss) per common share attributable to Microchip Technology stockholders	(0.53)	0.14	0.46	0.57	0.71

Refer to Note 10, Income Taxes, for an explanation of the one-time transition tax recognized in the third quarter of fiscal 2018. Refer to Note 3, Special Charges and Other, Net, for an explanation of the special charges included in operating income in fiscal 2018 and fiscal 2017. Refer to Note 11, Debt and Credit Facility, for an explanation of the loss on settlement of convertible debt included in net income (loss) of $13.8 million and $2.2 million for the first quarter and third quarter of fiscal 2018, respectively, and $43.9 million during the fourth quarter of fiscal 2017. Refer to Note 4, Investments, for an explanation of the impairment recognized on available-for-sale securities in the fourth quarter of fiscal 2018. No material net realized gains or losses occurred in fiscal 2017.

Note 21.     Supplemental Financial Information

Cash paid for income taxes amounted to $25.9 million, $48.4 million and $25.4 million during fiscal 2018, 2017 and 2016, respectively.  Cash paid for interest on borrowings amounted to $85.3 million in fiscal 2018, $82.5 million in fiscal 2017 and $52.9 million in fiscal 2016.

A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2018, 2017 and 2016 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Fiscal 2018	$210.1	$36.2	$—	$(41.8)	$204.5
Fiscal 2017	161.8	15.2	37.6	(4.5)	210.1
Fiscal 2016	116.5	5.5	47.8	(8.0)	161.8

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2018, 2017 and 2016 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal 2018	$2.1	$0.2	$(0.1)	$2.2
Fiscal 2017	$2.5	$0.2	$(0.6)	$2.1
Fiscal 2016	$2.6	$0.1	$(0.2)	$2.5

(1) Deductions represent uncollectible accounts written off, net of recoveries.

Accumulated Other Comprehensive Income

The following tables present the changes in the components of accumulated other comprehensive income (AOCI) for the years ended March 31, 2018 and March 31, 2017:

	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2017	$0.3	$(5.3)	$(9.4)	$(14.4)
Other comprehensive loss before reclassifications	(13.6)	(5.6)	—	(19.2)
Amounts reclassified from accumulated other comprehensive income (loss)	15.2	0.8	—	16.0
Net other comprehensive income (loss)	1.6	(4.8)	—	(3.2)
Balance at March 31, 2018	$1.9	$(10.1)	$(9.4)	$(17.6)

	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2016	$0.3	$—	$(3.7)	$(3.4)
Other comprehensive loss before reclassifications	(1.5)	(5.3)	(5.7)	(12.5)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	—	1.5
Net other comprehensive loss	—	(5.3)	(5.7)	(11.0)
Balance at March 31, 2017	$0.3	$(5.3)	$(9.4)	$(14.4)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the consolidated statements of income (amounts in millions).

	Year ended March 31,
Description of AOCI Component	2018	2017	2016	Related Statement of Income Line
Unrealized (losses) gains on available-for-sale securities	$(15.5)	$(1.5)	$10.9	Other income, net
Amortization of actuarial loss	(0.8)	—	—	Other income, net
Taxes	0.3	—	—	Provision for income taxes
Reclassification of realized transactions, net of taxes	$(16.0)	$(1.5)	$10.9	Net Income

Note 22.     Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.449, $1.441 and $1.433 during fiscal 2018, 2017 and 2016, respectively. Total dividend payments amounted to $337.5 million, $315.4 million and $291.1 million during fiscal 2018, 2017 and 2016, respectively.

Note 23. Subsequent Events

Merger Agreement

On March 1, 2018, the Company entered into a definitive agreement to acquire Microsemi for $68.78 per share in cash. The acquisition price represents a total equity value of approximately $8.35 billion, and a total enterprise value of about $10.15 billion, after accounting for Microsemi's cash and investments, net of debt, on its balance sheet at December 2017. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace & defense, communications, data center and industrial markets. Microsemi is headquartered in Aliso Viejo, California, and has approximately 4,800 employees globally.

The Board of Directors of each of Microchip and Microsemi have unanimously approved the Merger and the Merger Agreement. The completion of the merger is subject to obtaining regulatory approvals and certain other closing conditions, including approval by Microsemi stockholders. Assuming the timely receipt of the regulatory approvals and the satisfaction of the other closing conditions, Microchip anticipates that the merger will be completed in late May/early June 2018.

The Merger Agreement contains customary representations, warranties and covenants of Microchip, Microsemi, and Merger Sub, including among others, (i) covenants by Microsemi concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) a covenant by Microsemi that, subject to certain exceptions, the Board of Directors of Microsemi will recommend to its stockholders adoption of the Merger Agreement, and (iii) a covenant that Microsemi will not solicit, initiate or knowingly encourage, facilitate or induce the making, submission or announcement of an Acquisition Proposal (as defined in the Merger Agreement) or the making of any inquiry, offer or proposal that would reasonably be expected to lead to an Acquisition Proposal. The Merger Agreement contains certain termination rights for both Microchip and Microsemi and further provides that upon termination of the Merger Agreement under specified circumstances (including termination by Microsemi to accept a superior proposal), Microsemi may be required to pay Microchip a termination fee of $290 million. The Merger Agreement also contains a provision requiring Microsemi to reimburse Microchip for up to $35 million of its expenses incurred in connection with the Merger if the approval of the Merger by the holders of a majority of the outstanding shares of Microsemi Common Stock is not obtained at a meeting called for that purpose.

Financing of the Merger

On March 1, 2018, in connection with its execution of the Merger Agreement, Microchip entered into a Commitment Letter with JPMorgan, pursuant to which JPMorgan committed to provide to Microchip, among other things, (1) a senior secured term loan facility in an aggregate principal amount of up to $5.0 billion and (2) a 364-day secured bridge facility in an aggregate principal amount of up to $625.0 million, in each case, subject to the execution of definitive documentation and customary closing conditions. JPMorgan’s commitments in respect of the Term Loan Facility will be reduced in the event Microchip raises certain other debt or equity financing.

Microchip estimates that the total amount of funds necessary to complete the acquisition of Microsemi and the other transactions contemplated by the Merger Agreement will be approximately $10.15 billion to:

•	make payments to Microsemi’s stockholders of the amounts due to them under the Merger Agreement;

•	make payments in respect of Microsemi’s outstanding equity-based awards pursuant to the Merger Agreement;

•
refinance or otherwise discharge outstanding indebtedness of Microsemi that is required to be refinanced or discharged pursuant to the Merger Agreement, including, without limitation, the termination of commitments and the refinancing of indebtedness under Microsemi’s existing credit agreement, and the optional redemption of Microsemi’s 9.125% Senior Notes due 2023; and

•	pay related fees, expenses and taxes in connection with the foregoing and consummation of the Merger.

Microchip expects to finance the foregoing through a combination of:

•	the incurrence of loans under a new term loan facility and other debt financing;

•	revolving loans under Microchip’s amended and restated credit agreement; and

•	Microchip’s and Microsemi’s cash and cash equivalents on hand at closing.

Credit Facility Amendment

On May 18, 2018 (the “Effective Date”), the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) pursuant to which its existing Amended and Restated Credit Agreement, dated as of June 27, 2013, as amended and restated as of February 4, 2015, and as further amended, restated amended and restated, supplemented or otherwise modified from time to time prior to the Effective Date, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, was amended and restated in its entirety.

The Amended and Restated Credit Agreement provides for a revolving loan facility (the “Revolving Loan Facility”) in an aggregate principal amount of approximately $3.8 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Revolving Loan Facility consists of approximately $244.3 million of revolving loan commitments (the “2020 Revolving Loans”) that terminate on February 4, 2020 (the “2020 Maturity Date”) and approximately $3.6 billion of revolving loan commitments (the “2023 Revolving Loans” and, together with the 2020 Revolving Loans, the “Revolving Loans”) that terminate on May 18, 2023 (the “2023 Maturity Date”).  The Revolving Loans bear interest, at the Company’s option, at (a) in the case of 2020 Revolving Loans, the base rate plus a spread of 0.25% to 1.25% or an adjusted LIBOR rate plus a spread of 1.25% to 2.25%, and (b) in the case of 2023 Revolving Loans, the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate plus a spread of 1.00% to 2.00%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

The Amended and Restated Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The Amended and Restated Credit Agreement is guaranteed by certain of our subsidiaries and secured by certain assets of ours and the guarantor subsidiaries.

Building Purchase

During the quarter ended March 31, 2018, the Company entered into an agreement to purchase one of the buildings it leased in San Jose, California for a purchase price of $40.8 million with a closing date of April 4, 2018.