Form 10-Q
period 2018-09-30
MICROCHIP TECHNOLOGY INC
filed 2018-11-07
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.
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
Including Area Code, of Registrant's
Principal Executive Offices)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Class	Outstanding at November 5, 2018
Common Stock, $0.001 par value	236,509,664 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	September 30, 2018	March 31, 2018
Cash and cash equivalents	$459.7	$901.3
Short-term investments	4.5	1,295.3
Accounts receivable, net	668.8	563.7
Inventories	836.7	476.2
Other current assets	206.5	119.8
Total current assets	2,176.2	3,356.3
Property, plant and equipment, net	1,051.9	767.9
Goodwill	6,787.5	2,299.0
Intangible assets, net	6,825.9	1,662.0
Long-term deferred tax assets	1,715.5	100.2
Other assets	110.1	71.8
Total assets	$18,667.1	$8,257.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$271.2	$144.1
Accrued liabilities	481.9	229.6
Deferred income on shipments to distributors	—	333.8
Current portion of long-term debt	1,335.0	1,309.9
Total current liabilities	2,088.1	2,017.4
Long-term debt	9,551.1	1,758.4
Long-term income tax payable	777.1	754.9
Long-term deferred tax liability	815.4	205.8
Other long-term liabilities	265.2	240.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 236,208,392 shares outstanding at September 30, 2018; 253,232,909 shares issued and 235,027,767 shares outstanding at March 31, 2018	0.2	0.2
Additional paid-in capital	2,652.5	2,562.5
Common stock held in treasury: 17,024,517 shares at September 30, 2018; 18,205,142 shares at March 31, 2018	(625.4)	(662.6)
Accumulated other comprehensive loss	(16.7)	(17.6)
Retained earnings	3,159.6	1,397.3
Total stockholders' equity	5,170.2	3,279.8
Total liabilities and stockholders' equity	$18,667.1	$8,257.2
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,432.5	$1,012.1	$2,644.9	$1,984.3
Cost of sales (1)	743.2	398.0	1,313.6	785.8
Gross profit	689.3	614.1	1,331.3	1,198.5

Research and development (1)	221.9	133.6	393.8	264.0
Selling, general and administrative (1)	176.6	114.3	340.7	228.6
Amortization of acquired intangible assets	169.9	120.9	303.6	241.8
Special charges and other, net (1)	18.2	19.9	58.3	17.1
Operating expenses	586.6	388.7	1,096.4	751.5

Operating income	102.7	225.4	234.9	447.0
Losses on equity method investment	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense):
Interest income	0.9	4.6	6.6	8.1
Interest expense	(138.6)	(49.5)	(229.0)	(98.9)
Loss on settlement of debt	(4.1)	—	(4.1)	(13.8)
Other (loss) income, net	(0.2)	5.8	(10.0)	10.1
(Loss) income before income taxes	(39.4)	186.2	(1.7)	352.4
Income tax benefit	(135.7)	(3.0)	(133.7)	(7.3)
Net income	$96.3	$189.2	$132.0	$359.7

Basic net income per common share	$0.41	$0.81	$0.56	$1.55
Diluted net income per common share	$0.38	$0.77	$0.52	$1.48
Dividends declared per common share	$0.3640	$0.3620	$0.7275	$0.7235
Basic common shares outstanding	235.8	233.3	235.5	231.4
Diluted common shares outstanding	251.8	244.8	252.0	243.8
(1) Includes share-based compensation expense as follows:
Cost of sales	$3.9	$3.7	$7.5	$7.1
Research and development	$19.7	$10.6	$33.8	$20.9
Selling, general and administrative	$17.8	$9.3	$29.5	$18.0
Special charges and other, net	$1.2	$—	$17.1	$—
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$96.3	$189.2	$132.0	$359.7
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	—	0.5	(5.6)	(0.4)
Reclassification of realized transactions, net of tax effect	—	—	5.6	—
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax benefit (provision)	(0.9)	0.6	3.5	(3.5)
Reclassification of realized transactions, net of tax effect	0.2	0.2	0.5	0.4
Change in net foreign currency translation adjustment	(1.1)	—	(1.4)	—
Other comprehensive (loss) income, net of tax effect	(1.8)	1.3	2.6	(3.5)
Comprehensive income	$94.5	$190.5	$134.6	$356.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$132.0	$359.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393.8	304.4
Deferred income taxes	(71.6)	(46.9)
Share-based compensation expense related to equity incentive plans	87.9	46.0
Loss on settlement of debt	4.1	13.8
Amortization of debt discount on convertible debt	55.4	52.3
Amortization of debt issuance costs	8.4	3.3
Losses on equity method investments	0.1	0.1
Gains on sale of assets	—	(5.4)
Impairment of intangible assets	3.1	0.2
Losses on available-for-sale investments, net	6.2	—
Amortization of premium on available-for-sale investments	(0.2)	0.6
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	65.4	(67.0)
Decrease (increase) in inventories	261.5	(40.1)
Increase in deferred income on shipments to distributors	—	31.5
(Decrease) increase in accounts payable and accrued liabilities	(37.8)	25.9
Change in other assets and liabilities	(25.1)	(0.7)
Change in income tax payable	(93.3)	17.4
Net cash provided by operating activities	789.9	695.1
Cash flows from investing activities:
Purchases of available-for-sale investments	(167.7)	(879.4)
Maturities of available-for-sale investments	75.9	363.0
Sales of available-for-sale investments	1,376.6	—
Acquisition of Microsemi, net of cash acquired	(7,850.6)	—
Investments in other assets	(8.9)	(3.8)
Proceeds from sale of assets	0.1	10.2
Capital expenditures	(161.4)	(82.0)
Net cash used in investing activities	(6,736.0)	(592.0)
Cash flows from financing activities: (1)
Payments on settlement of convertible debt	—	(15.2)
Proceeds from Issuance of 2023 and 2021 Senior Notes	1,989.5	—
Proceeds from borrowings on Term Loan Facility	3,000.0	—
Repayments of term loan facility	(267.0)	—
Proceeds from borrowings on revolving loan under credit facility	3,632.5	113.0
Repayments of revolving loan under credit facility	(532.5)	(113.0)
Repayment of debt assumed in Microsemi acquisition	(2,056.9)	—
Deferred financing costs	(72.7)	(0.8)
Payment of cash dividends	(171.4)	(167.4)
Proceeds from sale of common stock	20.3	19.6
Tax payments related to shares withheld for vested restricted stock units	(36.9)	(21.2)
Capital lease payments	(0.4)	(0.4)
Net cash provided by (used in) financing activities	5,504.5	(185.4)
Net decrease in cash, cash equivalents, and restricted cash	(441.6)	(82.3)
Cash and cash equivalents, and restricted cash at beginning of period (2)	901.3	908.7
Cash and cash equivalents, and restricted cash at end of period (2)	$459.7	$826.4
Schedule of significant non-cash financing activity:
(1)During the six months ended September 30, 2017, the Company issued $111.3 million principal amount of 2017 Junior Convertible Debt and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Convertible Debt. Refer to Note 13 Debt and Credit Facility for further discussion.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

Schedule of restricted cash:
(2) In the three months ended June 30, 2018, the Company adopted ASU 2016-18 - Statement of Cash Flows: Restricted Cash. The following table presents the balance of restricted cash which consists of cash denominated in a foreign currency and restricted in use due to a foreign taxing authority requirement (in millions):

	As of
	March 31, 2017	September 30, 2017	March 31, 2018	September 30, 2018
Restricted cash	$—	$40.2	$42.1	$40.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  As further discussed in Note 3, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's results for the three and six months ended September 30, 2018 include Microsemi's results beginning as of such acquisition date. The results of operations for the six months ended September 30, 2018 are not indicative of the results that may be expected for the fiscal year ending March 31, 2019 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted ASU 2014-09-Revenue from Contracts with Customers (Topic 606) and all related amendments (“New Revenue Standard”) using the modified retrospective method. The Company has applied the new revenue standard to all contracts that were entered into after adoption and to all contracts that were open as of the initial date of adoption. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the adoption of the new standard to impact its net sales on an ongoing basis depending on the relative amount of revenue sold through its distributors, the change in inventory held by its distributors, and the changes in price concessions granted to its distributors. Previously, the Company deferred revenue and cost of sales on shipments to distributors until the distributor sold the product to their end customer. As required by the new revenue standard, the Company no longer defers revenue and cost of sales, but rather, estimates the effects of returns and allowances provided to distributors and records revenue at the time of sale to the distributor. Sales to non-distributor customers, under both the previous and new revenue standards, are generally recognized upon the Company’s shipment of the product. The cumulative effect of the changes made to our condensed consolidated April 1, 2018 balance sheet for the adoption of the new revenue standard is summarized in the table of opening balance sheet adjustments below. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the period ended September 30, 2018 was as follows (in millions):

Income Statement	For the three months ended September 30, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Net Sales	$1,432.5	$1,437.6	$(5.1)
Cost of Sales	$743.2	$747.6	$(4.4)
Gross Profit	$689.3	$690.0	$(0.7)
Income tax provision (benefit)	$(135.7)	$(133.0)	$(2.7)
Net Income	$96.3	$94.3	$2.0

Income Statement	For the six months ended September 30, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Net Sales	$2,644.9	$2,647.5	$(2.6)
Cost of Sales	$1,313.6	$1,319.2	$(5.6)
Gross Profit	$1,331.3	$1,328.3	$3.0
Income tax provision (benefit)	$(133.7)	$(133.3)	$(0.4)
Net Income	$132.0	$128.6	$3.4

Balance Sheet	As of September 30, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
ASSETS
Accounts receivable, net	$668.8	$706.3	$(37.5)
Inventories	$836.7	$841.8	$(5.1)
Other current assets	$206.5	$188.1	$18.4
Long-term deferred tax assets	$1,715.5	$1,739.3	$(23.8)

LIABILITIES
Accrued liabilities	$481.9	$458.6	$23.3
Deferred income on shipments to distributors	$—	$332.4	$(332.4)
Long-term deferred tax liability	$815.4	$798.6	$16.8

STOCKHOLDERS' EQUITY
Retained Earnings	$3,159.6	$2,915.3	$244.3

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

The following table summarizes the opening balance sheet adjustments related to the adoption of the New Revenue Standard, ASU 2016-01-Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-16-Intra-Entity Transfers of Assets Other Than Inventory (in millions):

	Balance as of	Adjustments from			Balance as of
	March 31, 2018	ASC Topic 606	ASU 2016-01	ASU 2016-16	April 1, 2018
ASSETS
Accounts receivable, net	$563.7	$(45.6)	$—	$—	$518.1
Inventories	$476.2	$(5.1)	$—	$—	$471.1
Other current assets	$119.8	$17.2	$—	$—	$137.0
Long-term deferred tax assets	$100.2	$(23.1)	$—	$1,579.4	$1,656.5
Other assets	$71.8	$—	$—	$(24.1)	$47.7

LIABILITIES
Accrued liabilities	$229.6	$18.5	$—	$—	$248.1
Deferred income on shipments to distributors	$333.8	$(333.8)	$—	$—	$—
Long-term deferred tax liability	$205.8	$16.8	$—	$(1.1)	$221.5
Other long-term liabilities	$240.9	$—	$—	$(1.7)	$239.2

STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	$(17.6)	$—	$(1.7)	$—	$(19.3)
Retained earnings	$1,397.3	$241.9	$1.7	$1,558.1	$3,199.0

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12-Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update expands an entity's ability to apply hedge accounting for non-financial and financial risk components and allows for a simplified approach for fair value hedging of interest rate risk. The update eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the update simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. The effective date of this standard is for fiscal years beginning after December 15, 2018 and early adoption is permitted. Adoption will be applied through a cumulative-effect adjustment for cash flow and net investment hedges existing at the date of adoption and prospectively for presentation and disclosure. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04-Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this standard to have an impact on its condensed consolidated financial statements.

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

Note 3. Business Acquisitions
Acquisition of Microsemi
On May 29, 2018, the Company completed its acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. The Company paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of the Company, was approximately $8.24 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $3.15 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. The Company financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under its amended and restated revolving line of credit (the "Credit Facility"), $3.0 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.0 billion in newly issued senior secured notes. The Company incurred $22.0 million in acquisition costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of the Company. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

	Previously reported June 30, 2018	Adjustments	September 30, 2018
Assets acquired
Cash and cash equivalents	$340.0	$—	$340.0
Accounts receivable	216.1	—	216.1
Inventories	716.8	(91.8)	625.0
Prepaid expenses and other current assets	66.6	—	66.6
Property, plant and equipment	241.2	(39.3)	201.9
Goodwill	4,974.2	(485.7)	4,488.5
Purchased intangible assets	4,722.0	744.9	5,466.9
Long-term deferred tax assets	19.2	(13.2)	6.0
Other assets	101.2	(44.0)	57.2
Total assets acquired	11,397.3	70.9	11,468.2

Liabilities assumed
Accounts payable	(226.9)	—	(226.9)
Other current liabilities	(174.8)	—	(174.8)
Long-term debt	(2,056.9)	—	(2,056.9)
Deferred tax liabilities	(545.7)	(71.5)	(617.2)
Long-term income tax payable	(101.6)	—	(101.6)
Other long-term liabilities	(46.3)	—	(46.3)
Total liabilities assumed	(3,152.2)	(71.5)	(3,223.7)
Purchase price allocated	$8,245.1	$(0.6)	$8,244.5

Purchased Intangible Assets	Weighted Average
	Useful Life	May 29, 2018
	(in years)	(in millions)
Core and developed technology	15	$4,312.1
In-process research and development	—	794.2
Customer-related	12	326.9
Backlog	1	27.9
Other	4	5.8
Total purchased intangible assets		$5,466.9
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
The total weighted average amortization period of intangible assets acquired as a result of the Microsemi transaction is 9 years. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $851.4 million was established as a net deferred tax liability for the future amortization of the intangible assets.

The amount of Microsemi net sales included in the Company's condensed consolidated statements of income for the three and six months ended September 30, 2018 was approximately $431.7 million and $620.2 million, respectively. The amount of Microsemi net loss included in the Company's condensed consolidated statements of income for the three and six months ended September 30, 2018, was approximately $216.4 million and $250.4 million, respectively.

The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 2018 and 2017 assume the closing of the Microsemi acquisition occurred as of April 1, 2017. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2017 or of results that may occur in the future (in millions except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,432.5	$1,487.4	$2,859.3	$2,917.6
Net income (loss)	$210.0	$(30.1)	$318.1	$(303.7)
Basic net income (loss) per common share	$0.89	$(0.13)	$1.35	$(1.31)
Diluted net income (loss) per common share	$0.83	$(0.13)	$1.26	$(1.31)

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2018 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018		September 30, 2018
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,394.3	$651.1	$2,580.0	$1,266.4
Technology licensing	38.2	38.2	64.9	64.9
Total	$1,432.5	$689.3	$2,644.9	$1,331.3

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2017		September 30, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$986.3	$588.3	$1,933.5	$1,147.7
Technology licensing	25.8	25.8	50.8	50.8
Total	$1,012.1	$614.1	$1,984.3	$1,198.5

Note 5. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended	Six Months Ended
	September 30, 2018
Microcontrollers	$778.6	$1,500.9
Analog, interface, mixed signal and timing products	419.2	751.1
Memory products	48.1	98.1
Field-programmable gate array products	70.8	108.7
Technology licensing	38.2	64.9
Multi-market and other	77.6	121.2
Total net sales	$1,432.5	$2,644.9

All of the product lines listed above are included in the Company's Semiconductor Product segment with the exception of Technology Licensing, which belongs to the Technology Licensing segment.

The following table represents the Company's net sales by contract type (in millions).

	Three Months Ended	Six Months Ended
	September 30, 2018
Distributors	$712.4	$1,358.0
Direct customers	681.9	1,222.0
Licensees	38.2	64.9
Total net sales	$1,432.5	$2,644.9

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of original equipment manufacturers (OEMs) and, to a lesser extent, contract manufacturers. Licensees are customers of our Technology Licensing segment, which include purchasers of our intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash and Smartbits® one time programmable NVM technologies. All of the contract types listed in the table above are included in the Company's Semiconductor Product segment with the exception of Licensees, which belong to the Technology Licensing segment.

Substantially all of the Company's net sales is recognized from contracts with customers, and therefore, subject to the new revenue recognition standard.

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation, therefore contract liabilities are uncommon. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 10 for the opening and closing balances of the Company's receivables. As contracts with customers generally have an expected duration of one year or less, the balance of open performance obligations as of period end that will be recognized as revenue subsequent to September 30, 2019 is immaterial.

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

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company’s technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore no contract liabilities are recorded. The Company does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 10 for the opening and closing balances of the Company’s receivables.

Note 6. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's condensed consolidated statements of income (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restructuring
Employee separation costs	$12.1	$0.3	$57.2	$1.4
Gain on sale of assets	—	—	—	(4.4)
Impairment charges	1.5	—	3.5	0.1
Contract exit costs	4.0	19.6	(3.0)	20.2
Other	0.6	—	0.6	(0.2)
Total	$18.2	$19.9	$58.3	$17.1

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

The Company's restructuring expenses during the three and six months ended September 30, 2018 were related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs and intangible asset impairment charges. The impairment charges in the three and six months ended September 30, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction and other previous acquisitions.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company has incurred $107.1 million in costs since the start of fiscal 2016 in connection with employee separation activities, of which $12.1 million and $57.2 million was incurred during the three and six months ended September 30, 2018, respectively, and $0.3 million and 1.4 million was incurred during the three and six months ended September 30, 2017, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. The Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $42.5 million in costs in connection with contract exit activities since the start of fiscal 2016 which includes expense of $4.0 million and income of $3.0 million for the three and six months ended September 30, 2018, respectively, and costs of $19.6 million and $20.2 million for the three and six months ended September 30, 2017, respectively. The amounts recognized during the six months ended September 30, 2018 were related to vacated lease liabilities. While the Company expects to incur further acquisition-related contract exit expenses, it is not able to estimate the amount at this time.

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

The following is a roll forward of accrued restructuring and other exit charges from April 1, 2018 to September 30, 2018 (in millions):

	Restructuring		Non-Restructuring
	Employee Separation Costs	Exit Costs	Exit Costs	Total
Balance at April 1, 2018	$0.8	$27.3	$19.1	$47.2
Additions due to Microsemi acquisition	11.4	6.6	—	18.0
Charges/income	40.1	(3.0)	—	37.1
Payments	(15.5)	(6.5)	(1.9)	(23.9)
Non-cash - Other	—	0.6	0.4	1.0
Balance at September 30, 2018	$36.8	$25.0	$17.6	$79.4
Current				$49.2
Non-current				30.2
Total				$79.4

The liability for restructuring and other exit costs of $79.4 million is included in accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheet as of September 30, 2018.

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale debt securities at September 30, 2018 (in millions):

	Available-for-sale Debt Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$2.2	—	—	$2.2

At September 30, 2018, short-term investments of $4.5 million included available-for-sale debt securities of $2.2 million and marketable equity securities of $2.3 million.

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

The Company sold available-for-sale debt securities for proceeds of $1.38 billion during the six months ended September 30, 2018 to help finance the acquisition of Microsemi. The Company had no sales of available-for-sale debt securities during the six months ended September 30, 2017. During the six months ended September 30, 2018, the Company recognized a loss of $5.6 million on available-for-sale debt securities. During fiscal 2018, the Company recognized an impairment of $15.5 million on available-for-sale debt securities based on its evaluation of available evidence and the Company's intent to sell these investments which were subsequently sold in the first quarter of fiscal 2019. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the consolidated statements of income.

As of September 30, 2018 and March 31, 2018, the Company had no available-for-sale debt securities in an unrealized loss position.

The amortized cost and estimated fair value of the available-for-sale debt securities at September 30, 2018, by contractual maturity are shown below (in millions). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale debt securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$2.2	$—	$—	$2.2

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2018 are as follows (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$12.8	$—	$12.8
Deposit accounts	—	446.9	446.9
Short-term investments:
Marketable equity securities	2.3	—	2.3
Time deposits	—	2.2	2.2
Total assets measured at fair value	$15.1	$449.1	$464.2

Assets measured at fair value on a recurring basis at March 31, 2018 are as follows (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$121.0	$—	$121.0
Deposit accounts	—	641.6	641.6
Commercial Paper	—	118.7	118.7
Government agency bonds	—	20.0	20.0
Short-term investments:
Marketable equity securities	2.8	—	2.8
Corporate bonds and debt	—	542.9	542.9
Time deposits	—	11.5	11.5
Government agency bonds	—	723.2	723.2
Municipal bonds - taxable	—	14.9	14.9
Total assets measured at fair value	$123.8	$2,072.8	$2,196.6

There were no transfers between Level 1 and Level 2 during the three and six months ended September 30, 2018 or the fiscal year ended March 31, 2018. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3).

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and six-month periods ended September 30, 2018 and September 30, 2017. These investments are included in other assets on the condensed consolidated balance sheets.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2018 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at September 30, 2018 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note

8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt, senior secured notes, and term loan facility as of September 30, 2018 and March 31, 2018 (in millions).

	September 30, 2018		March 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2023 Senior Secured Notes	$983.7	$987.5	$—	$—
2021 Senior Secured Notes	$984.5	$994.0	$—	$—
Term Loan Facility	$2,703.0	$2,733.0	$—	$—
2017 Senior Convertible Debt	$1,465.2	$2,201.3	$1,437.6	$2,459.2
2015 Senior Convertible Debt	$1,335.0	$2,615.5	$1,309.9	$3,079.1
2017 Junior Convertible Debt	$331.2	$724.8	$326.7	$876.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 13. Debt and Credit Facility for further information).

Note 10.	Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30, 2018	March 31, 2018
Trade accounts receivable	$664.6	$557.8
Other	6.3	8.1
Total accounts receivable, gross	670.9	565.9
Less allowance for doubtful accounts	2.1	2.2
Total accounts receivable, net	$668.8	$563.7

Inventories

The components of inventories consist of the following (in millions):

	September 30, 2018	March 31, 2018
Raw materials	$80.6	$26.0
Work in process	455.6	311.8
Finished goods	300.5	138.4
Total inventories	$836.7	$476.2

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. The inventory balance at September 30, 2018 includes $120.1 million acquired inventory fair value mark-up resulting from the acquisition of Microsemi.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30, 2018	March 31, 2018
Land	$82.3	$73.4
Building and building improvements	623.1	508.5
Machinery and equipment	2,176.9	1,943.9
Projects in process	127.6	118.3
Total property, plant and equipment, gross	3,009.9	2,644.1
Less accumulated depreciation and amortization	1,958.0	1,876.2
Total property, plant and equipment, net	$1,051.9	$767.9

Depreciation expense attributed to property, plant and equipment was $47.2 million and $85.2 million for the three and six months ended September 30, 2018, respectively, compared to $29.9 million and $58.9 million for the three and six months ended September 30, 2017, respectively.

Note 11.     Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	September 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$6,266.4	$(844.9)	$5,421.5
Customer-related	1,043.9	(464.0)	579.9
Backlog	27.9	(11.2)	16.7
In-process research and development	801.9	—	801.9
Distribution rights	0.4	(0.2)	0.2
Other	7.2	(1.5)	5.7
Total	$8,147.7	$(1,321.8)	$6,825.9

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,952.3	$(644.4)	$1,307.9
Customer-related	716.9	(375.9)	341.0
In-process research and development	12.1	—	12.1
Distribution rights	0.3	(0.1)	0.2
Other	1.5	(0.7)	0.8
Total	$2,683.1	$(1,021.1)	$1,662.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. During the six months ended September 30, 2018, due to the acquisition of Microsemi, the Company acquired $4.31 billion of core and developed technology which has a weighted average amortization period of 15 years, $326.9 million of customer-related intangible assets which have a weighted average amortization period of 12 years, $27.9 million of intangible assets related to backlog with an amortization period of 1 year, and $794.2 million of in-process technology which will begin amortization once the technology reaches technological feasibility. In the six months ended September 30, 2018, $4.4 million of in-process research and development intangible assets reached technological feasibility and was reclassified as core and developed technology and began being amortized over the respective estimated useful lives. The following is an expected amortizati on schedule for the intangible assets for the remainder of fiscal 2019 through fiscal 2023, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2019	$393.9
2020	$991.9
2021	$926.6
2022	$852.0
2023	$660.4

Amortization expense attributed to intangible assets was $173.8 million and $308.6 million for the three and six months ended September 30, 2018, respectively. Amortization expense attributed to intangible assets was $122.7 million and $245.5 million for the three and six months ended September 30, 2017, respectively. In the three and six months ended September 30, 2018, approximately $2.1 million and $3.1 million of amortization expense, respectively, was charged to cost of sales, and approximately $171.7 million and $305.5 million, respectively, was charged to operating expenses.  In the three and six months ended September 30, 2017, approximately $1.9 million and $3.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $120.8 million and $241.6 million, respectively, was charged to operating expenses.  The Company recognized $1.2 million and $3.1 million of intangible asset impairment charges in the three and six months ended September 30, 2018, respectively. The impairment charges in the three and six months ended September 30, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of these assets. The Company recognized an immaterial amount of intangible asset impairment charges in the three and six months ended September 30, 2017.

Goodwill activity for the three and six months ended September 30, 2018 was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2018	$2,279.8	$19.2
Additions due to the acquisition of Microsemi	4,488.5	—
Balance at September 30, 2018	$6,768.3	$19.2

At March 31, 2018, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2018, the Company has never recorded an impairment charge against its goodwill balance.

Note 12.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings. The Company’s effective tax rate for the six months ended September 30, 2018 was not meaningful due to the amount of pre-tax income and the tax benefits recorded during the period. The Company had a negative effective tax rate of 2.1% for the six months ended September 30, 2017.

The Company's effective tax rate for the six months ended September 30, 2018 is higher compared to the prior year primarily due to a worldwide pre-tax loss combined with discrete benefits related to releases of uncertain tax positions due to lapses of statutes of limitations, successful closure of tax examinations, discrete adjustments to deferred tax assets related to intellectual property, offset by the impact of the new Global Intangible Low-Taxed Income (“GILTI”) tax in the United States. The Company's effective tax rate is different than statutory rates in the U.S. due to one-time discrete tax benefits related to changes in U.S. and foreign tax laws, changes in uncertain tax benefit positions, and favorable adjustments from revaluing deferred tax assets related to intellectual property. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand, as well as Microsemi’s tax holiday in Malaysia that effectively reduces its Malaysia net income tax rate to zero in that jurisdiction. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through

December 2019, subject to continued compliance with the tax holiday’s requirements. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta and Ireland.

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

The following tables summarize the activity related to the Company’s gross unrecognized tax benefits for the six months ended September 30, 2018 and the year ended March 31, 2018 (in millions):

Six Months Ended September 30, 2018
Balance at March 31, 2018	$436.0
Increases related to acquisitions	284.0
Decreases related to settlements with tax authorities	—
Decreases related to statute of limitation expirations	(11.3)
Increases related to current year tax positions	23.2
Decreases related to prior year tax positions	(50.1)
Balance at September 30, 2018	$681.8

Year Ended March 31, 2018
Balance at March 31, 2017	$398.5
Increases related to acquisitions	—
Decreases related to settlements with tax authorities	(0.1)
Decreases related to statute of limitation expirations	(10.9)
Increases related to current year tax positions	30.3
Increases related to prior year tax positions	18.2
Balance at March 31, 2018	$436.0

As of September 30, 2018, the Company had accrued approximately $38.9 million related to the potential payment of interest on the Company’s uncertain tax positions. The current year increase to the potential payment of interest is primarily composed of a $23.2 million increase related to acquisitions. As of March 31, 2018, the Company had accrued approximately $12.9 million related to the potential payment of interest on the Company’s uncertain tax positions. As of September 30, 2018, the Company had accrued for $56.5 million of penalties related to its uncertain tax positions. The current year increase to the potential payment of penalties is primarily composed of a $15.8 million increase related to acquisitions. As of March 31, 2018, the Company had accrued for approximately $67.9 million of penalties related to its uncertain tax positions.

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

Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded a reasonable estimate when measurable and with the understanding that the provisional amount is subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional amounts were recorded. Amounts will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the Act is known. As of March 31, 2018, the Company made a reasonable estimate of the effects on the one-time transition tax, its existing deferred tax balances and the release of its valuation allowances on foreign tax credits due to the Act, and the Company recognized a provisional amount of income tax expense of $471.6 million, which decreased diluted net income per common share by $1.89 for the fiscal year ended March 31, 2018 and which was included as a component of income tax provision from continuing operations. As of September 30, 2018, the Company made adjustments to the provisional estimates of its uncertain tax positions recorded on the financial statements for the fiscal year ended March 31, 2018. The Company will continue to refine the provisional balances and adjustments that may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance and these adjustments could be material.

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

Note 13.	Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				September 30, 2018	March 31, 2018
Senior Secured Indebtedness
Revolving Credit Facility				$3,100.0	$—
Term Loan Facility				2,733.0	—
2023 Notes, maturing June 1, 2023 ("2023 Notes")	4.333%			1,000.0	—
2021 Notes, maturing June 1, 2021 ("2021 Notes")	3.922%			1,000.0	—
Total Senior Secured Indebtedness				7,833.0	—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Debt, maturing February 15, 2027 (2017 Senior Convertible Debt)	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Debt, maturing February 15, 2025 (2015 Senior Convertible Debt)	1.625%	5.9%	$1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Debt, maturing February 15, 2037 (2017 Junior Convertible Debt)	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				4,481.3	4,481.3

Gross long-term debt including current maturities				12,314.3	4,481.3
Less: Debt discount (2)				(1,327.0)	(1,372.9)
Less: Debt issuance costs (3)				(101.2)	(40.1)
Net long-term debt including current maturities				10,886.1	3,068.3
Less: Current maturities (4)				(1,335.0)	(1,309.9)
Net long-term debt				$9,551.1	$1,758.4

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

(2) The unamortized discount includes the following (in millions):

	September 30,	March 31,
	2018	2018
2023 Senior Secured Notes	$(4.9)	$—
2021 Senior Secured Notes	(4.7)	—
2017 Senior Convertible Debt	(589.4)	(616.3)
2015 Senior Convertible Debt	(376.2)	(400.3)
2017 Junior Convertible Debt	(351.8)	(356.3)
Total unamortized discount	$(1,327.0)	$(1,372.9)
(3) Debt issuance costs include the following (in millions):

	September 30,	March 31,
	2018	2018
Senior Credit Facility	$(16.5)	$(5.9)
Term Loan Facility	(30.0)	—
2023 Senior Secured Notes	(11.4)	—
2021 Senior Secured Notes	(10.8)	—
2017 Senior Convertible Debt	(15.4)	(16.1)
2015 Senior Convertible Debt	(13.8)	(14.8)
2017 Junior Convertible Debt	(3.3)	(3.3)
Total debt issuance costs	$(101.2)	$(40.1)

(4) Current maturities include the full balance of the 2015 Senior Convertible Debt.

Expected maturities relating to the Company’s long-term debt (including current maturities) as of September 30, 2018 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2019	$—
2020	—
2021	—
2022	1,000.0
2023	—
Thereafter	11,314.3
Total	$12,314.3

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

	Dividend adjusted rates as of September 30, 2018
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Incremental Share Factor, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Convertible Debt	10.2005	$98.03	5.1002	14.5357
2015 Senior Convertible Debt	15.9069	$62.87	7.9535	22.2697
2017 Junior Convertible Debt	10.3827	$96.31	5.1914	14.5357

As of September 30, 2018, the holders of the 2015 Senior Convertible Debt have the right to convert their debentures between October 1, 2018 and December 31, 2018 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended September 30, 2018. As of September 30, 2018, the 2015 Senior Convertible Debt is convertible and had a value if converted above par of $660.3 million. The 2015 Senior Convertible Debt is included in the current portion of long-term debt.

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

Interest expense related to long-term debt includes the following (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense on convertible debt
Debt issuance amortization	$0.9	$0.9	$1.8	$1.8
Amortization of debt discount - non cash interest expense	27.9	26.3	55.4	52.3
Coupon interest expense	19.3	19.4	38.6	38.8
Total interest expense on convertible debt	48.1	46.6	95.8	92.9
Interest expense on Term Loan Facility and Senior Secured Notes
Debt issuance amortization	3.6	—	4.9	—
Interest expense	51.7	—	70.0	—
Total interest expense on Term Loan Facility and Senior Secured Notes	55.3	—	74.9	—
Total interest expense on convertible debt, Term Loan Facility, and Senior Secured Notes	$103.4	$46.6	$170.7	$92.9

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.38 years, 6.38 years, and 18.38 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

In November 2017, the Company called for redemption $14.6 million in principal value of the remaining outstanding 2007 Junior Convertible Debt with an effective redemption date of December 15, 2017 for which substantially all holders submitted requests to convert. Prior to the call, conversion requests were received in both the second and third quarters of fiscal 2018. Total conversions for fiscal 2018 were for a principal amount of $32.5 million for which the Company settled the principal amount in cash and issued 0.5 million shares of its common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the redemption notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the notice of redemption. A loss on total conversions was recorded for $2.2 million.

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

In February 2017, the Company issued the 2017 Senior Convertible Debt and 2017 Junior Convertible Debt for net proceeds of $2.04 billion and $567.7 million, respectively. In connection with the issuance of these instruments, the Company incurred issuance costs of $33.7 million, of which $17.8 million and $3.4 million was recorded as two convertible debt issuance costs related to the 2017 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively, and will be amortized using the effective interest method over the term of the debt. The balance of $12.5 million in fees was recorded to equity.  Interest on both instruments is payable semi-annually on February 15 and August 15 of each year.

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

The Company utilized the proceeds from the issuances of the 2017 Senior Convertible Debt, 2017 Junior Convertible Debt, and 2015 Senior Convertible Debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Convertible Debt in privately negotiated transactions. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Convertible Debt. The 2015 repurchase consisted solely of cash. In February 2017, the Company used cash of $431.3 million and an aggregate of 12.0 million in shares of the Company's common stock valued at $862.7 million for total consideration of $1,293.9 million to repurchase $431.3 million of the 2007 Junior Convertible Debt, of which $188.0 million was allocated to the liability component and $1,105.9 million was allocated to the equity component. In addition, in February 2017, there was an inducement fee of $5.0 million which was recorded in the consolidated statements of income in loss on settlement of convertible debt. The consideration transferred in February 2015 was $1,134.6 million, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements of the 2007 Junior Convertible Debt, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of convertible debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

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
If the Company experiences a specified change of control triggering event, the Company must offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Notes are guaranteed by certain of the Company's subsidiaries (each such guarantee, a “Note Guarantee”) that have also guaranteed the obligations under the Company's Credit Facility and under the Term Loan Facility (the Term Loan Facility together with the Credit Facility, the “Senior Credit Facilities”) that was entered into in connection with the Microsemi Merger.
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

Credit Facility

In May 2018, the Company amended and restated the Credit Facility to, among other things, increase the size of the Revolving Loan Facility (as defined below) thereunder to $3.84 billion from $3.12 billion at March 31, 2018. In connection with the amendment and restatement of the Credit Facility, the Company incurred issuance costs of $13.6 million which will be amortized using the effective interest method over the term of the debt. In the three months ended September 30, 2018, the Company terminated the commitments for the 2020 Revolving Loans which decreased the capacity of the Revolving Loan Facility to $3.60 billion.

The Credit Facility provides for a revolving loan facility (the "Revolving Loan Facility") in an aggregate principal amount of approximately $3.60 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Credit Facility consists of approximately $3.60 billion of revolving loan commitments that terminate on May 18, 2023 (the "2023 Maturity Date").  The $244.3 million of revolving loan commitments (the "2020 Revolving Loans") that would terminate on February 4, 2020 were canceled in the three months ended September 30, 2018. The Revolving Loans bear interest, at the Company’s option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.00% to 2.00%, in each case with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

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

In May 2018, the Company borrowed $3.0 billion aggregate principal amount of loans under the Term Loan Facility ("Term Loans"). In connection with such borrowings, the Company incurred issuance costs of $34.7 million which will be amortized using the effective interest method over the term of the debt. The Credit Facility provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Merger effective date, equal to 0.25% of the aggregate original principal amount of the Term Loans. In addition, the Credit Facility requires mandatory prepayments of the Term Loans from the incurrence of debt not otherwise permitted to be incurred under the Credit Facility, certain asset sales and certain excess cash flow. Mandatory prepayments with excess cash flow (as defined in the Credit Facility) are required to be made beginning with the Company’s fiscal year ending March 30, 2020 in an amount equal to 50%, 25% or 0% of the excess cash flow for such fiscal year, depending on the Company’s senior leverage ratio. The Company may prepay the Term Loans at any time without premium or penalty. Term Loans repaid or prepaid may not be reborrowed. The Company voluntarily prepaid $267.0 million of principal on the Term Loan Facility in the second quarter of fiscal 2019 which effectively paid off all of the quarterly amortizing principal payments mentioned above, in advance. The Company de-recognized $2.9 million in deferred financing fees in connection with the payoff.

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Interest expense related to the Credit Facility was approximately $34.7 million and $49.5 million in the three and six months ended September 30, 2018, respectively, compared to $2.3 million and $5.0 million for the three and six months ended September 30, 2017, respectively. Principal, together with all accrued and unpaid interest, is due and payable on the 2023 Maturity Date in the case of revolving loans under the credit facility and May 29, 2025 in the case of the term loans. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. At September 30, 2018, the Company was in compliance with these financial covenants.

The financial covenants include limits on the Company's consolidated total leverage ratio and senior ratio. The maximum Total Leverage Ratio (capitalized terms not otherwise defined in this Form 10-Q have the meaning of the defined terms in the applicable agreements) cannot exceed (a) 6.75 to 1.00 for any such period ended on or after the Microsemi Acquisition Closing Date to (but excluding) the first anniversary of the Microsemi Acquisition Closing Date, (b) 6.25 to 1.00 for any such period ended on or after the first anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary or the Microsemi Acquisition Closing Date and (c) 5.75 to 1.00 for any such period ended on or after the second anniversary of the Microsemi Acquisition Closing Date. The total leverage ratio is calculated as Consolidated Total Indebtedness, excluding the Junior Convertible Debt up to a $700 million maximum, to Consolidated EBIDTA for a period of four consecutive quarters. The Credit Facility also requires that the Senior Leverage Ratio not exceed (a) 4.75 to 1.00 for any such period ended from (and including) the Microsemi Acquisition Closing Date to (but excluding) the first anniversary of the Microsemi Acquisition Closing Date, (b) 4.25 to 1.00 for any such period ended on or after the first anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary of the Microsemi Acquisition Closing Date and (c) 3.75 to 1.00 for any such period ended on or after the second anniversary of the Microsemi Acquisition Closing Date. The senior leverage ratio is calculated as Consolidated Senior Indebtedness to Consolidated EBIDTA for four consecutive quarters. The Company is also required to comply with a Minimum Interest Coverage Ratio of at least 3.25 to 1.00 for any period ended on or after the Microsemi Acquisition Closing Date, measured quarterly.

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

The aggregate net pension expense relating to these plans is as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service costs	$0.4	$0.4	$0.8	$0.8
Interest costs	0.2	0.2	0.5	0.4
Amortization of actuarial loss	0.2	0.2	0.5	0.4
Net pension period cost	$0.8	$0.8	$1.8	$1.6

Interest costs and amortization of actuarial losses are recorded in the other income, net line item in the statements of income. The Company's net periodic pension cost for fiscal 2019 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.2 million and $0.4 million for the three and six months ended September 30, 2018, respectively, and $0.2 million and $0.3 million, respectively, for the three and six months ended September 30, 2017. The Company expects total contributions to these plans to be approximately $1.1 million in fiscal 2019.

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

As a result of its acquisition of Atmel, which closed on April 4, 2016, the Company became involved with the following legal matters:
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
Individual Labor Actions by former LFR Employees. In June 2010, Atmel Rousset sold its wafer manufacturing business in Rousset, France to LFoundry GmbH ("LF"), the German parent of LFoundry Rousset ("LFR"). LFR then leased the Atmel Rousset facility to conduct the manufacture of wafers. More than three years later, LFR became insolvent and later liquidated. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. The Company's Atmel Rousset subsidiary believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with the Atmel Rousset subsidiary is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. The Company's Atmel Rousset subsidiary therefore intends to defend vigorously against each of these claims. Additionally, complaints have been filed in a regional court in France on behalf of the same group of employees against Microchip Technology Rousset, Atmel Switzerland Sarl, Atmel Corporation and Microchip Technology Incorporated alleging that the sale of the Atmel Rousset production unit to LF was fraudulent and should be voided. These claims are specious and the defendant entities therefore intend to defend vigorously against these claims.
In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, we and certain of our officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-JJT and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. The Jackson complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018, and the Maknissian complaint is allegedly brought on behalf of a putative class of purchasers of Microchip securities between May 31, 2018 and August 9, 2018.  The complaints assert claims for alleged violations of the federal securities laws and generally allege that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the putative class periods.  The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative classes. We anticipate that the two actions will be consolidated. We intend to vigorously defend this litigation.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against us and four of our officers asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200.  The complaint seeks unspecified compensatory and punitive damages and attorneys’ fees and costs.  We intend to vigorously defend this litigation.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2018, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $163.7 million. There are some licensing agreements in place that do not specify indemnification limits.  As of September 30, 2018, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 16.	Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Foreign exchange rate fluctuations after the effects of hedging activity resulted in an immaterial amount and a net loss of $4.4 million for the three and six months ended September 30, 2018, respectively, compared to net gains of $5.0 million and $9.6 million for the three and six months ended September 30, 2017, respectively.  As of September 30, 2018 and March 31, 2018, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net losses and gains on foreign currency forward contracts in each of the three and six months ended September 30, 2018 and 2017. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

The following table presents the changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, for the six months ended September 30, 2018 (in millions):

	Unrealized holding gains (losses) available-for-sale debt securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$1.9	$(10.1)	$(9.4)	$(17.6)
Impact of change in accounting principle	(1.7)	—	—	(1.7)
Opening Balance as of April 1, 2018	0.2	(10.1)	(9.4)	(19.3)
Other comprehensive (loss) income before reclassifications	(5.6)	3.5	(1.4)	(3.5)
Amounts reclassified from accumulated other comprehensive loss	5.6	0.5	—	6.1
Net other comprehensive income (loss)	—	4.0	(1.4)	2.6
Accumulated other comprehensive income (loss) at September 30, 2018	$0.2	$(6.1)	$(10.8)	$(16.7)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Description of AOCI Component	2018	2017	2018	2017	Related Statement of Income Line
Unrealized losses on available-for-sale debt securities	$—	$—	$5.6	$—	Other income (loss)
Amortization of actuarial loss	0.2	—	0.5	—	Other income (loss)
Reclassification of realized transactions, net of taxes	$0.2	$—	$6.1	$—	Net income

Note 18.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales (1)	$3.9	$3.7	$7.5	$7.1
Research and development	19.7	10.6	33.8	20.9
Selling, general and administrative	17.8	9.3	29.5	18.0
Special charges and other, net	1.2	—	17.1	—
Pre-tax effect of share-based compensation	42.6	23.6	87.9	46.0
Income tax benefit (2)	9.0	7.8	19.1	15.3
Net income effect of share-based compensation	$33.6	$15.8	$68.8	$30.7

(1) During the three and six months ended September 30, 2018, $4.4 million and $7.9 million, respectively, of share-based compensation expense was capitalized to inventory and $3.9 million and $7.5 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2017, $3.1 million and $5.8 million, respectively, of share-based compensation expense was capitalized to inventory and $3.7 million and $7.1 million of previously capitalized share-based compensation expense in inventory was sold.
(2) Amounts exclude excess tax benefits related to share-based compensation of $4.0 million and $9.0 million, respectively, for the three and six months ended September 30, 2018 and $8.2 million and $14.1 million, respectively, for the three and six months ended September 30, 2017.

Microsemi Acquisition-related Equity Awards

In connection with its acquisition of Microsemi, the Company assumed certain restricted stock units (RSUs), stock appreciation rights (SARs), and stock options granted by Microsemi. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $175.4 million. A portion of that fair value, $53.9 million, which represented the pre-acquisition vested service provided by employees to Microsemi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $121.5 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the six months ended September 30, 2018, the Company recognized $40.2 million of share-based compensation expense in connection with the acquisition of Microsemi, of which $1.6 million was capitalized into inventory and $17.1 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Microsemi employees.

Note 19.	Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$96.3	$189.2	$132.0	$359.7
Weighted average common shares outstanding	235.8	233.3	235.5	231.4
Dilutive effect of stock options and RSUs	4.3	4.5	4.2	4.4
Dilutive effect of 2007 Junior Convertible Debt	—	0.7	—	2.4
Dilutive effect of 2015 Senior Convertible Debt	11.7	6.3	12.3	5.6
Dilutive effect of 2017 Senior Convertible Debt	—	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	—	—	—	—
Weighted average common and potential common shares outstanding	251.8	244.8	252.0	243.8
Basic net income per common share	$0.41	$0.81	$0.56	$1.55
Diluted net income per common share	$0.38	$0.77	$0.52	$1.48

The Company computed basic net income per common share using net income and the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive. There were no anti-dilutive option shares for the three and six months ended September 30, 2018 and 2017.

Diluted net income income per common share for three and six months ended September 30, 2018 includes 11.7 million shares and 12.3 million shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt. There were no shares issuable upon the exchange of the Company's 2017 Junior Convertible Debt or the Company's 2017 Senior Convertible Debt. The Company's 2007 Junior Convertible Debt was fully settled as of December 31, 2017. Diluted net income per common share for the three and six months ended September 30, 2017 included 0.7 million shares and 2.4 million shares issuable upon the exchange of the Company's 2007 Junior Convertible Debt and 6.3 million shares and 5.6 million shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt, respectively (see Note 13 for details on the convertible debt).  The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 13 for details on the convertible debt):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
2007 Junior Convertible Debt (1)	$—	$23.58	$—	$23.64
2015 Senior Convertible Debt	$63.02	$64.06	$63.14	$64.21
2017 Senior Convertible Debt	$98.27	$99.90	$98.47	$100.13
2017 Junior Convertible Debt	$96.55	$98.15	$96.74	$98.37
(1) No longer outstanding as of December 31, 2017.

Note 20. Stock Repurchase

The Company's Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the three and six months ended September 30, 2018.  There is no expiration date associated with this repurchase program.  As of September 30, 2018, the Company held approximately 17.0 million shares as treasury shares.

Note 21.	Dividends

A quarterly cash dividend of $0.3640 per share was paid on September 4, 2018 in the aggregate amount of $85.9 million.  A quarterly cash dividend of $0.3645 per share was declared on November 7, 2018 and will be paid on December 5, 2018 to stockholders of record as of November 21, 2018. The Company expects the December 5, 2018 payment of its quarterly cash dividend to be approximately $86.3 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 57 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our December 2018 days of inventory levels will be flat to up 10 days compared to the September 2018 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications. Our strategic focus is on embedded control solutions, including general purpose and specialized microcontrollers, development tools and related software, analog, interface, mixed signal and timing products, wired and wireless connectivity products, field-programmable gate array (FPGA) products, timing systems, memory products and Flash-IP licensing. We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, radio frequency (RF) and analog products that require embedded non-volatile memory.

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 61 for discussion of the impact of seasonality on our business.

Acquisition of Microsemi
On May 29, 2018, we completed our acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of Microchip, was approximately $8.24 billion. In addition to the consideration transferred, we recognized in our consolidated financial statements $3.15 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under our amended and restated revolving line of credit (the "Credit Facility"), $3.00 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of Microchip. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Our primary reason for this acquisition was to expand our range of solutions, products and capabilities by extending our served available market.

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

We sold the majority of the items in our product catalog to our distributors worldwide at a uniform list price.  However, distributors resold our products to end customers at a broad range of individually negotiated price points.  The majority of our distributors' resales required a reduction from the original list price paid.  Often, under these circumstances, we remitted back to the distributor a portion of their original purchase price after the resale transaction was completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits were on a per unit basis and were not given to the distributor until they provided information to us regarding the sale to their end customer.  The price reductions varied significantly based on the customer, product, quantity ordered, geographic location and other factors. Discounts to a price less than our cost have historically been rare.  The effect of granting these credits established the net selling price to our distributors for the product and resulted in the net revenue recognized by us when the product was sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represented the amount of distributors' original purchase price that was credited back to the distributors in the subsequent periods.  We did not reduce deferred income on shipments to distributors or accounts receivable by anticipated concessions; rather, price concessions were typically recorded against deferred income on shipments to distributors and accounts receivable when incurred, which was generally at the time the distributor sold the product.  At March 31, 2018, we had approximately $479.6 million of deferred revenue and $145.8 million in deferred cost of sales recognized as $333.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that was ultimately recognized in our income statement was lower than the amount reflected on the balance sheet at March 31, 2018 due to additional price credits that were granted to the distributors when the product was sold to their customers.  These additional price credits historically have resulted in the deferred income approximating the overall gross margins that we recognized in the distribution channel of our business.

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

We reduced product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection was granted to distributors on the inventory they had on hand at the date the price protection was offered.  When we reduced the price of our products, it allowed the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it had on hand as of the date of the price reduction.  There was no immediate revenue impact from the price protection, as it was reflected as a reduction of the deferred income on shipments to distributors' balance.

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

Sales to our distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract, as defined by ASC 606, until the distributor has sent in a purchase order, we have acknowledged the order, we have deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created; this generally occurs 30 days prior to the estimated ship date. As is customary in the semiconductor industry, we offer price concessions and stock rotation rights to many of our distributors. As these are forms of variable consideration, we estimate the amount of consideration to which we will be entitled using recent historical data and applying the expected value method. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, we recognize revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at the time risk and title of the inventory transfers to the end customer.

Sales to our direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract, as defined by ASC 606, until shipment of the product occurs. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, we recognize revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at the time risk and title of the inventory transfers to the customer.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through September 30, 2018, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees. Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation during the six months ended September 30, 2018 was $87.9 million, of which $80.4 million was reflected in operating expenses and $7.5 million was reflected in cost of sales.  Total share-based compensation included in our inventory balance was $8.6 million at September 30, 2018.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in each of the six month periods ended September 30, 2018 and 2017.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. We provided valuation allowances for certain deferred tax assets related to Microsemi. Due to the Tax Cuts and Jobs Act (the "Act"), we released our valuation allowance on foreign tax credits during the period ending March 31, 2018, which was provisional. We are still evaluating how the Act impacts our valuation allowance on state net operating loss carryforwards and state tax credits, and we may report an adjustment to the valuation allowances under Staff Accounting Bulletin ("SAB") 118 in the subsequent quarter. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

The accounting model as defined in Accounting Standards Codification ("ASC") 740 related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or not challenging an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded in the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

Due to the complexity of the new tax on low-taxed income of foreign subsidiaries, we are continuing to evaluate this provision of the Act and the application of ASC 740. Based on recent FASB deliberations, it appears we will be allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (2) factoring such amounts into our measurement of our deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our facts to determine what the impact is expected to be under each method. As of September 30, 2018, we are still evaluating which accounting policy to utilize.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.9	39.3	49.7	39.6
Gross profit	48.1	60.7	50.3	60.4

Research and development	15.5	13.2	14.9	13.3
Selling, general and administrative	12.3	11.3	12.9	11.5
Amortization of acquired intangible assets	11.9	11.9	11.5	12.2
Special charges and other, net	1.2	2.0	2.1	0.9
Operating income	7.2%	22.3%	8.9%	22.5%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$1,432.5	$1,012.1	41.5%	$2,644.9	$1,984.3	33.3%

The increases in net sales in the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 were due primarily to our acquisition of Microsemi. We sell a large number of products to a large and diverse customer base and, excluding the impact of our Microsemi acquisition, there was not any product, customer or market that accounted for a material portion of the change. The overall average selling price of our products increased significantly during the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 due to our acquisition of Microsemi, whose average selling price is higher than the average selling price of our historical business due to the types of products they offer and the types of customers and markets they serve.

As discussed in the following paragraphs, there were revenue gains across our product lines.  Key factors impacting the amount of net sales during the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 include:

•	our acquisition of Microsemi, which closed on May 29, 2018;

•	global economic conditions in the markets we serve;

•	semiconductor industry conditions;

•	adoption of the new revenue recognition standard (ASC 606) on April 1, 2018

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and six months ended September 30, 2018 and 2017 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2018	%	2017	%	2018	%	2017	%
Microcontrollers	$778.6	54.3%	$665.2	65.9%	$1,500.9	56.7%	$1,300.8	65.5%
Analog, interface, mixed signal and timing products	419.2	29.3	239.2	23.6	751.1	28.4	478.2	24.1
Memory products	48.1	3.4	52.1	5.1	98.1	3.7	101.6	5.1
Field-programmable gate array products	70.8	4.9	—	—	108.7	4.1	—	—
Technology licensing	38.2	2.7	25.8	2.5	64.9	2.5	50.8	2.6
Multi-market and other	77.6	5.4	29.8	2.9	121.2	4.6	52.9	2.7
Total net sales	$1,432.5	100.0%	$1,012.1	100.0%	$2,644.9	100.0%	$1,984.3	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 54.3% and 56.7% of our net sales for the three and six months ended September 30, 2018, respectively, compared to approximately 65.9% and 65.5% of our net sales for the three and six months ended September 30, 2017, respectively. The decrease is due to our acquisition of Microsemi, whose microcontroller product line accounted for a relatively lower percentage of its total net sales.

Net sales of our microcontroller products increased 17.0% and 15.4% in the three and six months ended September 30, 2018, respectively, compared to the three and six months ended September 30, 2017. These sales increases were due primarily to our acquisition of Microsemi.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 29.3% and 28.4% of our net sales for the three and six months ended September 30, 2018, respectively, compared to approximately 23.6% and 24.1% of our net sales for the three and six months ended September 30, 2017, respectively. The increase is due to our acquisition of Microsemi, whose analog, interface, mixed signal and timing product line accounted for a relatively higher percentage of its total net sales.

Net sales of our analog, interface, mixed signal and timing products increased 75.3% and 57.1% in the three and six months ended September 30, 2018, respectively, compared to the three and six months ended September 30, 2017. These sales increases were due primarily to our acquisition of Microsemi.

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

Memory Products

Sales of our memory products accounted for approximately 3.4% and 3.7% of our net sales for the three and six months ended September 30, 2018, respectively, compared to approximately 5.1% of our net sales for each of the three and six months ended September 30, 2017, respectively.

Net sales of our memory products decreased 7.7% and 3.4% in the three and six months ended September 30, 2018, respectively, compared to the three and six months ended September 30, 2017. These sales decreases were due primarily to customer demand conditions.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as part of our acquisition of Microsemi on May 29, 2018. Sales of our FPGA products accounted for approximately 4.9% and 4.1%, respectively, of our net sales in the three and six months ended September 30, 2018.

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, and fees for engineering services.  Technology licensing accounted for approximately 2.7% and 2.5% of our net sales for the three and six months ended September 30, 2018, respectively, compared to approximately 2.5% and 2.6% of our net sales for the three and six months ended September 30, 2017, respectively.

Net sales related to our technology licensing increased 48.1% and 27.8% in the three and six months ended September 30, 2018, respectively, compared to the three and six months ended September 30, 2017. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees, the sales of intellectual property, and general economic and semiconductor industry conditions.

Multi-market and Other

Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 5.4% and 4.6% of our net sales for the three and six months ended September 30, 2018, respectively, compared to approximately 2.9% and 2.7% of our net sales for the three and six months ended September 30, 2017, respectively.

Net sales related to these services and products increased 160.4% and 129.1% in the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017. These increases were due primarily to our acquisition of Microsemi, which significantly increased our portfolio of timing systems products. MMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 49.7% and 51.3% of our net sales in the three and six months ended September 30, 2018 and approximately 53.5% and 54.5% of our net sales in the three and six months ended September 30, 2017. The decreases in these percentages in the periods ended September 30, 2018 compared to the periods ended September 30, 2017 are due to our acquisition of Microsemi, whose distributors accounted for a smaller portion of net sales than Microchip's historical business. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2018, our distributors maintained 37 days of inventory of our products compared to 36 days of inventory at our distributors at March 31, 2018.  Our acquisition of Microsemi initially caused an increase in our overall days of inventory maintained by our distributors, however, inventory levels at Microsemi's distributors have decreased since the completion of the acquisition, bringing the overall days of inventory back to our historical levels. Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 40 days.  Prior to our adoption of ASU 2014-09-Revenue from Contracts with Customers (Topic 606) on April 1, 2018, we did not believe that inventory holding patterns at our distributors materially impacted our net sales due to the fact that we recognized revenue based on when the distributor sold the product to their customer. Upon our adoption of Topic 606 on April 1, 2018, we are required to recognize revenue from distributors at the time our products are sold to the distributor.  As a result, beginning April 1, 2018, inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the three and six months ended September 30, 2018 and 2017 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2018	%	2017	%	2018	%	2017	%
Americas	$350.2	24.4%	$182.1	18.0%	$621.2	23.5	$364.4	18.4
Europe	329.2	23.0	243.5	24.0	618.2	23.4	469.2	23.6
Asia	753.1	52.6	586.5	58.0	1,405.5	53.1	1,150.7	58.0
Total net sales	$1,432.5	100.0%	$1,012.1	100.0%	$2,644.9	100.0%	$1,984.3	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 80% and 82% of our total net sales in the three and six months ended September 30, 2018 compared to approximately 84% of our total net sales in each of the three and six months ended September 30, 2017. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market; however, sales to Asia as a percentage of our total net sales decreased in the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 due to our acquisition of Microsemi, whose sales to customers in Asia accounted for a smaller portion of their total net sales than Microchip's historical business.  Sales to customers in Americas increased as a percentage of total sales in the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 due to our acquisition of Microsemi, which had more concentration in the aerospace and defense industry in the Americas. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2018 was $689.3 million, or 48.1% of net sales, compared to $614.1 million, or 60.7% of net sales, in the three months ended September 30, 2017. Our gross profit in the six months ended September 30, 2018 was $1,331.3 million, or 50.3% of net sales, compared to $1,198.5 million, or 60.4% of net sales, in the six months ended September 30, 2017.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $182.1 million and $289.7 million, respectively, in the three and six months ended September 30, 2018, related to the recognition of acquired inventory at fair value as a result of our acquisition of Microsemi which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down in the three and six months ended September 30, 2017;

•	inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down in the three and six months ended September 30, 2018; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;

•	lower depreciation as a percentage of cost of sales;

•
decreases in the level of wafer fabrication, assembly and test operations performed at our internal facilities compared to wafer fabrication, assembly and test operations performed by our third-party contractors, which increases our manufacturing costs; and

•	favorable market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and six months ended September 30, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $5.0 million. During the three and six months ended September 30, 2017, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels.

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

Our overall inventory levels were $836.7 million at September 30, 2018, compared to $476.2 million at March 31, 2018.  Our overall inventory levels increased since March 31, 2018 because of our acquisition of Microsemi, which had $320.9 million of inventory as of September 30, 2018, including approximately $120.1 million of remaining acquired inventory fair value mark-up. We maintained 103 days of inventory on our balance sheet at September 30, 2018 compared to 112 days of inventory at March 31, 2018.  Excluding the $120.1 million of remaining acquired inventory fair value mark-up from our Microsemi acquisition, we would have maintained 117 days of inventory on our balance sheet at September 30, 2018 compared to 112 days of inventory at March 31, 2018. We expect our days of inventory levels in the December 2018 quarter to be flat to up 10 days compared to the September 2018 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 36% and 37% of our assembly requirements were performed in our internal assembly facilities in the three and six months ended September 30, 2018, respectively, compared to approximately 38% and 37% during the three and six months ended September 30, 2017, respectively.  Approximately 45% and 48% of our test requirements were performed in our internal test facilities during the three and six months ended September 30, 2018, respectively, compared to approximately 63% and 60% during the three and six months ended September 30, 2017, respectively. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. The decreases in the percentage of assembly and test work that was performed internally in the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017 were primarily due to our acquisition of Microsemi, which outsources substantially all of its assembly and test requirements. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 58% and 54% of our net sales came from products that were produced at outside wafer foundries in the three and six months ended September 30, 2018, respectively, compared to 42% in each of the three and six months ended September 30, 2017.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2018 were $221.9 million, or 15.5% of net sales, compared to $133.6 million, or 13.2% of net sales, for the three months ended September 30, 2017. R&D expenses for the six months ended September 30, 2018 were $393.8 million, or 14.9% of net sales, compared to $264.0 million, or 13.3% of net sales, for the six months ended September 30, 2017. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $88.3 million, or 66.1%, for the three months ended September 30, 2018 over the same period last year.  R&D expenses increased $129.8 million, or 49.2%, for the six months ended September 30, 2018 over the same period last year. The primary reasons for the increases in R&D costs were additional costs from our acquisition of Microsemi.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2018 were $176.6 million, or 12.3% of net sales, compared to $114.3 million, or 11.3% of net sales, for the three months ended September 30, 2017. Selling, general and administrative expenses for the six months ended September 30, 2018 were $340.7 million, or 12.9% of net sales, compared to $228.6 million, or 11.5% of net sales, for the six months ended September 30, 2017. Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $62.3 million, or 54.5%, for the three months ended September 30, 2018 over the same period last year.  Selling, general and administrative expenses increased $112.1 million, or 49.0%, for the six months ended September 30, 2018 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses were additional costs from our acquisition of Microsemi, including approximately $5.2 million and $31.6 million of acquisition-related legal and professional service expenses in the three and six months ended September 30, 2018, respectively.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2018 was $169.9 million and $303.6 million, respectively, compared to $120.9 million and $241.8 million for the three and six months ended September 30, 2017, respectively. The primary reason for the increases in acquired intangible asset amortization was increased amortization from our acquisition of Microsemi partially offset by decreased amortization of intangible assets from our prior acquisitions.

Special Charges and Other, Net

During the three and six months ended September 30, 2018, we incurred special charges and other, net of $18.2 million and $58.3 million, respectively. The special charges and other, net incurred in the three and six months ended September 30, 2018 is comprised primarily of $12.1 million and $57.2 million, respectively, of employee separation costs related to the Microsemi acquisition and impairment losses of $1.5 million and $3.5 million, respectively. During the three and six months ended September 30, 2017, we incurred special charges and other, net of $19.9 million and $17.1 million, respectively, comprised primarily of a $19.5 million charge for fees associated with transitioning from a public utility provider to a lower cost direct access provider. Our restructuring activities include workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. In connection with these activities, we incurred employee separations costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment charges in the three and six months ended September 30, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of combining and prioritizing the project roadmaps of the combined companies.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2018 was $0.9 million and $6.6 million, respectively, compared to $4.6 million and $8.1 million, respectively, for the three and six months ended September 30, 2017. The primary reason for the decreases in interest income relates to lower average cash and investment balances during the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017. During the six months ended September 30, 2018, we used a substantial portion of our cash to help finance the purchase price of our acquisition of Microsemi, which closed on May 29, 2018.

Interest expense in the three and six months ended September 30, 2018 was $138.6 million and $229.0 million, respectively, compared to $49.5 million and $98.9 million for the three and six months ended September 30, 2017, respectively. The primary reason for the increases in interest expense relates to our additional borrowings to help finance our acquisition of Microsemi.

During the three and six months ended September 30, 2018, we de-recognized $4.1 million in deferred financing fees in connection with early pay downs of a portion of the outstanding balance on our Term Loan Facility and our Revolving Credit Facility. During the six months ended September 30, 2017, we exchanged in privately negotiated transactions $111.3 million aggregate principal amount of our 2007 Junior Convertible Debt for (i) $111.3 million principal amount of our 2017 Junior Convertible Debt (2017 Junior Debt) with a market value of $119.3 million plus (ii) the issuance of 3.2 million shares of our common stock with a value of $254.6 million resulting in a loss on settlement of convertible debt of $13.8 million.

Other loss, net in the three and six months ended September 30, 2018 was $0.2 million and $10.0 million, respectively. Other income, net in the three and six months ended September 30, 2017 was $5.8 million and $10.1 million. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  Our effective tax rate for the six months ended September 30, 2018 was not meaningful due to the amount of pre-tax income and the tax benefits recorded during the period. We had a negative effective tax rate of 2.1% for the six months ended September 30, 2017.

In fiscal 2019, approximately 23% of our net sales are expected to be generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the six months ended September 30, 2018 was approximately 22.2% and our domestic statutory tax rate for fiscal 2018 was approximately 32.6%. Our non-U.S. blended statutory tax rates for the six months ended September 30, 2018 and fiscal 2018 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be, impacted by the geographical dispersion of our earnings and losses.

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

Liquidity and Capital Resources

We had $464.2 million in cash, cash equivalents and short-term investments at September 30, 2018, a decrease of $1.73 billion from the March 31, 2018 balance.  The decrease in cash, cash equivalents and short-term investments over this time period is primarily attributable to $1.74 billion in cash and $8.40 billion from additional debt to fund our acquisition of Microsemi and payoff Microsemi’s existing debt, partially offset by proceeds from new debt issuances of $4.99 billion, net borrowings of $3.33 billion on our credit facility and cash generated by operating activities.

Net cash provided from operating activities was $789.9 million in the six months ended September 30, 2018, compared to $695.1 million in the six months ended September 30, 2017. The increase in net cash provided by operating activities was primarily due to higher cash provided by our acquisition of Microsemi in the six months ended September 30, 2018.

During the six months ended September 30, 2018, net cash used in investing activities was $6.74 billion compared to $592.0 million in the six months ended September 30, 2017.  In the six months ended September 30, 2018, investing cash flows included net cash and cash equivalents used to finance our acquisition of Microsemi of $7.85 billion net of $340.0 million of cash and cash equivalents acquired, offset by net cash inflows of $1.28 billion due to the sale of available-for-sale debt securities to fund our acquisition of Microsemi, and capital expenditures of $161.4 million. During the six months ended September 30, 2017, net investing activities resulted in a use of cash of $592.0 million primarily the net change in our investments, capital purchases and sale of assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2018 were $161.4 million compared to $82.0 million in the six months ended September 30, 2017.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  Capital expenditures in the first half of fiscal 2018 were relatively less than we had experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding technology platforms and other manufacturing activities. We currently intend to spend approximately $170.0 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash provided by financing activities was $5.50 billion in the six months ended September 30, 2018 compared to net cash used in financing activities of $185.4 million in the six months ended September 30, 2017.  The cash flows provided by financing activities during the six months ended September 30, 2018, were favorably impacted by net proceeds from amounts borrowed to fund our acquisition of Microsemi. Significant transactions affecting our net financing cash flows include:

•	net proceeds of $3.63 billion from borrowings under our Credit Facility;

•	net proceeds of $1.99 billion from the issuance of our Senior Secured Notes;

•	$3.0 billion of proceeds under our new Term Loan Facility;

•	$2.06 billion of cash used to pay off Microsemi's existing debt;

•	$799.5 million of cash used to pay down principal on the Term Loan Facility and the Credit Facility, and

•	cash dividends paid to our stockholders of $171.4 million and $167.4 million during the six months ended September 30, 2018 and 2017, respectively.
On May 29, 2018, we completed the acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards for our stock, was approximately $8.24 billion. In addition to the consideration transferred, we recognized $3.15 billion in liabilities in our consolidated financial statements of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under our Credit Facility, $3.00 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in acquisition costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of Microchip. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Our primary reason for this acquisition was to expand our range of solutions, products and capabilities by extending our served available market.

In May 2018, we entered into an amended and restated credit agreement which provides for a revolving loan facility in an aggregate principal amount of approximately $3.84 billion, which was reduced to $3.6 billion in the second quarter of fiscal 2019 through the canceling of the 2020 Tranche, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The revolving loan facility consists of approximately $3.60 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate plus a spread of 1.00% to 2.00%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

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

In February 2017, we amended our Credit Facility to, among other things, increase certain covenant compliance ratios. The February 2017 amendment included a new collateral agreement that secures our borrowings with all assets of our guarantor subsidiaries with the exception of real property. Proceeds of loans made under our Credit Facility may be used for working capital and general corporate purposes. At September 30, 2018, we had $3.10 billion of outstanding borrowings under the revolving line of credit which has a capacity of $3.60 billion, and no borrowings at March 31, 2017. See Note 13 of the notes to our condensed consolidated financial statements for more information regarding our Credit Facility.

The enactment of the Act in December 2017 imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time, no longer has a significant impact on our liquidity.  Future distributions of non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  As a result of the Act, as of March 31, 2018, we recognized a one-time transition tax expense of $644.7 million on accumulated unrepatriated foreign earnings, of which we expected cash payments of approximately $363.5 million after offsets by the utilization of various tax credit carryforwards in the United States. This value is identified as provisional in our condensed consolidated financial statements for the period ended March 31, 2018, and is subject to future measurement period adjustments in accordance with SEC Staff Accounting Bulletin ("SAB") 118. We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025, and 2026.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2018, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the six months ended September 30, 2018.  As of September 30, 2018, we held approximately 17.0 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3640 per share was paid on September 4, 2018 in the aggregate amount of $85.9 million. A quarterly dividend of $0.3645 per share was declared on November 7, 2018 and will be paid on December 5, 2018 to stockholders of record as of November 21, 2018. We expect the aggregate cash dividend for December 2018 to be approximately $86.3 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash (including the impact of the Act), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, other than those obligations at September 30, 2018 that resulted from our acquisition of Microsemi including amounts borrowed to fund such acquisition. The following table summarizes our significant contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at September 30, 2018 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$158.9	$32.8	$79.9	$34.4	$11.8
Capital purchase obligations (2)	46.7	46.7	—	—	—
Other purchase obligations and commitments (3)	78.6	78.6	—	—	—
Term Loan Facility (4)	3,518.0	58.7	235.9	235.5	2,987.9
Line of credit(5)	3,709.4	65.9	263.5	263.5	3,116.5
Senior Secured Notes	2,334.4	41.3	165.1	1,106.3	1,021.7
2017 Senior Convertible Debt (6)	2,356.0	16.8	67.3	67.3	2,204.6
2015 Senior Convertible Debt (7)	1,907.3	14.0	56.1	56.1	1,781.1
2017 Junior Convertible Debt (8)	972.0	7.7	30.9	30.9	902.5
Pension obligations (9)	16.8	0.9	2.1	3.2	10.6
Transition tax obligation (10)	328.5	22.7	58.2	83.2	164.4
Total contractual obligations (11)	$15,426.6	$386.1	$959.0	$1,880.4	$12,201.1

(1) Operating lease obligations include $21.9 million of future lease payments which is recorded as a liability on the balance sheet as of September 30, 2018. This obligation is due under an operating lease from the acquisition of Atmel for a building in San Jose, California.
(2) Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of September 30, 2018, as we have not yet received the related goods or taken title to the property.

(3)
Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $78.6 million for delivery of wafers in fiscal 2019.

(4)	The Term Loan Facility matures on May 18, 2023.

(5)	For purposes of this table we have assumed that the principal of our 2023 revolving loans outstanding at September 30, 2018 will be paid on May 18, 2023, which is the maturity date of such borrowings.

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
(10)During fiscal 2018, we recognized a provisionary one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $644.7 million, as a result of the recent U.S. tax reform. Our first payment on this obligation of $35.0 million was made in the quarter ended September 30, 2018 and we expect future cash payments of approximately $328.5 million. This one-time transition tax is identified as provisional in our consolidated financial statements for the period ended March 31, 2018, and is subject to future measurement period adjustments in accordance with SAB 118. We intend to elect to pay this tax over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025, and 2026.
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

Off-Balance Sheet Arrangements (Including Guarantees)

As of September 30, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, our long-term debt (including current maturities) totaled $12.31 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.49 billion as of September 30, 2018. We do have interest rate exposure with respect to the $5.83 billion balance of our variable interest rate debt outstanding as of September 30, 2018. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $29.2 million.

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

Changes in Internal Control over Financial Reporting

On May 29, 2018, we completed our acquisition of Microsemi which operated under its own set of systems and internal controls. During the three months ended September 30, 2018, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2019.

Other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended September 30, 2018, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On May 29, 2018, we completed our acquisition of Microsemi, which is our largest and most complex acquisition ever. In addition, in April 2016, we completed our acquisition of Atmel; and in August 2015, we completed our acquisition of Micrel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation and disputes related to such businesses and transactions. See Note 15 to our condensed consolidated financial statements for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.1 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

As of September 30, 2018, the principal amount of our outstanding indebtedness was $12.31 billion. In connection with our acquisition of Microsemi, which closed on May 29, 2018, we incurred additional debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our new term loan facility, and $2.00 billion in newly issued senior secured notes. At September 30, 2018, we had $3.10 billion in outstanding borrowings under our Credit Facility which was comprised of $3.60 billion of revolving loan commitments that terminate in 2023. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2019, approximately 54% of our net sales came from products that were produced at outside wafer foundries compared to 42% of our net sales in fiscal 2018. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2019, approximately 63% of our assembly requirements and 52% of our test requirements were performed by third party contractors compared to approximately 58% of our assembly requirements and 36% of our test requirements during fiscal 2018. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Microsemi, Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the three and six months ended September 30, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $5.0 million. We operated at normal capacity levels during fiscal 2018.

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from consumer markets and international sales, our business tends to generate stronger revenues in the first and second quarters and comparatively weaker revenues in the third and fourth quarters of our fiscal year. Broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions, and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 51% of our net sales in the first six months of fiscal 2019 and approximately 54% of our net sales in fiscal 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, including ASC 606 which impacts our revenue recognition.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the Unites States of America (US GAAP). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Since our adoption of ASU 2014-09, which began with our fiscal year commencing on April 1, 2018, we no longer defer revenue until sale by the distributor to the end customer, but rather, are required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. Refer to Note 2 to our condensed consolidated financial statements for additional information on the new guidance and its impact on us.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2019, approximately 82% of our net sales were made to foreign customers, including 23% in China, 14% in Taiwan, and 10% in Germany. During fiscal 2018, approximately 85% of our net sales were made to foreign customers, including 30% in China, 11% in Taiwan, and 8% in Germany. During the first six months of fiscal 2019, our acquisition of Microsemi and our transition to sell-in revenue recognition contributed to the changes in net sales by country.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 123,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the six months ended September 30, 2018 and six of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2018, we had goodwill of $6.79 billion and net intangible assets of $6.83 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2019 or in fiscal 2018.  In the six months ended September 30, 2018, we recognized $3.5 million of intangible asset impairment charges. No material intangible asset impairment charges were recorded in fiscal 2018. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $64.8 million at September 30, 2018. Most of these plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1.1 million in fiscal 2019 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended September 30, 2018.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
4.1	2001 Employee Stock Purchase Plan as Amended Through October 1, 2018					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 7, 2018	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)