Form 10-Q
period 2018-12-31
MICROCHIP TECHNOLOGY INC
filed 2019-02-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Class	Outstanding at January 31, 2019
Common Stock, $0.001 par value	236,968,953 shares

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

Item1.	Financial Statements

ASSETS	December 31, 2018	March 31, 2018
Cash and cash equivalents	$432.2	$901.3
Short-term investments	4.0	1,295.3
Accounts receivable, net	544.8	563.7
Inventories	702.5	476.2
Other current assets	194.1	119.8
Total current assets	1,877.6	3,356.3
Property, plant and equipment, net	1,039.7	767.9
Goodwill	6,782.0	2,299.0
Intangible assets, net	6,632.9	1,662.0
Long-term deferred tax assets	1,717.1	100.2
Other assets	106.4	71.8
Total assets	$18,155.7	$8,257.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$236.0	$144.1
Accrued liabilities	407.7	229.6
Deferred income on shipments to distributors	—	333.8
Current portion of long-term debt	—	1,309.9
Total current liabilities	643.7	2,017.4
Long-term debt	10,542.3	1,758.4
Long-term income tax payable	720.7	754.9
Long-term deferred tax liability	830.5	205.8
Other long-term liabilities	257.4	240.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 236,963,082 shares outstanding at December 31, 2018; 253,232,909 shares issued and 235,027,767 shares outstanding at March 31, 2018	0.2	0.2
Additional paid-in capital	2,657.3	2,562.5
Common stock held in treasury: 16,269,827 shares at December 31, 2018; 18,205,142 shares at March 31, 2018	(601.8)	(662.6)
Accumulated other comprehensive loss	(17.0)	(17.6)
Retained earnings	3,122.4	1,397.3
Total stockholders' equity	5,161.1	3,279.8
Total liabilities and stockholders' equity	$18,155.7	$8,257.2
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$1,374.7	$994.2	$4,019.7	$2,978.5
Cost of sales (1)	595.1	387.1	1,908.8	1,172.9
Gross profit	779.6	607.1	2,110.9	1,805.6

Research and development (1)	217.7	131.6	611.6	395.7
Selling, general and administrative (1)	174.8	109.1	515.5	337.6
Amortization of acquired intangible assets	193.7	121.0	497.2	362.8
Special (income) charges and other, net (1)	(1.3)	0.2	57.0	17.3
Operating expenses	584.9	361.9	1,681.3	1,113.4

Operating income	194.7	245.2	429.6	692.2
Losses on equity method investment	(0.1)	(0.1)	(0.2)	(0.2)
Other income (expense):
Interest income	0.7	6.3	7.3	14.4
Interest expense	(137.6)	(49.7)	(366.7)	(148.7)
Loss on settlement of debt	(0.2)	(2.1)	(4.3)	(16.0)
Other (loss) income, net	(2.5)	(2.9)	(12.4)	7.4
Income before income taxes	55.0	196.7	53.3	549.1
Income tax provision (benefit)	5.8	447.8	(127.9)	440.4
Net income (loss)	$49.2	$(251.1)	$181.2	$108.7

Basic net income (loss) per common share	$0.21	$(1.07)	$0.77	$0.47
Diluted net income (loss) per common share	$0.20	$(1.07)	$0.73	$0.44
Dividends declared per common share	$0.3645	$0.3625	$1.0920	$1.0860
Basic common shares outstanding	236.7	234.1	235.9	232.3
Diluted common shares outstanding	244.6	234.1	249.5	248.0
(1) Includes share-based compensation expense as follows:
Cost of sales	$3.4	$3.5	$10.9	$10.6
Research and development	$19.4	$10.9	$53.2	$31.8
Selling, general and administrative	$16.6	$9.6	$46.1	$27.6
Special (income) charges and other, net	$0.2	$—	$17.3	$—
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$49.2	$(251.1)	$181.2	$108.7
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	—	(5.8)	(5.6)	(6.2)
Reclassification of realized transactions, net of tax effect	—	—	5.6	—
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax (provision) benefit	1.0	1.2	4.5	(2.3)
Reclassification of realized transactions, net of tax effect	0.3	0.2	0.8	0.6
Change in net foreign currency translation adjustment	(1.6)	—	(3.0)	—
Other comprehensive (loss) income, net of tax effect	(0.3)	(4.4)	2.3	(7.9)
Comprehensive income (loss)	$48.9	$(255.5)	$183.5	$100.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$181.2	$108.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637.7	459.0
Deferred income taxes	(29.1)	67.6
Share-based compensation expense related to equity incentive plans	127.5	70.0
Loss on settlement of debt	4.3	16.0
Amortization of debt discount	85.2	79.0
Amortization of debt issuance costs	12.1	5.0
Losses on equity method investments	0.2	0.2
Gains on sale of assets	—	(5.4)
Losses on write-down of fixed assets	0.5	0.1
Impairment of intangible assets	3.1	0.3
Losses on available-for-sale investments and marketable equity securities, net	6.8	—
Amortization of premium on available-for-sale investments	(0.2)	0.5
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	189.4	(74.8)
Decrease (increase) in inventories	344.5	(70.2)
Increase in deferred income on shipments to distributors	—	42.9
(Decrease) increase in accounts payable and accrued liabilities	(143.5)	41.8
Change in other assets and liabilities	15.2	15.5
Change in income tax payable	(163.5)	303.9
Net cash provided by operating activities	1,271.4	1,060.1
Cash flows from investing activities:
Purchases of available-for-sale investments	(167.7)	(1,338.1)
Maturities of available-for-sale investments	75.7	520.0
Sales of available-for-sale investments	1,376.6	—
Acquisition of Microsemi, net of cash acquired	(7,850.6)	—
Investments in other assets	(12.8)	(5.4)
Proceeds from sale of assets	0.2	10.3
Capital expenditures	(188.8)	(148.4)
Net cash used in investing activities	(6,767.4)	(961.6)
Cash flows from financing activities: (1)
Payments on settlement of convertible debt	—	(73.4)
Proceeds from Issuance of 2023 and 2021 Senior Notes	1,989.5	—
Proceeds from borrowings on term loan facility	3,000.0	—
Repayments of term loan facility	(287.0)	—
Proceeds from borrowings on revolving loan under credit facility	3,725.5	187.0
Repayments of revolving loan under credit facility	(983.0)	(187.0)
Repayment of debt assumed in Microsemi acquisition	(2,056.9)	—
Deferred financing costs	(72.7)	(1.2)
Payment of cash dividends	(257.8)	(252.4)
Proceeds from sale of common stock	26.9	26.6
Tax payments related to shares withheld for vested restricted stock units	(57.0)	(34.1)
Capital lease payments	(0.6)	(0.6)
Net cash provided by (used in) financing activities	5,026.9	(335.1)
Net decrease in cash, cash equivalents, and restricted cash	(469.1)	(236.6)
Cash and cash equivalents, and restricted cash at beginning of period (2)	901.3	908.7
Cash and cash equivalents, and restricted cash at end of period (2)	$432.2	$672.1
Schedule of significant non-cash financing activity:
(1)During the nine months ended December 31, 2017, the Company issued $111.3 million principal amount of 2017 Junior Convertible Debt and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Convertible Debt. Refer to Note 13 Debt and Credit Facility for further discussion.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

Schedule of restricted cash:
(2) In the three months ended June 30, 2018, the Company adopted ASU 2016-18 - Statement of Cash Flows: Restricted Cash. The following table presents the balance of restricted cash which consists of cash denominated in a foreign currency and restricted in use due to a foreign taxing authority requirement (in millions):

	As of
	March 31, 2017	December 31, 2017	March 31, 2018	December 31, 2018
Restricted cash	$—	$40.8	$42.1	$39.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  As further discussed in Note 3, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's results for the three and nine months ended December 31, 2018 include Microsemi's results beginning as of such acquisition date. The results of operations for the nine months ended December 31, 2018 are not indicative of the results that may be expected for the fiscal year ending March 31, 2019 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted ASU 2014-09-Revenue from Contracts with Customers (Topic 606) and all related amendments (“New Revenue Standard”) using the modified retrospective method. The Company has applied the new revenue standard to all contracts that were entered into after adoption and to all contracts that were open as of the initial date of adoption. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the adoption of the new standard to impact its net sales on an ongoing basis depending on the relative amount of revenue sold through its distributors, the change in inventory held by its distributors, and the changes in price concessions granted to its distributors. Previously, the Company deferred revenue and cost of sales on shipments to distributors until the distributor sold the product to their end customer. As required by the new revenue standard, the Company no longer defers revenue and cost of sales, but rather, estimates the effects of returns and allowances provided to distributors and records revenue at the time of sale to the distributor. Sales to non-distributor customers, under both the previous and new revenue standards, are generally recognized upon the Company’s shipment of the product. The cumulative effect of the changes made to our condensed consolidated April 1, 2018 balance sheet for the adoption of the new revenue standard is summarized in the table of opening balance sheet adjustments below. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the period ended December 31, 2018 was as follows (in millions):

Income Statement	For the three months ended December 31, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Net Sales	$1,374.7	$1,391.4	$(16.7)
Cost of Sales	$595.1	$606.6	$(11.5)
Gross Profit	$779.6	$784.8	$(5.2)
Income tax provision (benefit)	$5.8	$5.2	$0.6
Net Income	$49.2	$55.0	$(5.8)

Income Statement	For the nine months ended December 31, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Net Sales	$4,019.7	$4,039.0	$(19.3)
Cost of Sales	$1,908.8	$1,925.9	$(17.1)
Gross Profit	$2,110.9	$2,113.1	$(2.2)
Income tax provision (benefit)	$(127.9)	$(128.1)	$0.2
Net Income	$181.2	$183.6	$(2.4)

Balance Sheet	As of December 31, 2018
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
ASSETS
Accounts receivable, net	$544.8	$578.6	$(33.8)
Inventories	$702.5	$715.0	$(12.5)
Other current assets	$194.1	$157.3	$36.8
Other assets	$106.4	$100.9	$5.5
Long-term deferred tax assets	$1,717.1	$1,739.4	$(22.3)

LIABILITIES
Accrued liabilities	$407.7	$387.4	$20.3
Deferred income on shipments to distributors	$—	$320.1	$(320.1)
Long-term deferred tax liability	$830.5	$813.7	$16.8

STOCKHOLDERS' EQUITY
Retained Earnings	$3,122.4	$2,865.7	$256.7

The significant changes in our financial statements noted in the table above are primarily due to the transition from sell-through revenue recognition to sell-in revenue recognition as required by the New Revenue Standard, which eliminated the balance of deferred income on shipments to distributors, significantly reduced accounts receivable, and significantly increased retained earnings. Prior to our acquisition of Microsemi, Microsemi already recognized revenue on a sell-in basis, so the impact of the adoption of the New Revenue Standard was primarily driven by Microchip's historical business excluding Microsemi.

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

In February 2016, the FASB issued ASU 2016-02-Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with terms longer than 12 months and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The standard is to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption. The Company is currently evaluating use of the optional transition method, practical expedient elections, and the impact the adoption of this standard will have on its condensed consolidated financial statements.

Note 3. Business Acquisitions
Acquisition of Microsemi
On May 29, 2018, the Company completed its acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. The Company paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of the Company, was approximately $8.24 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $3.18 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. The Company financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under its amended and restated revolving line of credit (the "Credit Facility"), $3.0 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.0 billion in newly issued senior secured notes. The Company incurred $22.0 million in acquisition costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of the Company. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

	Previously reported September 30, 2018	Adjustments	December 31, 2018
Assets acquired
Cash and cash equivalents	$340.0	$—	$340.0
Accounts receivable	216.1	—	216.1
Inventories	625.0	(53.5)	571.5
Other current assets	66.6	18.6	85.2
Property, plant and equipment	201.9	—	201.9
Goodwill	4,488.5	(5.5)	4,483.0
Purchased intangible assets	5,466.9	—	5,466.9
Long-term deferred tax assets	6.0	—	6.0
Other assets	57.2	—	57.2
Total assets acquired	11,468.2	(40.4)	11,427.8

Liabilities assumed
Accounts payable	(226.9)	(6.9)	(233.8)
Other current liabilities	(174.8)	5.4	(169.4)
Long-term debt	(2,056.9)	—	(2,056.9)
Deferred tax liabilities	(617.2)	12.5	(604.7)
Long-term income tax payable	(101.6)	14.4	(87.2)
Other long-term liabilities	(46.3)	15.0	(31.3)
Total liabilities assumed	(3,223.7)	40.4	(3,183.3)
Purchase price allocated	$8,244.5	$—	$8,244.5

Purchased Intangible Assets	Weighted Average
	Useful Life	May 29, 2018
	(in years)	(in millions)
Core and developed technology	15	$4,312.1
In-process research and development	—	794.2
Customer-related	12	326.9
Backlog	1	27.9
Other	4	5.8
Total purchased intangible assets		$5,466.9
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

The amount of Microsemi net sales included in the Company's condensed consolidated statements of operations for the three and nine months ended December 31, 2018 was approximately $477.6 million and $1,097.8 million, respectively. The amount of Microsemi net loss included in the Company's condensed consolidated statements of operations for the three and nine months ended December 31, 2018, was approximately $223.2 million and $473.6 million, respectively.

The following unaudited pro-forma consolidated results of operations for the three and nine months ended December 31, 2018 and 2017 assume the closing of the Microsemi acquisition occurred as of April 1, 2017. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2017 or of results that may occur in the future (in millions except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$1,374.7	$1,462.9	$4,234.0	$4,380.5
Net income (loss)	$102.4	$(438.8)	$420.5	$(742.5)
Basic net income (loss) per common share	$0.43	$(1.87)	$1.78	$(3.20)
Diluted net income (loss) per common share	$0.42	$(1.87)	$1.69	$(3.20)

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018		December 31, 2018
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,331.3	$736.2	$3,911.4	$2,002.6
Technology licensing	43.4	43.4	108.3	108.3
Total	$1,374.7	$779.6	$4,019.7	$2,110.9

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$966.7	$579.6	$2,900.2	$1,727.3
Technology licensing	27.5	27.5	78.3	78.3
Total	$994.2	$607.1	$2,978.5	$1,805.6

Note 5. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended	Nine Months Ended
	December 31, 2018
Microcontrollers	$716.9	$2,218.0
Analog, interface, mixed signal and timing products	396.6	1,147.7
Memory products	44.0	142.0
Field-programmable gate array products	97.7	206.4
Technology licensing	43.4	108.3
Multi-market and other	76.1	197.3
Total net sales	$1,374.7	$4,019.7

All of the product lines listed above are included in the Company's Semiconductor Product segment with the exception of Technology Licensing, which belongs to the Technology Licensing segment.

The following table represents the Company's net sales by contract type (in millions).

	Three Months Ended	Nine Months Ended
	December 31, 2018
Distributors	$686.3	$2,044.4
Direct customers	645.0	1,867.0
Licensees	43.4	108.3
Total net sales	$1,374.7	$4,019.7

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

Substantially all of the Company's net sales are recognized from contracts with customers, and therefore, subject to the new revenue recognition standard.

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation, therefore contract liabilities are uncommon. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 10 for the opening and closing balances of the Company's receivables. As contracts with customers generally have an expected duration of one year or less, the balance of open performance obligations as of period end that will be recognized as revenue subsequent to December 31, 2019 is immaterial.

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

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company's technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore no contract liabilities are recorded. The Company does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 10 for the opening and closing balances of the Company's receivables.

Note 6. Special (Income) Charges and Other, Net

The following table summarizes activity included in the "special (income) charges and other, net" caption on the Company's condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Restructuring
Employee separation costs	$3.3	$0.1	$60.5	$1.5
Gain on sale of assets	—	—	—	(4.4)
Impairment charges	0.2	—	3.7	—
Contract exit costs	0.1	(0.1)	(2.9)	0.6
Other	0.1	0.1	0.7	—
Legal settlement	(5.0)	—	(5.0)	—
Non-restructuring contract exit costs and other	—	0.1	—	19.6
Total	$(1.3)	$0.2	$57.0	$17.3

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

The Company's restructuring expenses during the three and nine months ended December 31, 2018 were related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs and intangible asset impairment charges. The impairment charges in the nine months ended December 31, 2018 were primarily recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction and other previous acquisitions.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company has incurred $110.4 million in costs since the start of fiscal 2016 in connection with employee separation activities, of which $3.3 million and $60.5 million was incurred during the three and nine months ended December 31, 2018, respectively, and $0.1 million and $1.5 million was incurred during the three and nine months ended December 31, 2017, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. The Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $42.6 million in costs in connection with contract exit activities since the start of fiscal 2016 which includes expense of $0.1 million and income of $2.9 million for the three and nine months ended December 31, 2018, respectively, and income of $0.1 million and expense of $0.6 million for the three and nine months ended December 31, 2017, respectively. The amounts recognized during the nine months ended December 31, 2018 were related to vacated lease liabilities. While the Company expects to incur further acquisition-related contract exit expenses, it is not able to estimate the amount at this time.

In the three months ended September 30, 2017, the Company recognized $19.5 million in non-restructuring contract exit costs for fees associated with transitioning from the public utility provider in Oregon to a lower cost direct access provider. The fee is being paid monthly starting in calendar year 2018 and depends on the amount of actual energy consumed by the Company's wafer fabrication facility in Oregon over the next five years. In connection with the transition to a direct access provider, the Company signed a ten-year supply agreement to purchase monthly amounts of energy that are less than the current average usage and priced on a per mega watt hour published index rate in effect at those future dates.

In the three months ended June 30, 2017, the Company completed the sale of an asset it acquired as part of its acquisition of Micrel for proceeds of $10.0 million and the gain of $4.4 million is included in the gain on sale of assets in the above table.

The following is a roll forward of accrued restructuring and other exit charges from April 1, 2018 to December 31, 2018 (in millions):

	Restructuring		Non-Restructuring
	Employee Separation Costs	Exit Costs	Exit Costs	Total
Balance at April 1, 2018	$0.8	$27.3	$19.1	$47.2
Additions due to Microsemi acquisition	11.4	6.6	—	18.0
Charges/income	44.1	(2.9)	—	41.2
Payments	(42.8)	(9.7)	(3.4)	(55.9)
Non-cash - Other	—	0.4	0.6	1.0
Balance at December 31, 2018	$13.5	$21.7	$16.3	$51.5
Current				$29.1
Non-current				22.4
Total				$51.5

The liability for restructuring and other exit costs of $51.5 million is included in accrued liabilities and other long-term liabilities on the Company's condensed consolidated balance sheet as of December 31, 2018.

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.  The following is a summary of available-for-sale debt securities at December 31, 2018 (in millions):

	Available-for-sale Debt Securities
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Time deposits	$2.3	—	—	$2.3

At December 31, 2018, short-term investments of $4.0 million included available-for-sale debt securities of $2.3 million and marketable equity securities of $1.7 million.

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

The Company sold available-for-sale debt securities for proceeds of $1.38 billion during the nine months ended December 31, 2018 to help finance the acquisition of Microsemi. The Company had no sales of available-for-sale debt securities during the nine months ended December 31, 2017. During the nine months ended December 31, 2018, the Company recognized losses of $5.6 million on available-for-sale debt securities and $1.2 million on marketable equity securities. During fiscal 2018, the Company recognized an impairment of $15.5 million on available-for-sale debt securities based on its evaluation of available evidence and the Company's intent to sell these investments which were subsequently sold in the first quarter of fiscal 2019. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (expense) on the condensed consolidated statements of operations.

As of December 31, 2018 and March 31, 2018, the Company had no available-for-sale debt securities in an unrealized loss position.

The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 2018, by contractual maturity are shown below (in millions). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale debt securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
Due in one year or less	$2.3	$—	$—	$2.3

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2018 are as follows (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$6.7	$—	$6.7
Deposit accounts	—	425.5	425.5
Short-term investments:
Marketable equity securities	1.7	—	1.7
Time deposits	—	2.3	2.3
Total assets measured at fair value	$8.4	$427.8	$436.2

Assets measured at fair value on a recurring basis at March 31, 2018 are as follows (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$121.0	$—	$121.0
Deposit accounts	—	641.6	641.6
Commercial Paper	—	118.7	118.7
Government agency bonds	—	20.0	20.0
Short-term investments:
Marketable equity securities	2.8	—	2.8
Corporate bonds and debt	—	542.9	542.9
Time deposits	—	11.5	11.5
Government agency bonds	—	723.2	723.2
Municipal bonds - taxable	—	14.9	14.9
Total assets measured at fair value	$123.8	$2,072.8	$2,196.6

There were no transfers between Level 1 and Level 2 during the three and nine months ended December 31, 2018 or the fiscal year ended March 31, 2018. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3).

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during each of the three and nine-month periods ended December 31, 2018 and December 31, 2017. These investments are included in other assets on the condensed consolidated balance sheets.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2018 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at December 31, 2018 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in

Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt, senior secured notes, and term loan facility as of December 31, 2018 and March 31, 2018 (in millions).

	December 31, 2018		March 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2023 Senior Secured Notes	$984.5	$966.6	$—	$—
2021 Senior Secured Notes	$985.9	$985.8	$—	$—
Term Loan Facility	$2,684.3	$2,713.0	$—	$—
2017 Senior Convertible Debt	$1,479.3	$2,014.3	$1,437.6	$2,459.2
2015 Senior Convertible Debt	$1,347.8	$2,397.1	$1,309.9	$3,079.1
2017 Junior Convertible Debt	$333.6	$675.1	$326.7	$876.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 13. Debt and Credit Facility for further information).

Note 10.	Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31, 2018	March 31, 2018
Trade accounts receivable	$539.3	$557.8
Other	7.5	8.1
Total accounts receivable, gross	546.8	565.9
Less allowance for doubtful accounts	2.0	2.2
Total accounts receivable, net	$544.8	$563.7

Inventories

The components of inventories consist of the following (in millions):

	December 31, 2018	March 31, 2018
Raw materials	$81.4	$26.0
Work in process	392.8	311.8
Finished goods	228.3	138.4
Total inventories	$702.5	$476.2

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31, 2018	March 31, 2018
Land	$82.3	$73.4
Building and building improvements	634.3	508.5
Machinery and equipment	2,197.1	1,943.9
Projects in process	129.0	118.3
Total property, plant and equipment, gross	3,042.7	2,644.1
Less accumulated depreciation and amortization	2,003.0	1,876.2
Total property, plant and equipment, net	$1,039.7	$767.9

Depreciation expense attributed to property, plant and equipment was $47.0 million and $132.2 million for the three and nine months ended December 31, 2018, respectively, compared to $32.0 million and $90.9 million for the three and nine months ended December 31, 2017, respectively.

Note 11.	Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,064.4	$(984.5)	$6,079.9
Customer-related	1,043.8	(512.3)	531.5
Backlog	27.9	(19.5)	8.4
In-process research and development	7.7	—	7.7
Distribution rights	0.3	(0.2)	0.1
Other	7.4	(2.1)	5.3
Total	$8,151.5	$(1,518.6)	$6,632.9

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,952.3	$(644.4)	$1,307.9
Customer-related	716.9	(375.9)	341.0
In-process research and development	12.1	—	12.1
Distribution rights	0.3	(0.1)	0.2
Other	1.5	(0.7)	0.8
Total	$2,683.1	$(1,021.1)	$1,662.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. During the nine months ended December 31, 2018, due to the acquisition of Microsemi, the Company acquired $4.31 billion of core and developed technology which has a weighted average amortization period of 15 years, $326.9 million of customer-related intangible assets which have a weighted average amortization period of 12 years, $27.9 million of intangible assets related to backlog with an amortization period of 1 year, $5.8 million of other intangible assets which have a weighted average amortization period of 4 years, and $794.2 million of in-process technology. In the nine months ended December 31, 2018, $798.6 million of in-process research and development intangible assets, primarily consisting of intangible assets acquired in the acquisition of Microsemi, reached technological feasibility and was reclassified as core and developed technology and began being amortized over the respective estimated useful lives. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2019 through fiscal 2023, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2019	$196.8
2020	$992.0
2021	$926.7
2022	$851.8
2023	$660.5

Amortization expense attributed to intangible assets was $196.9 million and $505.5 million for the three and nine months ended December 31, 2018, respectively. Amortization expense attributed to intangible assets was $122.6 million and $368.1 million for the three and nine months ended December 31, 2017, respectively. In the three and nine months ended December 31, 2018, approximately $1.8 million and $4.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $195.1 million and $500.6 million, respectively, was charged to operating expenses.  In the three and nine months ended December 31, 2017, approximately $1.5 million and $4.9 million of amortization expense, respectively, was charged to cost of sales, and approximately $121.1 million and $363.2 million, respectively, was charged to operating expenses.  The Company recognized $3.1 million of intangible asset impairment charges in the nine months ended December 31, 2018. The impairment charges in the nine months ended December 31, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of these assets. The Company recognized an immaterial amount of intangible asset impairment charges in the nine months ended December 31, 2017.

Goodwill activity for the three and nine months ended December 31, 2018 was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2018	$2,279.8	$19.2
Additions due to the acquisition of Microsemi	4,483.0	—
Balance at December 31, 2018	$6,762.8	$19.2

At March 31, 2018, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2018, the Company has never recorded an impairment charge against its goodwill balance.

Note 12.	Income Taxes

The provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings. The Company’s effective tax rates for the nine months ended December 31, 2018 and December 31, 2017 were not meaningful due to the amount of pre-tax income and the tax benefits recorded during the period.

The Company's effective tax rate for the nine months ended December 31, 2018 is lower compared to the prior year primarily due to discrete benefits related to releases of uncertain tax positions due to lapses of statutes of limitations, successful closure of tax examinations, discrete adjustments to deferred tax assets related to intellectual property, offset by the impact of the new Global Intangible Low-Taxed Income (“GILTI”) tax in the United States. The Company's effective tax rate is different than statutory rates in the U.S. due to one-time discrete tax benefits related to changes in U.S. and foreign tax laws, changes in uncertain tax benefit positions, and favorable adjustments from revaluing deferred tax assets related to intellectual property. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand, as well as Microsemi’s tax holiday in Malaysia that effectively reduces its income tax rate in that jurisdiction. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta and Ireland.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2005 and later tax years remain effectively open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If this threshold is met, the Company recognizes the largest amount of the tax benefit that is more likely than not to be realized upon ultimate settlement. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

The following tables summarize the activity related to the Company’s gross unrecognized tax benefits for the nine months ended December 31, 2018 and the year ended March 31, 2018 (in millions):

Nine Months Ended December 31, 2018
Balance at March 31, 2018	$436.0
Increases related to acquisitions	284.0
Decreases related to settlements with tax authorities	(3.2)
Decreases related to statute of limitation expirations	(10.5)
Increases related to current year tax positions	11.0
Decreases related to prior year tax positions	(36.9)
Balance at December 31, 2018	$680.4

Year Ended March 31, 2018
Balance at March 31, 2017	$398.5
Increases related to acquisitions	—
Decreases related to settlements with tax authorities	(0.1)
Decreases related to statute of limitation expirations	(10.9)
Increases related to current year tax positions	30.3
Increases related to prior year tax positions	18.2
Balance at March 31, 2018	$436.0

As of December 31, 2018, the Company had accrued approximately $31.4 million related to the potential payment of interest on the Company’s uncertain tax positions. The current year increase to the potential payment of interest is primarily composed of a $23.2 million increase related to acquisitions. As of March 31, 2018, the Company had accrued approximately $12.9 million related to the potential payment of interest on the Company’s uncertain tax positions. As of December 31, 2018, the Company had accrued for $51.4 million of penalties related to its uncertain tax positions. The current year decrease to the potential payment of penalties is primarily composed of tax positions that were effectively settled and statute of limitation expirations offset by a $15.8 million increase related to acquisitions. As of March 31, 2018, the Company had accrued for approximately $67.9 million of penalties related to its uncertain tax positions.

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

Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allowed companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded a reasonable estimate when measurable and with the understanding that the provisional amount was subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional amounts were recorded. As of December 31, 2018, the Company completed its review of the previously recorded provisional amounts related to the Act, recorded necessary adjustments, and the amounts are now final under SAB 118.

As of March 31, 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional income tax benefit of $136.7 million. Upon further analysis of certain aspects of the Act and refinement of its calculations during the period ended December 31, 2018, the Company did not make adjustments to the provisional amount.

The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P), the tax on which the Company previously deferred from U.S. income taxes under U.S. law. The Company recorded a provisional amount for its one-time transition tax expense for each of its foreign subsidiaries, resulting in a transition tax expense of $644.7 million at March 31, 2018. Upon further analyses of the Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax expense during the period ended December 31, 2018. The Company increased its March 31, 2018 provisional amount by $13.1 million to $657.8 million, which is included as a component of income tax expense from continuing operations. The measurement period adjustment of $13.1 million decreased basic and diluted net income per common share by $0.06 and $0.05, respectively, for the nine months ended December 31, 2018.

As of March 31, 2018, the Company removed its valuations allowance on certain foreign tax credits and recorded a provisional income tax benefit of $36.4 million. Upon further analysis of the Act, the Company did not make adjustments to the provisional amount.

The Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

Note 13.	Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				December 31, 2018	March 31, 2018
Senior Secured Indebtedness
Revolving Credit Facility				$2,742.5	$—
Term Loan Facility				2,713.0	—
2023 Notes, maturing June 1, 2023 ("2023 Notes")	4.333%			1,000.0	—
2021 Notes, maturing June 1, 2021 ("2021 Notes")	3.922%			1,000.0	—
Total Senior Secured Indebtedness				7,455.5	—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Debt, maturing February 15, 2027 (2017 Senior Convertible Debt)	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Debt, maturing February 15, 2025 (2015 Senior Convertible Debt)	1.625%	5.9%	$1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Debt, maturing February 15, 2037 (2017 Junior Convertible Debt)	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				4,481.3	4,481.3

Gross long-term debt including current maturities				11,936.8	4,481.3
Less: Debt discount (2)				(1,298.0)	(1,372.9)
Less: Debt issuance costs (3)				(96.5)	(40.1)
Net long-term debt including current maturities				10,542.3	3,068.3
Less: Current maturities (4)				—	(1,309.9)
Net long-term debt				$10,542.3	$1,758.4

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

(2) The unamortized discount includes the following (in millions):

	December 31,	March 31,
	2018	2018
2023 Senior Secured Notes	$(4.7)	$—
2021 Senior Secured Notes	(4.3)	—
2017 Senior Convertible Debt	(575.7)	(616.3)
2015 Senior Convertible Debt	(363.9)	(400.3)
2017 Junior Convertible Debt	(349.4)	(356.3)
Total unamortized discount	$(1,298.0)	$(1,372.9)
(3) Debt issuance costs include the following (in millions):

	December 31,	March 31,
	2018	2018
Senior Credit Facility	$(15.6)	$(5.9)
Term Loan Facility	(28.7)	—
2023 Senior Secured Notes	(10.8)	—
2021 Senior Secured Notes	(9.8)	—
2017 Senior Convertible Debt	(15.0)	(16.1)
2015 Senior Convertible Debt	(13.3)	(14.8)
2017 Junior Convertible Debt	(3.3)	(3.3)
Total debt issuance costs	$(96.5)	$(40.1)

(4) As of March 31, 2018, the 2015 Senior Debt was convertible and included within current maturities. As of December 31, 2018, the 2015 Senior Debt was not convertible and included within long-term debt.

Expected maturities relating to the Company’s long-term debt as of December 31, 2018 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2019	$—
2020	—
2021	—
2022	1,000.0
2023	—
Thereafter	10,936.8
Total	$11,936.8

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

	Dividend adjusted rates as of December 31, 2018
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Incremental Share Factor, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Convertible Debt	10.2510	$97.55	5.1255	14.6078
2015 Senior Convertible Debt	15.9858	$62.56	7.9929	22.3801
2017 Junior Convertible Debt	10.4341	$95.84	5.2171	14.6078

As of December 31, 2018, the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt, and 2017 Junior Convertible Debt are not convertible. As of December 31, 2018, the 2015 Senior Convertible Debt had a value if converted above par of $387.3 million.

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

Interest expense includes the following (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Debt issuance amortization	$3.6	$0.7	$9.4	$2.3
Debt discount amortization	0.7	—	1.5	—
Interest expense	84.2	1.6	201.9	5.0
Total interest expense on Senior Secured Indebtedness	88.5	2.3	212.8	7.3
Debt issuance amortization	0.9	0.9	2.7	2.7
Debt discount amortization	28.3	26.7	83.7	79.0
Coupon interest expense	19.3	19.3	57.8	58.1
Total interest expense on Convertible Debt	48.5	46.9	144.2	139.8
Other interest expense	0.6	0.5	9.7	1.6
Total interest expense	$137.6	$49.7	$366.7	$148.7

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 8.13 years, 6.13 years, and 18.13 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

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

In June 2017, the Company exchanged, in privately negotiated transactions, $111.3 million aggregate principal amount of its 2007 Junior Convertible Debt for (i) $111.3 million principal amount of 2017 Junior Convertible Debt with a market value of $119.3 million plus (ii) the issuance of 3.2 million shares of the Company's common stock with a value of $254.6 million, of which $56.3 million was allocated to the fair value of the liability and $321.1 million was allocated to the reacquisition of the equity component for total consideration of $374.0 million. The transaction resulted in a loss on settlement of the 2007 Junior Convertible Debt of approximately $13.8 million, which represented the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs. The debt discount on the new 2017 Junior Convertible Debt was the difference between the par value and the fair value of the debt resulting in a debt discount of $55.1 million which will be amortized to interest expense using the effective interest method over the term of the debt.

In February 2017, the Company issued the 2017 Senior Convertible Debt and 2017 Junior Convertible Debt for net proceeds of $2.04 billion and $567.7 million, respectively. In connection with the issuance of these instruments, the Company incurred issuance costs of $33.7 million, of which $17.8 million and $3.4 million was recorded as convertible debt issuance costs related to the 2017 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively, and will be amortized using the effective interest method over the term of the debt. The balance of $12.5 million in fees was recorded to equity.  Interest on both instruments is payable semi-annually on February 15 and August 15 of each year.

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

The Company utilized the proceeds from the issuances of the 2017 Senior Convertible Debt, 2017 Junior Convertible Debt, and 2015 Senior Convertible Debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Convertible Debt in privately negotiated transactions. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Convertible Debt. The February 2015 repurchase consisted solely of cash. In February 2017, the Company used cash of $431.3 million and an aggregate of 12.0 million in shares of the Company's common stock valued at $862.7 million for total consideration of $1,293.9 million to repurchase $431.3 million of the 2007 Junior Convertible Debt, of which $188.0 million was allocated to the liability component and $1,105.9 million was allocated to the equity component. In addition, in February 2017, there was an inducement fee of $5.0 million which was recorded in the condensed consolidated statements of operations in loss on settlement of convertible debt. The consideration transferred in February 2015 was $1,134.6 million, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements of the 2007 Junior Convertible Debt, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of convertible debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

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
The Notes are guaranteed by certain of the Company's subsidiaries (each such guarantee, a “Note Guarantee”) that have also guaranteed the obligations under the Company's Credit Facility and under the Term Loan Facility (the Term Loan Facility together with the Credit Facility, the “Senior Credit Facilities”) that was entered into in connection with the Microsemi acquisition.
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

Credit Facility

In May 2018, the Company amended and restated the Credit Facility to, among other things, increase the size of the Revolving Loan Facility (as defined below) thereunder to $3.84 billion from $3.12 billion at March 31, 2018. In connection with the amendment and restatement of the Credit Facility, the Company incurred issuance costs of $13.6 million which will be amortized using the effective interest method over the term of the debt. In the nine months ended December 31, 2018, the Company terminated the commitments for the 2020 Revolving Loans which decreased the capacity of the Revolving Loan Facility to $3.60 billion.

The Credit Facility provides for a revolving loan facility (the "Revolving Loan Facility") in an aggregate principal amount of approximately $3.60 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Credit Facility consists of approximately $3.60 billion of revolving loan commitments that terminate on May 18, 2023 (the "2023 Maturity Date").  The $244.3 million of revolving loan commitments (the "2020 Revolving Loans") that would terminate on February 4, 2020 were canceled in the nine months ended December 31, 2018. The Revolving Loans bear interest, at the Company’s option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.00% to 2.00%, in each case with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

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

In May 2018, the Company borrowed $3.0 billion aggregate principal amount of loans under the Term Loan Facility ("Term Loans"). In connection with such borrowings, the Company incurred issuance costs of $34.7 million which will be amortized using the effective interest method over the term of the debt. The Credit Facility provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Microsemi acquisition effective date, equal to 0.25% of the aggregate original principal amount of the Term Loans. In addition, the Credit Facility requires mandatory prepayments of the Term Loans from the incurrence of debt not otherwise permitted to be incurred under the Credit Facility, certain asset sales and certain excess cash flow. Mandatory prepayments with excess cash flow (as defined in the Credit Facility) are required to be made beginning with the Company’s fiscal year ending March 30, 2020 in an amount equal to 50%, 25% or 0% of the excess cash flow for such fiscal year, depending on the Company’s senior leverage ratio. The Company may prepay the Term Loans at any time without premium or penalty. Term Loans repaid or prepaid may not be reborrowed. During the quarters ended September 30, 2018 and December 31, 2018, the Company voluntarily prepaid $267.0 million and $20.0 million, respectively, of principal under the Term Loan Facility and expensed $2.9 million and $0.2 million, respectively, of unamortized financing fees attributed to the partial pay-down as loss on settlement of debt.

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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. At December 31, 2018, the Company was in compliance with these financial covenants.

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

The aggregate net pension expense relating to these plans is as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service costs	$0.4	$0.4	$1.2	$1.2
Interest costs	0.3	0.3	0.8	0.7
Return on plan assets	(0.1)	—	(0.1)	—
Amortization of actuarial loss	0.3	0.2	0.8	0.6
Net pension period cost	$0.9	$0.9	$2.7	$2.5

Interest costs and amortization of actuarial losses are recorded in the other income, net line item in the condensed consolidated statements of operations. The Company's net periodic pension cost for fiscal 2019 is expected to be approximately $3.2 million. Cash funding for benefits paid was $0.2 million and $0.7 million for the three and nine months ended December 31, 2018, respectively, and $0.3 million and $0.6 million, respectively, for the three and nine months ended December 31, 2017. The Company expects total contributions to these plans to be approximately $1.0 million in fiscal 2019.

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
Individual Labor Actions by former LFR Employees. In June 2010, Atmel Rousset sold its wafer manufacturing business in Rousset, France to LFoundry GmbH ("LF"), the German parent of LFoundry Rousset ("LFR"). LFR then leased the Atmel Rousset facility to conduct the manufacture of wafers. More than three years later, LFR became insolvent and later liquidated. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR have filed individual labor actions against Atmel Rousset in a French labor court. The Company's Atmel Rousset subsidiary believes that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with the Atmel Rousset subsidiary is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. The Company's Atmel Rousset subsidiary therefore intends to defend vigorously against each of these claims. Additionally, complaints have been filed in a regional court in France on behalf of the same group of employees against Microchip Technology Rousset, Atmel Switzerland Sarl, Atmel Corporation and Microchip Technology Incorporated alleging that the sale of the Atmel Rousset production unit to LF was fraudulent and should be voided. Furthermore, new claims have been filed in a regional court in France on behalf of a subset of this same group of employees against Microchip Technology Incorporated and Atmel Corporation. These claims are specious and the defendant entities therefore intend to defend vigorously against these claims.
In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-JJT and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  The Jackson complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and generally alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  On December 11, 2018, the Court issued an order appointing the lead plaintiff.  An amended complaint is due to be filed on February 8, 2019.

Federal Derivative Litigation.  On December 17, 2018, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the United States District Court for the District of Arizona, captioned Kistenmacher v. Sanghi, et al., Case No. 16-cv-04720.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, making or causing the Company to make false and misleading statements and omissions regarding the Microsemi acquisition, the Company’s business, operations, and prospects, and a purported failure to maintain internal controls.  The complaint further alleges that certain defendants engaged in insider trading.  The complaint asserts causes of action for alleged violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duties, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, restitution, and attorneys’ fees and costs.

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading.  The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against us and four of our officers asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200.  The plaintiffs are seeking unspecified compensatory and punitive damages, injunctive relief, and attorneys’ fees and costs.  On November 8, 2018, defendants removed the action to the United States District Court for the Central District of California, Case No. 18-cv-02000-JLS.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2018, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $163.7 million. There are some licensing agreements in place that do not specify indemnification limits.  As of December 31, 2018, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

Note 16.	Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Foreign exchange rate fluctuations after the effects of hedging activity resulted in net losses of $1.9 million and $6.3 million for the three and nine months ended December 31, 2018, respectively, compared to a net loss of $2.4 million for the three months ended December 31, 2017 and net gains of $7.1 million for the nine months ended December 31, 2017.  As of December 31, 2018 and March 31, 2018, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net losses and gains on foreign currency forward contracts in each of the three and nine months ended December 31, 2018 and 2017. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (expense). The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

The following table presents the changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, for the nine months ended December 31, 2018 (in millions):

	Unrealized holding gains (losses) available-for-sale debt securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$1.9	$(10.1)	$(9.4)	$(17.6)
Impact of change in accounting principle	(1.7)	—	—	(1.7)
Opening Balance as of April 1, 2018	0.2	(10.1)	(9.4)	(19.3)
Other comprehensive (loss) income before reclassifications	(5.6)	4.5	(3.0)	(4.1)
Amounts reclassified from accumulated other comprehensive (loss) income	5.6	0.8	—	6.4
Net other comprehensive income (loss)	—	5.3	(3.0)	2.3
Accumulated other comprehensive income (loss) at December 31, 2018	$0.2	$(4.8)	$(12.4)	$(17.0)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Description of AOCI Component	2018	2017	2018	2017	Related Statement of Operations Line
Unrealized losses on available-for-sale debt securities	$—	$—	$(5.6)	$—	Other income (loss)
Amortization of actuarial loss	(0.3)	(0.2)	(0.8)	(0.6)	Other income (loss)
Reclassification of realized transactions, net of taxes	$(0.3)	$(0.2)	$(6.4)	$(0.6)	Net income

Note 18.	Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of sales (1)	$3.4	$3.5	$10.9	$10.6
Research and development	19.4	10.9	53.2	31.8
Selling, general and administrative	16.6	9.6	46.1	27.6
Special (income) charges and other, net	0.2	—	17.3	—
Pre-tax effect of share-based compensation	39.6	24.0	127.5	70.0
Income tax benefit (2)	8.2	6.6	27.3	21.9
Net income effect of share-based compensation	$31.4	$17.4	$100.2	$48.1

(1) During the three and nine months ended December 31, 2018, $4.7 million and $12.6 million, respectively, of share-based compensation expense was capitalized to inventory and $3.4 million and $10.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2017, $3.1 million and $8.9 million, respectively, of share-based compensation expense was capitalized to inventory and $3.5 million and $10.6 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.
(2) Amounts exclude excess tax benefits related to share-based compensation of $4.1 million and $13.1 million, respectively, for the three and nine months ended December 31, 2018 and $5.7 million and $19.8 million, respectively, for the three and nine months ended December 31, 2017.

Microsemi Acquisition-related Equity Awards

In connection with its acquisition of Microsemi, the Company assumed certain restricted stock units (RSUs), stock appreciation rights (SARs), and stock options granted by Microsemi. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $175.4 million. A portion of that fair value, $53.9 million, which represented the pre-acquisition vested service provided by employees to Microsemi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $121.5 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the nine months ended December 31, 2018, the Company recognized $53.5 million of share-based compensation expense in connection with the acquisition of Microsemi, of which $2.6 million was capitalized into inventory and $17.3 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Microsemi employees.

Note 19.	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$49.2	$(251.1)	$181.2	$108.7
Weighted average common shares outstanding	236.7	234.1	235.9	232.3
Dilutive effect of stock options and RSUs	3.3	—	3.8	4.4
Dilutive effect of 2007 Junior Convertible Debt	—	—	—	1.7
Dilutive effect of 2015 Senior Convertible Debt	4.6	—	9.8	9.6
Dilutive effect of 2017 Senior Convertible Debt	—	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	—	—	—	—
Weighted average common and potential common shares outstanding	244.6	234.1	249.5	248.0
Basic net income (loss) per common share	$0.21	$(1.07)	$0.77	$0.47
Diluted net income (loss) per common share	$0.20	$(1.07)	$0.73	$0.44

The Company computed basic net income (loss) per common share using net income and the weighted average number of common shares outstanding during the period. The Company computed diluted net income (loss) per common share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive. For the three months ended December 31, 2017, the calculation of diluted net loss per common share excluded 4.4 million common shares from employee equity incentive plans as the related impact would have been anti-dilutive as the Company generated a net loss.  There were no anti-dilutive option shares for the three and nine months ended December 31, 2018 and the nine months ended December 31, 2017.

Diluted net income (loss) per common share for three and nine months ended December 31, 2018 includes 4.6 million shares and 9.8 million shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt. There were no shares issuable upon the exchange of the Company's 2017 Junior Convertible Debt or the Company's 2017 Senior Convertible Debt. The Company's 2007 Junior Convertible Debt was fully settled as of December 31, 2017. For the three months ended December 31, 2017, the calculation of diluted net loss per common share excluded 0.4 million shares and 11.9 million shares issuable upon the exchange of the Company's 2007 Junior Debt, and the Company's 2015 Senior Debt, respectively, as the related impact would have been anti-dilutive as the Company generated a net loss. Diluted net income (loss) per common share for the nine months ended December 31, 2017 included 1.7 million shares issuable upon the exchange of the Company's 2007 Junior Convertible Debt and 9.6 million shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt (see Note 13 for details on the convertible debt).  The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 13 for details on the convertible debt):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
2007 Junior Convertible Debt (1)	$—	$23.49	$—	$23.59
2015 Senior Convertible Debt	$62.72	$63.80	$63.00	$64.07
2017 Senior Convertible Debt	$97.81	$99.50	$98.25	$99.92
2017 Junior Convertible Debt	$96.10	$97.75	$96.53	$98.16
(1) No longer outstanding as of December 31, 2017.

Note 20. Stock Repurchase

The Company's Board of Directors previously approved a share repurchase program under which up to 15.0 million shares of common stock may be repurchased in the open market or in privately negotiated transactions. There were no repurchases of common stock during the three and nine months ended December 31, 2018.  There is no expiration date associated with this repurchase program.  As of December 31, 2018, the Company held approximately 16.3 million shares as treasury shares.

Note 21.	Dividends

A quarterly cash dividend of $0.3645 per share was paid on December 5, 2018 in the aggregate amount of $86.3 million.  A quarterly cash dividend of $0.3650 per share was declared on February 5, 2019 and will be paid on March 7, 2019 to stockholders of record as of February 21, 2019. The Company expects the March 7, 2019 payment of its quarterly cash dividend to be approximately $86.8 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 57 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that uncertain global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The impact of trade restrictions and changes in tariffs;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter, including the impact of product lead times;

•
Our expectation that our March 2019 days of inventory levels will be flat to up 10 days compared to the December 2018 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	That we expect cash payments of approximately $293.1 million after offsets by the utilization of various tax attribute carryforwards in the United States;

•	That the one-time transition tax will be paid over a period of eight years;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in currency rates;

•	That a significant portion of our future cash generation will be in our foreign subsidiaries;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

•	Changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings;

•
That each of these new tax provisions will have an impact on our tax expense for fiscal 2019 and future periods and the increase in the tax expense for Global Intangible Low-Taxed Income will be the most significant:

•	Our ability to collect accounts receivable.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new microcontrollers, digital signal controllers, memory, analog and mixed-signal products, FPGAs, timing systems, Flash-IP, development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

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

Acquisition of Microsemi
On May 29, 2018, we completed our acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of Microchip, was approximately $8.24 billion. In addition to the consideration transferred, we recognized in our consolidated financial statements $3.18 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under our amended and restated revolving line of credit (the "Credit Facility"), $3.00 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of Microchip. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Our primary reason for this acquisition was to expand our range of solutions, products and capabilities by extending our served available market.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense or directly in contributed capital.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and, through December 31, 2018, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees. Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation during the nine months ended December 31, 2018 was $127.5 million, of which $116.6 million was reflected in operating expenses and $10.9 million was reflected in cost of sales.  Total share-based compensation included in our inventory balance was $10.8 million at December 31, 2018.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales.  There was no charge to cost of sales for reduced production levels in each of the nine month periods ended December 31, 2018 and 2017.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We provided valuation allowances for certain of our deferred tax assets, including state net operating loss carryforwards and state tax credits, where it is more likely than not that some portion, or all of such assets, will not be realized. We provided valuation allowances for certain deferred tax assets related to Microsemi. Due to the Tax Cuts and Jobs Act (the "Act"), we released our valuation allowance on foreign tax credits during the period ending March 31, 2018, which was provisional. With the conclusion of our measurement period as allowed under Staff Accounting Bulletin ("SAB") 118, we are not making any changes to our previous release of the valuation allowance on foreign tax credits.

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

In addition to the impacts of tax reform on fiscal 2018, the Act also establishes new tax laws that are effective for our fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions will have an impact on our tax expense for fiscal 2019 and future periods, the increase in tax expense for GILTI is the most significant. In addition, we expect to be impacted by the limitations on the deductibility of interest expense, which we expect to generate disallowed interest expense carryforwards in future periods, causing an increase in our overall deferred tax asset position.

The FASB allows taxpayers to make an accounting policy election of either (1) treating taxes due on GILTI inclusions as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. During the period ended December 31, 2018, we are making a policy choice to include taxes due on the future GILTI inclusion in taxable income when incurred.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.3	38.9	47.5	39.4
Gross profit	56.7	61.1	52.5	60.6

Research and development	15.8	13.2	15.2	13.3
Selling, general and administrative	12.7	11.0	12.8	11.3
Amortization of acquired intangible assets	14.1	12.2	12.4	12.2
Special (income) charges and other, net	(0.1)	—	1.4	0.6
Operating income	14.2%	24.7%	10.7%	23.2%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2018	2017	% Change	2018	2017	% Change
Net sales	$1,374.7	$994.2	38.3%	$4,019.7	$2,978.5	35.0%

The increases in net sales in the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 were due primarily to our acquisition of Microsemi. We sell a large number of products to a large and diverse customer base and, excluding the impact of our Microsemi acquisition, there was not any product, customer or market that accounted for a material portion of the change. The overall average selling price of our products increased significantly during the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 due to our acquisition of Microsemi, whose average selling price is higher than the average selling price of our historical business due to the types of products they offer and the types of customers and markets they serve.

As discussed in the following paragraphs, there were revenue gains across our product lines.  Key factors impacting the amount of net sales during the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 include:

•	our acquisition of Microsemi, which closed on May 29, 2018;

•	global economic conditions in the markets we serve;

•	trade restrictions and changes in tariffs;

•	semiconductor industry conditions;

•	adoption of the new revenue recognition standard (ASC 606) on April 1, 2018;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers, including distributors;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for the three and nine months ended December 31, 2018 and 2017 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2018	%	2017	%	2018	%	2017	%
Microcontrollers	$716.9	52.2%	$660.9	66.5%	$2,218.0	55.2%	$1,961.9	66.0%
Analog, interface, mixed signal and timing products	396.6	28.8	231.5	23.3	1,147.7	28.6	709.7	23.8
Field-programmable gate array products	97.7	7.1	—	—	206.4	5.1	—	—
Memory products	44.0	3.2	48.2	4.8	142.0	3.5	149.7	5.0
Technology licensing	43.4	3.2	27.5	2.8	108.3	2.7	78.3	2.6
Multi-market and other	76.1	5.5	26.1	2.6	197.3	4.9	78.9	2.6
Total net sales	$1,374.7	100.0%	$994.2	100.0%	$4,019.7	100.0%	$2,978.5	100.0%

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 52.2% and 55.2% of our net sales for the three and nine months ended December 31, 2018, respectively, compared to approximately 66.5% and 66.0% of our net sales for the three and nine months ended December 31, 2017, respectively. The decreases are due to our acquisition of Microsemi, whose microcontroller product line accounted for a relatively lower percentage of its total net sales.

Net sales of our microcontroller products increased 8.5% and 13.1% in the three and nine months ended December 31, 2018, respectively, compared to the three and nine months ended December 31, 2017. These sales increases were due primarily to our acquisition of Microsemi.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 28.8% and 28.6% of our net sales for the three and nine months ended December 31, 2018, respectively, compared to approximately 23.3% and 23.8% of our net sales for the three and nine months ended December 31, 2017, respectively. The increases are due to our acquisition of Microsemi, whose analog, interface, mixed signal and timing product line accounted for a relatively higher percentage of its total net sales.

Net sales of our analog, interface, mixed signal and timing products increased 71.3% and 61.7% in the three and nine months ended December 31, 2018, respectively, compared to the three and nine months ended December 31, 2017. These sales increases were due primarily to our acquisition of Microsemi.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as part of our acquisition of Microsemi on May 29, 2018. Sales of our FPGA products accounted for approximately 7.1% and 5.1%, respectively, of our net sales in the three and nine months ended December 31, 2018.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and they are frequently designed into long-lived end applications.

Memory Products

Sales of our memory products accounted for approximately 3.2% and 3.5% of our net sales for the three and nine months ended December 31, 2018, respectively, compared to approximately 4.8% and 5.0% of our net sales for the three and nine months ended December 31, 2017, respectively.

Net sales of our memory products decreased 8.7% and 5.1% in the three and nine months ended December 31, 2018, respectively, compared to the three and nine months ended December 31, 2017. These sales decreases were due primarily to customer demand conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, and fees for engineering services.  Technology licensing accounted for approximately 3.2% and 2.7% of our net sales for the three and nine months ended December 31, 2018, respectively, compared to approximately 2.8% and 2.6% of our net sales for the three and nine months ended December 31, 2017, respectively.

Net sales related to our technology licensing increased 57.8% and 38.3% in the three and nine months ended December 31, 2018, respectively, compared to the three and nine months ended December 31, 2017. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees, the sale of patents and other intellectual property, and general economic and semiconductor industry conditions.

Multi-market and Other

Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 5.5% and 4.9% of our net sales for the three and nine months ended December 31, 2018, respectively, compared to approximately 2.6% of our net sales for each of the three and nine months ended December 31, 2017.

Net sales related to these services and products increased 191.6% and 150.1% in the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017. These increases were due primarily to our acquisition of Microsemi, which significantly increased our portfolio of timing systems products. MMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 49.9% and 50.9% of our net sales in the three and nine months ended December 31, 2018 and approximately 53.7% and 54.2% of our net sales in the three and nine months ended December 31, 2017. The decreases in these percentages in the periods ended December 31, 2018 compared to the periods ended December 31, 2017 are due to our acquisition of Microsemi, whose distributors accounted for a smaller portion of net sales than Microchip's historical business. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Our distributors maintained 36 days of inventory of our products at December 31, 2018 and March 31, 2018.  Our acquisition of Microsemi initially caused an increase in our overall days of inventory maintained by our distributors, however, inventory levels at Microsemi's distributors have decreased since the completion of the acquisition, bringing the overall days of inventory back to our historical levels. Over the past five fiscal years, the days of inventory maintained by our distributors have fluctuated between 31 days and 40 days.  Prior to our adoption of ASU 2014-09-Revenue from Contracts with Customers (Topic 606) on April 1, 2018, we did not believe that inventory holding patterns at our distributors materially impacted our net sales due to the fact that we recognized revenue based on when the distributor sold the product to their customer. Upon our adoption of Topic 606 on April 1, 2018, we are required to recognize revenue from distributors at the time our products are sold to the distributor.  As a result, beginning April 1, 2018, inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the three and nine months ended December 31, 2018 and 2017 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	(unaudited)				(unaudited)
	2018	%	2017	%	2018	%	2017	%
Americas	$346.7	25.2	$172.6	17.4	$967.9	24.1	$537.0	18.0
Europe	285.1	20.7	228.1	22.9	903.3	22.5	697.3	23.4
Asia	742.9	54.1	593.5	59.7	2,148.5	53.4	1,744.2	58.6
Total net sales	$1,374.7	100.0%	$994.2	100.0%	$4,019.7	100.0%	$2,978.5	100.0%

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 80% and 81% of our total net sales in the three and nine months ended December 31, 2018 compared to approximately 85% of our total net sales in each of the three and nine months ended December 31, 2017. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market; however, sales to Asia as a percentage of our total net sales decreased in the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 due to our acquisition of Microsemi, whose sales to customers in Asia accounted for a smaller portion of their total net sales than Microchip's historical business, and to a lesser extent, trade restrictions and changes in tariffs. Sales to customers in the Americas increased as a percentage of total sales in the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 due to our acquisition of Microsemi, which had more concentration in the aerospace and defense industry in the Americas. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2018 was $779.6 million, or 56.7% of net sales, compared to $607.1 million, or 61.1% of net sales, in the three months ended December 31, 2017. Our gross profit in the nine months ended December 31, 2018 was $2,110.9 million, or 52.5% of net sales, compared to $1,805.6 million, or 60.6% of net sales, in the nine months ended December 31, 2017.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $86.0 million and $375.7 million, respectively, in the three and nine months ended December 31, 2018, related to the recognition of acquired inventory at fair value as a result of our acquisition of Microsemi which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down in the three and nine months ended December 31, 2017; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;

•	lower depreciation as a percentage of cost of sales;

•	unabsorbed capacity charges due to operating at below normal capacity; and

•	favorable market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and nine months ended December 31, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $6.9 million and $11.9 million, respectively. During the three and nine months ended December 31, 2017, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels.

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

Our overall inventory levels were $702.5 million at December 31, 2018, compared to $476.2 million at March 31, 2018.  Our overall inventory levels increased since March 31, 2018 because of our acquisition of Microsemi, which had $184.6 million of inventory as of December 31, 2018. We maintained 108 days of inventory on our balance sheet at December 31, 2018 compared to 112 days of inventory at March 31, 2018.  Excluding the impact of the fair value mark-up from our Microsemi acquisition, we would have maintained 123 days of inventory on our balance sheet at December 31, 2018 compared to 112 days of inventory at March 31, 2018. We expect our days of inventory levels in the March 2019 quarter to be flat to up 10 days compared to the December 2018 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 38% and 37% of our assembly requirements were performed in our internal assembly facilities in the three and nine months ended December 31, 2018, respectively, compared to approximately 41% and 39% during the three and nine months ended December 31, 2017, respectively.  Approximately 49% and 48% of our test requirements were performed in our internal test facilities in the three and nine months ended December 31, 2018, respectively, compared to approximately 67% and 62% during the three and nine months ended December 31, 2017, respectively. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. The decreases in the percentage of assembly and test work that was performed internally in the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017 were primarily due to our acquisition of Microsemi, which outsources substantially all of its assembly and test requirements. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 60% and 56% of our net sales came from products that were produced at outside wafer foundries in the three and nine months ended December 31, 2018, respectively, compared to 43% and 42% in the three and nine months ended December 31, 2017. The increases were primarily due to our acquisition of Microsemi, which outsourced substantially all of its wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2018 were $217.7 million, or 15.8% of net sales, compared to $131.6 million, or 13.2% of net sales, for the three months ended December 31, 2017. R&D expenses for the nine months ended December 31, 2018 were $611.6 million, or 15.2% of net sales, compared to $395.7 million, or 13.3% of net sales, for the nine months ended December 31, 2017. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $86.1 million, or 65.4%, for the three months ended December 31, 2018 over the same period last year.  R&D expenses increased $215.9 million, or 54.6%, for the nine months ended December 31, 2018 over the same period last year. The primary reasons for the increases in R&D costs were additional costs from our acquisition of Microsemi.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2018 were $174.8 million, or 12.7% of net sales, compared to $109.1 million, or 11.0% of net sales, for the three months ended December 31, 2017. Selling, general and administrative expenses for the nine months ended December 31, 2018 were $515.5 million, or 12.8% of net sales, compared to $337.6 million, or 11.3% of net sales, for the nine months ended December 31, 2017. Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $65.7 million, or 60.2%, for the three months ended December 31, 2018 over the same period last year.  Selling, general and administrative expenses increased $177.9 million, or 52.7%, for the nine months ended December 31, 2018 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses were additional costs from our acquisition of Microsemi, including approximately $4.8 million and $36.3 million of acquisition-related legal and professional service expenses in the three and nine months ended December 31, 2018, respectively.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2018 was $193.7 million and $497.2 million, respectively, compared to $121.0 million and $362.8 million for the three and nine months ended December 31, 2017, respectively. The primary reason for the increases in acquired intangible asset amortization was increased amortization from our acquisition of Microsemi partially offset by decreased amortization of intangible assets from our prior acquisitions.

Special (Income) Charges and Other, Net

During the three months ended December 31, 2018, we earned special income and other, net of $1.3 million which was comprised primarily of income from legal settlements, which were offset by employee separation costs. During the nine months ended December 31, 2018, we incurred special charges and other, net of $57.0 million which was comprised primarily of $60.5 million of employee separation costs. During the three and nine months ended December 31, 2017, we incurred special charges and other, net of $0.2 million and $17.3 million, respectively. The special charges and other, net incurred in the nine months ended December 31, 2017 is comprised primarily of a $19.5 million charge for fees associated with transitioning from a public utility provider to a lower cost direct access provider. Our restructuring activities include workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. In connection with these activities, we incurred employee separations costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment charges in the nine months ended December 31, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of combining and prioritizing the project roadmaps of the combined companies.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2018 was $0.7 million and $7.3 million, respectively, compared to $6.3 million and $14.4 million, respectively, for the three and nine months ended December 31, 2017. The primary reason for the decreases in interest income relates to lower average cash and investment balances during the three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017. During the nine months ended December 31, 2018, we used a substantial portion of our cash to help finance the purchase price of our acquisition of Microsemi, which closed on May 29, 2018.

Interest expense in the three and nine months ended December 31, 2018 was $137.6 million and $366.7 million, respectively, compared to $49.7 million and $148.7 million for the three and nine months ended December 31, 2017, respectively. The primary reason for the increases in interest expense relates to our additional borrowings to help finance our acquisition of Microsemi.

During the three and nine months ended December 31, 2018, we recognized a loss of $0.2 million and $4.3 million, respectively, in connection with early pay downs of a portion of the outstanding balance on the term loan feature of our credit facility ("Term Loan Facility"). During the three and nine months ended December 31, 2017, we settled the remaining principal of our 2007 junior debt resulting in a loss on settlement of convertible debt of $2.1 million and $16.0 million, respectively.

Other loss, net in the three and nine months ended December 31, 2018 was $2.5 million and $12.4 million, respectively. Other loss, net in the three months ended December 31, 2017 was $2.9 million and other income, net in the nine months ended December 31, 2017 was $7.4 million. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  Our effective tax rates for the nine months ended December 31, 2018 and December 31, 2017 were not meaningful due to the amount of pre-tax income and the tax benefits recorded during the period.

In fiscal 2019, approximately 25% of our net sales are expected to be generated in the U.S. at a combined federal and state effective tax rate that is higher than our overall effective tax rate. We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the nine months ended December 31, 2018 was approximately 22.2% and our domestic statutory tax rate for fiscal 2018 was approximately 32.6%. Our non-U.S. blended statutory tax rates for the nine months ended December 31, 2018 and fiscal 2018 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be, impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Malta and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future, however, we actively seek to obtain new tax holidays or we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. Our Microsemi operations in Malaysia are also subject to a tax holiday that effectively reduces Microsemi’s income tax rate in that jurisdiction. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements. The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 0% effective tax rate.

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

Liquidity and Capital Resources

We had $436.2 million in cash, cash equivalents and short-term investments at December 31, 2018, a decrease of $1.76 billion from the March 31, 2018 balance.  The decrease in cash, cash equivalents and short-term investments over this time period is primarily attributable to $1.74 billion in cash and $8.40 billion from additional debt to fund our acquisition of Microsemi and payoff Microsemi’s existing debt, partially offset by proceeds from new debt issuances of $4.99 billion, net borrowings of $3.33 billion on our Credit Facility and cash generated by operating activities.

Net cash provided from operating activities was $1.27 billion in the nine months ended December 31, 2018, compared to $1.06 billion in the nine months ended December 31, 2017. The increase in net cash provided by operating activities was primarily due to higher cash provided by our acquisition of Microsemi in the nine months ended December 31, 2018.

During the nine months ended December 31, 2018, net cash used in investing activities was $6.77 billion compared to $961.6 million in the nine months ended December 31, 2017.  In the nine months ended December 31, 2018, investing cash flows included net cash and cash equivalents used to finance our acquisition of Microsemi of $7.85 billion net of $340.0 million of cash and cash equivalents acquired, offset by net cash inflows of $1.28 billion due to the sale of available-for-sale debt securities to fund our acquisition of Microsemi, and capital expenditures of $188.8 million. During the nine months ended December 31, 2017, net investing activities resulted in a use of cash of $961.6 million primarily the net change in our investments, capital purchases and sale of assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2018 were $188.8 million compared to $148.4 million in the nine months ended December 31, 2017.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  Capital expenditures in the first nine months of fiscal 2018 were relatively less than we had experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding technology platforms and other manufacturing activities. We currently intend to spend between $125 million and $150 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash provided by financing activities was $5.03 billion in the nine months ended December 31, 2018 compared to net cash used in financing activities of $335.1 million in the nine months ended December 31, 2017.  The cash flows provided by financing activities during the nine months ended December 31, 2018, were favorably impacted by net proceeds from amounts borrowed to fund our acquisition of Microsemi. Financing activities in the nine months ended December 31, 2017 included $73.4 million in cash used to settle conversions of our 2007 Junior Debt. Significant transactions affecting our net financing cash flows include:

•	net proceeds of $3.73 billion from borrowings under our Credit Facility;

•	net proceeds of $1.99 billion from the issuance of our Senior Secured Notes;

•	$3.0 billion of proceeds under our new Term Loan Facility;

•	$2.06 billion of cash used to pay off Microsemi's existing debt;

•	$1.27 billion of cash used to pay down principal on the Term Loan Facility and the Credit Facility, and

•	cash dividends paid to our stockholders of $257.8 million and $252.4 million during the nine months ended December 31, 2018 and 2017, respectively.

On May 29, 2018, we completed the acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards for our common stock, was approximately $8.24 billion. In addition to the consideration transferred, we recognized $3.18 billion in liabilities in our consolidated financial statements of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under our Credit Facility, $3.00 billion under the term loan feature of the Credit Facility ("Term Loan Facility"), and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in acquisition costs related to the acquisition. At December 31, 2018, we had $2.71 billion of outstanding borrowings under the Term Loan Facility.

In May 2018, we entered into an amended and restated credit agreement which provides for a revolving loan facility in an aggregate principal amount of approximately $3.84 billion, which was reduced to $3.60 billion in the second quarter of fiscal 2019 through the canceling of the 2020 Tranche, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The revolving loan facility consists of approximately $3.60 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate plus a spread of 1.00% to 2.00%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At December 31, 2018, we had $2.74 billion of outstanding borrowings under the revolving loan facility and no borrowings at March 31, 2018. See Note 13 of the notes to our condensed consolidated financial statements for more information regarding our Credit Facility.

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

The enactment of the Act in December 2017 imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time, no longer has a significant impact on our liquidity.  Future distributions of non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  As a result of the Act, as of March 31, 2018, we recognized a one-time provisional transition tax expense of $644.7 million on accumulated unrepatriated foreign earnings. As we concluded with our measurement period in accordance with SEC Staff Accounting Bulletin ("SAB") 118, we finalized our calculations of the transition tax expense during the period ended December 31, 2018. As such, we increased our March 31, 2018 provisional amount by $13.1 million to $657.8 million, of which we expect cash payments of approximately $293.1 million after offsets by the utilization of various tax attribute carryforwards in the United States. This tax is to be paid over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025 and 2026.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2018, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the nine months ended December 31, 2018.  As of December 31, 2018, we held approximately 16.3 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3645 per share was paid on December 5, 2018 in the aggregate amount of $86.3 million. A quarterly dividend of $0.3650 per share was declared on February 5, 2019 and will be paid on March 7, 2019 to stockholders of record as of February 21, 2019. We expect the aggregate cash dividend for March 2019 to be approximately $86.8 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

There have not been any material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, other than those obligations at December 31, 2018 that resulted from our acquisition of Microsemi including amounts borrowed to fund such acquisition. The following table summarizes our significant contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2018 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$140.0	$13.9	$79.9	$34.4	$11.8
Capital purchase obligations (2)	27.9	27.9	—	—	—
Other purchase obligations and commitments (3)	90.0	90.0	—	—	—
Term Loan Facility (4)	3,512.5	30.7	249.6	249.2	2,983.0
Revolving Credit Facility(5)	3,286.0	31.0	248.5	248.5	2,758.0
2023 and 2021 Senior Notes	2,293.1	—	165.1	1,106.3	1,021.7
2017 Senior Convertible Debt (6)	2,356.0	16.8	67.3	67.3	2,204.6
2015 Senior Convertible Debt (7)	1,907.3	14.0	56.1	56.1	1,781.1
2017 Junior Convertible Debt (8)	971.1	7.1	30.9	30.9	902.2
Pension obligations (9)	16.2	0.3	2.1	3.2	10.6
Transition tax obligation (10)	258.1	10.9	46.9	66.5	133.8
Total contractual obligations (11)	$14,858.2	$242.6	$946.4	$1,862.4	$11,806.8

(1) Operating lease obligations include $19.5 million of future lease payments which is recorded as a liability on the balance sheet as of December 31, 2018. This obligation is due under an operating lease from our acquisition of Atmel for a building in San Jose, California.
(2) Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of December 31, 2018, as we have not yet received the related goods or taken title to the property.

(3)
Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries of approximately $90.0 million for delivery of wafers in fiscal 2019.

(4)	The Term Loan Facility matures on May 18, 2023.

(5)	For purposes of this table we have assumed that the principal of our 2023 revolving loans outstanding at December 31, 2018 will be paid on May 18, 2023, which is the maturity date of such borrowings.

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
(10)During fiscal 2018, we recognized a provisionary one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $644.7 million, as a result of the recent U.S. tax reform. As of December 31, 2018, with the conclusion of the measurement period in accordance with SAB 118, we increased this amount by $13.1 million to $657.8 million, of which we expect cash payments of approximately $293.1 million after offsets by the utilization of various tax attribute carryforwards in the United States. Our first payment on this obligation of $35.0 million was made in the quarter ended September 30, 2018 and we expect future cash payments of approximately $258.1 million. This tax is to be paid over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025, and 2026.
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

Off-Balance Sheet Arrangements (Including Guarantees)

As of December 31, 2018, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. In the ordinary course of business, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2018, our long-term debt totaled $11.94 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.48 billion as of December 31, 2018. We do have interest rate exposure with respect to the $5.46 billion balance of our variable interest rate debt outstanding as of December 31, 2018. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $27.3 million.

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

Changes in Internal Control over Financial Reporting

On May 29, 2018, we completed our acquisition of Microsemi which operated under its own set of systems and internal controls. During the three months ended December 31, 2018, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2019.

Other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended December 31, 2018, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Tax Cuts and Jobs Act of 2017 (the Act);

•	new accounting pronouncements or changes in existing accounting standards and practices, including the impact of the new revenue recognition standard (ASC 606) on our financial statements;

•	our ability to continue to realize the expected benefits of our acquisitions including our recent acquisition of Microsemi;

•	our ability to ramp our factory capacity to meet customer demand;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter, including the impact of product lead times;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	trade restrictions and changes in tariffs, including those impacting China;

•	announcements of other significant acquisitions by us or our competitors;

•
disruptions in our business or our customers' businesses due to terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns, fires, natural disasters or disruptions in the transportation system;

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	costs and outcomes of any current or future tax audits or any litigation or claims involving intellectual property, our Microsemi acquisition, customers or other issues;

•	fluctuations in commodity or energy prices; and

•	property damage or other losses, whether or not covered by insurance.

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

As of December 31, 2018, the principal amount of our outstanding indebtedness was $11.94 billion. In connection with our acquisition of Microsemi, which closed on May 29, 2018, we incurred additional debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our new term loan facility, and $2.00 billion in newly issued senior secured notes. At December 31, 2018, we had $2.74 billion in outstanding borrowings under our revolving line of credit which was comprised of $3.60 billion of revolving loan commitments that terminate in 2023. At December 31, 2018, we had $2.71 billion of outstanding borrowings under the term loan facility. In February 2017, we issued $2,645.0 million of aggregate principal value of senior and junior convertible debt.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2019, approximately 56% of our net sales came from products that were produced at outside wafer foundries compared to 42% of our net sales in fiscal 2018. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2019, approximately 63% of our assembly requirements and 52% of our test requirements were performed by third party contractors compared to approximately 58% of our assembly requirements and 36% of our test requirements during fiscal 2018. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Microsemi, Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the three and nine months ended December 31, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $6.9 million and $11.9 million. We operated at normal capacity levels during fiscal 2018.

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

Sales through distributors accounted for approximately 51% of our net sales in the first nine months of fiscal 2019 and approximately 54% of our net sales in fiscal 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. Also, the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, the U.S. administration has recently increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China administration has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the impact of these tariffs on our business; however, there remains a possibility of future tariffs imposed by the U.S., China or other countries. If the U.S. were to impose additional tariffs on components or equipment that we or our suppliers source from China, our cost for such components or equipment would likely increase. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for equipment which we need for capacity expansion at certain of our manufacturing facilities. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

We are currently, and in the future may be, involved in legal proceedings or claims regarding patent infringement, other intellectual property rights, product failures, our Microsemi acquisition, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers or our licensees. These legal proceedings and claims, even if meritless, could result in substantial costs to us and divert our resources. If we are not able to resolve a claim, settle a matter, obtain necessary licenses on commercially reasonable terms, reengineer our products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take an appropriate charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2019, approximately 81% of our net sales were made to foreign customers, including 23% in China, 14% in Taiwan, and 10% in Germany. During fiscal 2018, approximately 85% of our net sales were made to foreign customers, including 30% in China, 11% in Taiwan, and 8% in Germany. During the first nine months of fiscal 2019, our acquisition of Microsemi and our transition to sell-in revenue recognition contributed to the changes in net sales by country.

A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, the trade relationship between the U.S. and China has worsened, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. The U.S. administration has increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China administration has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the impact of these tariffs on our products; however, there remains a possibility of future tariffs imposed by the U.S., China or other countries that could have a material adverse effect on our products. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our customers.

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

If any of these risks materialize, or are worse than we anticipate, our sales could decrease and our operating results could suffer, we could face an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Further changes in trade policy, tariffs, additional taxes, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

Our contractual relationships with our customers expose us to risks and liabilities.

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 122,000 customers and our ten largest direct customers made up approximately 10% of our total revenue for the nine months ended December 31, 2018 and six of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

A significant portion of the sales of Microsemi (which we acquired in May 2018) are from or are derived from government agencies or customers whose principal sales are to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities and policy changes.  Future sales to U.S. government agencies or customers are also subject to uncertain government appropriations and national defense policies and priorities, including the constraints of the budgetary process, changes in the timing and potential spending priorities and the impact of any past or future government shutdowns, contract terminations or renegotiations, or future sequestrations.  Such sales are also subject to uncertainties related to  monetary, regulatory, tax and trade policies implemented by current or future administrations or by Congress.

In the past, Microsemi has experienced delays and reduction in appropriations on programs that included its products. For example, there were federal government shutdowns from January 20, 2018 to January 23, 2018 and from December 22, 2018 through January 25, 2019. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If the U.S. government fails to complete its annual budget process or to provide for a continuing resolution to fund government operations, another federal government shutdown may soon occur, during which time we may experience further delays and reductions in appropriations or reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs, may adversely impact the contracting environment and our operating results.

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

If we fail to maintain proper and effective internal control or remediate current or future deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

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

Regulatory authorities in jurisdictions into or from which we ship our products could levy fines, restrict or delay our ability to export or transfer products, or increase costs associated with the manufacture or transfer of products.

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

For certain of our products associated with our Microsemi acquisition, we rely on U.S. export licenses to ship our products to non-U.S. customers. In 2018, there was a federal government shutdown from January 20, 2018 to January 23, 2018 and a second shutdown from December 22, 2018 through January 25, 2019. Due to the U.S. federal government shutdown, the agency that approves these export licenses was temporarily closed. This resulted in a delay in certain shipments that were scheduled to ship within the quarter. This delay can have an adverse impact on revenue within the quarter of the government shutdown, and in the following quarter depending on the ability of the governmental agency to expedite processing of licenses delayed during the shutdown.

The U.S. and other countries have levied tariffs and taxes on certain goods. Trade tensions between the U.S. and China escalated in 2018, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. goods. Some of our products were affected by the increased tariffs. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by the U.S. and Chinese administrations. Increased tariffs on our customers' products could impact their sales of their products, and increased tariffs on our products in comparison to those of our competitors, could each result in lower demand for our products. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. The adoption of the Act significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign-sourced earnings. The new legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the Act, along with the state tax impact of these changes and potential future cash distributions, will likely have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	our ability to realize the expected benefits of our acquisition of Microsemi;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	any other acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2018, we had goodwill of $6.78 billion and net intangible assets of $6.63 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2019 or in fiscal 2018.  In the nine months ended December 31, 2018, we recognized $3.1 million of intangible asset impairment charges. No material intangible asset impairment charges were recorded in fiscal 2018. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $64.0 million at December 31, 2018. Most of these plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1.0 million in fiscal 2019 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We did not repurchase any shares of our common stock in the three months ended December 31, 2018.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 6, 2019	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Vice President and Chief Financial Officer
(Duly Authorized Officer, and
Principal Financial and Accounting Officer)