Form 10-K
period 2019-03-31
MICROCHIP TECHNOLOGY INC
filed 2019-05-30
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number:  0-21184

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
(Address of Principal Executive Offices, Including Zip Code)

(480) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	MCHP	NASDAQ® Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒    Yes    ☐    No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐    Yes    ☒    No

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2018 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $18,239,644,611.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 28, 2019: 237,926,508 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the 2019 Annual Meeting of Stockholders	III

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

Item 1.   BUSINESS

We develop, manufacture and sell specialized semiconductor products used by our customers for a wide variety of embedded control applications. Our product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, 32-bit microprocessors, field-programmable gate array (FPGA) products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and Metal Oxide Semiconductor Field Effect Transistors (MOSFETS), radio frequency (RF), timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories, Serial Electrically Erasable Random Access Memory (EERAM) and Serial Static Random Access Memory (SRAM). We also license Flash-IP solutions that are incorporated in a broad range of products.  Our synergistic product portfolio targets thousands of applications worldwide and a growing demand for high-performance designs in the automotive, aerospace, defense, space, communications, computing, consumer and industrial control markets.  We comply with several quality systems, including: ISO9001 (2015 version), IATF16949 (2016 version), AS9100 (2016 version), and TL9000.

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

Acquisition of Microsemi

On May 29, 2018, we completed our acquisition of Microsemi Corporation (Microsemi), a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of Microchip, was approximately $8.24 billion. In addition to the consideration transferred, we recognized in our consolidated financial statements $3.23 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion of loans under our revolving line of credit (the "Revolving Credit Facility"), $3.00 billion of term loans ("Term Loan Facility") provided under our amended and restated Credit Agreement, and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of Microchip. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Our primary reason for this acquisition was to expand our range of solutions, products and capabilities by extending our served available market.

Industry Background

Competitive pressures require original equipment manufacturers (OEM) of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:

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

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:

•	automotive comfort, safety, information and entertainment applications

•	remote control devices

•	handheld tools

•	large and small home appliances

•	portable computers and accessories

•	robotics

•	energy monitoring

•	thermostats

•	motor controls

•	security systems

•	smoke and carbon monoxide detectors

•	consumer electronics

•	power supplies

•	applications needing touch buttons, touch screens and graphical user interfaces

•	medical devices

•	avionics

•	actuators

•	satellite power systems

•	routers and video surveillance systems

•	storage and server systems

•	communication infrastructure systems

Embedded control systems typically incorporate a microcontroller as the principal active, and sometimes sole, component.  A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on-board non-volatile program memory for program storage, random access memory for data storage and various analog and digital input/output peripheral capabilities.  In addition to the microcontroller, a complete embedded control system often incorporates application-specific software, various analog, mixed-signal, timing, connectivity, security and non-volatile memory components such as EEPROMs and Flash memory.

The increasing demand for embedded control has made the market for microcontrollers a significant segment of the semiconductor market at $19 billion in calendar year 2018.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the end customer system is manufactured. Some versions of FPGAs also include a microcontroller or microprocessor core to provide additional system on chip functionality for compute intensive tasks. The analog and mixed-signal segment of the semiconductor market is very large at $56 billion in calendar year 2018, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on embedded control solutions, including:

•	general purpose and specialized microcontrollers and 32-bit microprocessors

•	wired and wireless connectivity products

•	development tools and related software

•	FPGA products

•	analog, interface, mixed signal, timing, timing systems and security products

•	discrete diodes and MOSFETS

•	memory products

•	technology licensing

We provide cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under multiple brand names.  We believe that our microcontroller product families provide leading function and performance characteristics in the worldwide microcontroller market. With over 3,700 microcontrollers in our product portfolio, we target the 8-bit, 16-bit, and 32-bit microcontroller and 32-bit embedded microprocessor markets.   We have shipped more than 25 billion microcontrollers to customers worldwide since 1990.  We also offer specialized microcontrollers for automotive, industrial, computing, communications, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity.

We leverage our circuit design, process technologies, development tools, applications knowledge, and manufacturing experiences to enable our customers to implement various embedded control functions in their end systems with our microcontrollers.

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

Many independent companies also develop and market application development tools that support our microcontroller product architectures, including an extensive amount of third-party tool suppliers whose products support our microcontroller architectures.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as a part of our acquisition of Microsemi. Our portfolio of non-volatile FPGAs range in densities from 100 to 481,000 logic elements and are recognized for their low power, high security and extended reliability. We market and sell our FPGA products and related solutions into a broad range of applications with the industrial, defense, aviation, space and communication markets.

We offer a comprehensive set of development tools for our FPGA products. These tools enable system designers to visualize, implement, simulate and program complex logic functions in the FPGA. Our development tool suite manages the entire design flow from design entry, simulation, synthesis, through place-and-route, timing, and power analysis. We also provide C/C++ development and debugging environment to support our FPGAs that implement embedded microcontrollers or microprocessor cores.

Analog, Power, Interface, Mixed Signal and Timing Products

Our analog, power, interface, mixed signal and timing products consist of several families with over 7,850 power management, linear, mixed-signal, high voltage, thermal management, discrete diodes and MOSFETS, radio frequency (RF), drivers, safety, security, timing, USB, ethernet, wireless and other interface products.

We market and sell our analog, power, interface, mixed signal and timing products into our microcontroller, microprocessor and FPGA customer base, and to customers who use microcontrollers and FPGA products from other suppliers and to customers who use other products that may not fit our traditional microcontroller, FPGA and memory products customer base.

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

Technology Licensing

Our technology licensing business generates license fees and royalties associated with technology licenses for the use of our SuperFlash® embedded flash and Smartbits® one time programmable NVM technologies. We also generate fees for engineering services related to these technologies.  We license our NVM technologies to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products, gate array, RF, analog and neuromorphic compute products that require embedded non-volatile memory.

Multi-Market and Other

Our multi-market and other business offers manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, complex programmable logic devices, products for aerospace applications and timing systems.

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsource all or substantial portions of their manufacturing.

Our manufacturing facilities are located in:

•	United States

◦	Chandler, Arizona (wafer probe)

◦	Tempe, Arizona (Fab 2)

◦	Gresham, Oregon (Fab 4)

◦	Colorado Springs, Colorado (Fab 5)

◦	Garden Grove, California (manufacturing, R&D and administrative)

◦	San Jose, California (design, R&D, and administrative)

◦	Simsbury, Connecticut (manufacturing, R&D and administrative)

◦	Beverly, Massachusetts (manufacturing)

◦	Lawrence, Massachusetts (manufacturing and administrative)

◦	Lowell, Massachusetts (wafer fabrication, assembly and test, R&D, warehousing and administrative)

◦	Mt. Holly Springs, Pennsylvania (manufacturing, R&D and administrative)

•	Thailand

◦	Chacherngsao (wafer probe, assembly and test)

•	Philippines

◦	Calamba, Laguna (wafer probe and test)

•	France

◦	Nantes, Loire-Atlantique (design, engineering, test, probe, administrative and warehousing)

•	Ireland

◦	Ennis, County Clare (manufacturing)

•	Germany

◦	Neckarbischofsheim, Baden-Württemberg (manufacturing and administrative)

◦	Teltow, Brandenburg (wafer fabrication, assembly and test, wafer probe, R&D, warehousing and administrative)

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, but predominantly utilizes our 0.5 microns to 1.0 microns processes.  During fiscal 2019, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2019, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.

Fab 5 is a 6-inch wafer fabrication facility that currently utilizes processes from 0.25 microns to 1.0 microns. During fiscal 2019, we made use of the existing capacity of Fab 5 to support demand.

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

We augment our internal manufacturing capabilities by outsourcing a portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions in recent years, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2019, approximately 57% of our sales came from products that were produced at outside wafer foundries.

As a result of our acquisition of Microsemi, we acquired several smaller wafer fabrication facilities, which utilize older technologies that are appropriate for the discrete products they manufacture. We plan to operate these fabrication facilities with modest investment to keep them operational with the exception of the facility in Bend, Oregon, which discontinued production in March 2019.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2019, we increased capacity at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2019, approximately 38% of our assembly requirements were being performed in our internal facilities and approximately 49% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. Over time, we intend to continue to migrate a portion of the outsourced assembly and test activities to our internal facilities.

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

The following table summarizes our long-lived assets (consisting of property, plant and equipment) by geography at the end of fiscal 2019, fiscal 2018 and fiscal 2017 (in millions).

	March 31,
	2019	2018	2017
United States	$521.1	$393.3	$388.5
Thailand	209.3	215.5	178.0
Various other countries	266.3	159.1	116.8
Total long-lived assets	$996.7	$767.9	$683.3

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

Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our client engagement managers, embedded system engineers (ESEs), and sales management have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  ESEs also frequently conduct technical seminars and workshops in major cities around the world.

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

In fiscal 2019, we derived 51% of our net sales through distributors and 49% of our net sales from customers serviced directly by us. In fiscal 2018, we derived 54% of our net sales through distributors and 46% of our net sales from customers serviced directly by us. In fiscal 2017, we derived 55% of our net sales through distributors and 45% of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which made up 10% of our net sales, no other distributor or end customer accounted for more than 10% of our net sales in fiscal 2019. In fiscal 2018 and fiscal 2017, no distributor or end customer accounted for more than 10% of our net sales.

We do not have long-term agreements with our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

Backlog

As of April 30, 2019, our backlog was approximately $2,378.9 million, compared to $1,833.9 million as of April 30, 2018.  Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months.

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

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, some of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.  We also compete with a number of companies that we believe have copied, cloned, pirated or reverse engineered our proprietary product lines in such countries as China and Taiwan.  We are continuing to take actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis.

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:

•	performance

•	analog, digital and mixed signal functionality and level of functional integration

•	field programmability

•	memory density

•	low power consumption

•	extended voltage ranges

•	reliability

•	packaging alternatives

•	completeness of development tool line

We believe that other important competitive factors in the embedded control market include:

•	ease of use

•	functionality of application development systems

•	dependable delivery, quality and availability

•	technical and innovative service and support

•	time to market

•	price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates through 2038.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Employees

As of March 31, 2019, we had 18,286 employees.  We have never had a work stoppage and believe that our employee relations are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2019:

Name	Age	Position
Steve Sanghi	63	Chief Executive Officer and Chairman of the Board
Ganesh Moorthy	59	President and Chief Operating Officer
J. Eric Bjornholt	48	Senior Vice President, Chief Financial Officer
Stephen V. Drehobl	57	Senior Vice President, MCU8 and MCU16 Business Units
Mitchell R. Little	67	Senior Vice President, Worldwide Client Engagement
Richard J. Simoncic	55	Senior Vice President, Analog Power and Interface Business Units

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

Mr. Bjornholt was promoted to Senior Vice President in 2019 and has served as Vice President of Finance since 2008 and as Chief Financial Officer since January 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Master's degree in Taxation from Arizona State University and a B.S. degree in Accounting from the University of Arizona.

Mr. Drehobl was promoted to Senior Vice President in 2019 and has served as Vice President of the MCU8 business unit and various other divisions and business units since July 2001. He has been employed by Microchip since August 1989 and has served as a Vice President in various roles since February 1997.  Mr. Drehobl holds a Bachelor of Technology degree from the University of Dayton.

Mr. Little was promoted to Senior Vice President in 2019 and has served as Vice President of Worldwide Sales since July 2000.  He has been employed by Microchip since 1989 and has served as a Vice President in various roles since September 1993.  Mr. Little holds a B.S. degree in Engineering Technology from United Electronics Institute.

Mr. Simoncic was promoted to Senior Vice President in 2019 and has served as Vice President, Analog Power and Interface Business Units since September 1999.  From October 1995 to September 1999, he served as Vice President in various roles.  Since joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry or political conditions in the U.S. or internationally;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Tax Cuts and Jobs Act of 2017 (the "Act");

•	new accounting pronouncements or changes in existing accounting standards and practices;

•	our ability to continue to realize the expected benefits of our acquisitions including our acquisition of Microsemi;

•	our ability to ramp our factory capacity to meet customer demand;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter, including the impact of product lead times;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	trade restrictions and changes in tariffs, including those impacting China;

•	announcements of other significant acquisitions by us or our competitors;

•
disruptions in our business or our customers' businesses due to cybersecurity incidents, terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns, fires, natural disasters or disruptions in the transportation system;

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

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures including our acquisition of Microsemi.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On May 29, 2018, we completed our acquisition of Microsemi, which was our largest and most complex acquisition ever. In addition, in April 2016, we completed our acquisition of Atmel; and in August 2015, we completed our acquisition of Micrel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation and disputes related to such businesses and transactions. See Note 13 to our consolidated financial statements for information regarding pending litigation. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

As of March 31, 2019, the principal amount of our outstanding indebtedness was $11.66 billion. In connection with our acquisition of Microsemi, which closed on May 29, 2018, we incurred debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our new term loan facility, and $2.00 billion in newly issued senior secured notes. At March 31, 2019, we had $3.27 billion in outstanding borrowings under our revolving line of credit which provides $3.60 billion of revolving loan commitments that terminate in 2023. At March 31, 2019, we had $1.91 billion of outstanding borrowings under the term loan facility. In February 2017, we issued $2.65 billion of aggregate principal value of senior and junior convertible debt.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2019 and fiscal 2018, approximately 57% and 42%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during fiscal 2019, approximately 62% of our assembly requirements and 51% of our test requirements were performed by third party contractors compared to approximately 58% of our assembly requirements and 36% of our test requirements during fiscal 2018. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Microsemi, Atmel, Micrel, SMSC, Supertex and ISSC. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. In fiscal 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $19.0 million. We operated at normal capacity levels during fiscal 2018.

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

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 51% of our net sales in fiscal 2019 and approximately 54% of our net sales in fiscal 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs or increase costs due to increased tariffs or other factors.

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. Also, the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, the U.S. government has recently increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending June 30, 2019 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for equipment which we need for capacity expansion at certain of our manufacturing facilities. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

Interruptions in our IT systems, unauthorized access to our IT systems or improper handling of data, could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex IT systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

From time to time, we have experienced verifiable attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems. For example, we have learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We have engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. We have taken steps to identify malicious activity on our network including a compromise of our network and, as of the date of this filing, we are implementing a containment plan. We are continuing to evaluate the effectiveness of the containment plan and the amount and content of the information that was compromised and to implement additional remedial actions. At this time, we do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. However, we are still evaluating the amount and type of data that was compromised and there can be no assurance as to what the impact of this IT system compromise will be. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, has concluded that our internal controls related to IT system access were not effective as of March 31, 2019 resulting in a material weakness in our internal controls. For additional information, refer to Item 9A "Controls and Procedures."

Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have implemented improvements to our protective measures which include, but are not limited to, the following: firewalls, antivirus measures, patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. As a result of the material weakness in our internal controls resulting from the IT systems compromise, we have taken remediation actions and implemented additional controls. There can be no assurance that such system improvements will be sufficient to prevent or limit the damage from any future cyber attacks or disruptions. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

If we fail to remediate our recently identified material weaknesses and achieve and maintain proper and effective internal control and remediate current or future deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

As discussed in Item 9A “Controls and Procedures” in this report on Form 10-K, in the fourth quarter of fiscal 2019, we identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Internal controls related to such matters are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weaknesses, but our efforts may not be successful. If we are unable to remediate the material weaknesses in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. In addition to the recently identified material weaknesses related to accounting for income taxes and to IT system access, we have from time to time identified significant deficiencies related to other matters. If we fail to remediate our material weaknesses or significant deficiencies or to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board (FASB) and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Business interruptions to our operations or the operations of our key vendors, subcontractors, licensees or customers, whether due to natural disasters, cybersecurity incidents, or other events, could harm our business.

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

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks including risks from recent increases in tariffs.

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2019, approximately 80% of our net sales were made to foreign customers, including 22% in China and 13% in Taiwan. During fiscal 2018, approximately 85% of our net sales were made to foreign customers, including 30% in China and 11% in Taiwan. In fiscal 2019, our acquisition of Microsemi and our transition to sell-in revenue recognition contributed to the changes in net sales by country.

A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market may make it difficult for us to achieve our desired sales volumes in China. In particular, the trade relationship between the U.S. and China has worsened, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. The U.S. government has increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending June 30, 2019 or future periods. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our customers.

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

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability;

•	trade restrictions and changes in tariffs;

•	potentially adverse tax consequences;

•	economic uncertainty in the worldwide markets served by us;

•	import and export license requirements and restrictions;

•	changes in rules and laws related to taxes, environmental, health and safety, technical standards and consumer protection in various jurisdictions;

•	currency fluctuations and foreign exchange regulations;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions due to cybersecurity incidents;

•	disruptions in international transport or delivery;

•	public health conditions; and

•	difficulties in collecting receivables and longer payment cycles.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 121,000 customers and our ten largest direct customers made up approximately 11% of our total revenue for fiscal 2019 and six of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

A significant portion of the sales of Microsemi (which we acquired in May 2018) are from or are derived from government agencies or customers whose principal sales are to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities and policy changes.  Future sales to U.S. government agencies or customers are also subject to uncertain government appropriations and national defense policies and priorities, including the constraints of the budgetary process, changes in the timing and potential spending priorities and the impact of any past or future government shutdowns, contract terminations or renegotiations, or future sequestrations.  Such sales are also subject to uncertainties related to  monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

In the past, Microsemi has experienced delays and reductions in appropriations on programs that included its products. For example, there were federal government shutdowns from January 20, 2018 to January 23, 2018 and from December 22, 2018 through January 25, 2019. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If the U.S. government fails to complete its annual budget process or to provide for a continuing resolution to fund government operations, another federal government shutdown may occur, during which time we may experience further delays and reductions in appropriations or reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs, may adversely impact the contracting environment and our operating results.

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

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when a foreign currency significantly declines in value in relation to the U.S. dollar, customers transacting in that foreign currency may find it more difficult to fulfill their previously committed contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar is significantly declining in relation to the British pound, Euro, Thai baht, Taiwan dollar and Malaysian ringgit, the operational costs in our European and Thailand subsidiaries are adversely affected. Although our business has not been materially adversely impacted by recent changes in the value of the U.S. dollar, there can be no assurance as to the future impact that any weakness or strength in the U.S. dollar will have on our business or results of operations.

The occurrence of events for which we are self-insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.

We have insurance contracts with independent insurance companies related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In these circumstances, we believe that it is more cost effective for us to self-insure certain risks than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to certain property, product defects, cybersecurity matters, employment risks, environmental matters, political risks, and intellectual property matters. Should there be a loss or adverse judgment or other decision in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

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

A significant portion of our sales are made through the exporting and importing of products. In addition to local jurisdictions' trade regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

For certain of our products associated with our Microsemi acquisition, we rely on U.S. export licenses to ship our products to non-U.S. customers. In 2018, there was a federal government shutdown from January 20, 2018 to January 23, 2018 and a second shutdown from December 22, 2018 through January 25, 2019. Due to the U.S. federal government shutdown, the agency that approves these export licenses was temporarily closed. This resulted in a delay in certain shipments that were scheduled to ship within the quarter. Although this delay did not result in a material adverse impact on our revenue in previous quarters, it could have a material adverse impact on our revenue within the quarter of any future government shutdown, and in the following quarter depending on the ability of the governmental agency to expedite processing of licenses delayed during the shutdown.

The U.S. and other countries have levied tariffs and taxes on certain goods. Trade tensions between the U.S. and China escalated in 2018 and 2019, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. goods. Some of our products were affected and are continuing to be affected by the increased tariffs. Higher duties on existing tariffs and further rounds of tariffs have been recently announced or threatened by the U.S. and Chinese administrations. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending June 30, 2019 or future periods. Increased tariffs on our customers' products could impact their sales of their products, and increased tariffs on our products in comparison to those of our competitors, could each result in lower demand for our products. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products, which could have a material adverse effect on our business, results of operations or financial conditions.

The outcome of future examinations of our income tax returns could have an adverse effect on our results of operations.

We are subject to examination of our income tax returns by the IRS and other tax authorities for fiscal 2007 and later. We are subject to certain income tax examinations in foreign jurisdictions for fiscal 2007 and later.

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results or the operating results of other technology companies;

•	our ability to continue to realize the expected benefits of our acquisition of Microsemi;

•	general conditions in the semiconductor industry;

•	global economic and financial conditions;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	any other acquisitions we pursue or complete; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2019, we had goodwill of $6.66 billion and net intangible assets of $6.69 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2019 or fiscal 2018.  In fiscal 2019, we recognized $3.1 million of intangible asset impairment charges. No material intangible asset impairment charges were recorded in fiscal 2018. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $72.7 million at March 31, 2019. Most of these plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1.3 million in fiscal 2020 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

At March 31, 2019, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Uses
Gresham, Oregon	826,500	Wafer Fabrication (Fab 4); R&D Center; Administrative Offices; and Warehousing
Chandler, Arizona	687,000	Executive and Administrative Offices; Wafer Probe; R&D Center; Sales and Marketing; and Computer and Service Functions
Chacherngsao, Thailand	489,000	Assembly and Test; Wafer Probe; Sample Center; Warehousing; and Administrative Offices
Colorado Springs, Colorado	480,000	Manufacturing, Test, Research and Development, Computer and Service Functions, Design and Engineering
Calamba, Philippines	460,000	Wafer Probe, Test, Warehousing and Administrative Offices
Tempe, Arizona	457,000	Wafer Fabrication (Fab 2); R&D Center; Administrative Offices; and Warehousing
Bangalore, India	294,000	Research and Development; Sales and Marketing Support, and Administrative Offices
Chacherngsao, Thailand	215,000	Assembly and Test; Warehousing; and Administrative Offices
Rousset, France	170,000	Design, Engineering, Test and Administrative
Lawrence, Massachusetts	160,000	Manufacturing and Administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and Administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and Administrative offices
San Jose, California	98,000	Design, Engineering, and Administrative
Chennai, India	91,000	Design and Engineering
Neckarbischofsheim, Germany	80,000	Manufacturing and Administrative offices
Nantes, France	77,000	Design, Engineering, Test and Probe, Administrative and Warehousing
San Jose, California	71,000	Design, Engineering, and Administrative
San Jose, California	57,000	Design, Engineering, and Administrative
Beverly, Massachusetts	52,103	Manufacturing
Heilbronn, Germany	46,000	Design, Engineering and Administrative
Karlsruhe, Germany	43,000	Design, Engineering and Administrative
Ennis County, Ireland	40,000	Manufacturing
Simsbury, Connecticut	32,500	Manufacturing, R&D and Administrative offices
Shanghai, China	21,000	Research and Development; Marketing Support, and Administrative Offices
Hsinchu, Taiwan	15,000	Design, Engineering and Administrative

Our Chennai, India facility is currently under construction which will add 96,000 square feet of office space.

In addition to the facilities we own, we lease several research and development facilities and sales offices in North America, Europe and Asia.  Our aggregate monthly rental payment for our leased facilities is approximately $4.6 million.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 46 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3.    LEGAL PROCEEDINGS

Refer to Note 13 to our consolidated financial statements for information regarding legal proceedings.

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

Comparison of 5 year Cumulative Total Return*
*$100 invested on March 31, 2014 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	Cumulative Total Return
	March 2014	March 2015	March 2016	March 2017	March 2018	March 2019
Microchip Technology Incorporated	100.00	105.55	107.37	168.33	212.04	195.92
S&P 500 Stock Index	100.00	112.73	114.74	134.45	153.26	167.81
Philadelphia Semiconductor Index	100.00	120.57	119.69	182.14	243.30	260.60

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 14, 2019, there were approximately 564 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

Refer to "Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 58 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2019.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock in the open market or in privately negotiated transactions.  As of March 31, 2016, we had repurchased 8.6 million shares under this authorization for approximately $363.8 million.  In January 2016, our Board of Directors authorized an increase in the existing share repurchase program to 15.0 million shares of common stock from the approximately 11.4 million shares remaining under the prior authorization.  There were no repurchases of common stock during fiscal 2019.  There is no expiration date associated with this repurchase program.

Item 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data for the five-year period ended March 31, 2019 in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K.  Our consolidated statements of income data for each of the years in the three-year period ended March 31, 2019, and the balance sheet data as of March 31, 2019 and 2018, are derived from our audited consolidated financial statements, included in Item 8 of this Form 10-K.  The statement of income data for the years ended March 31, 2016 and 2015 and balance sheet data as of March 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included herein (in the tables below all amounts are in millions, except per share data).

	Year ended March 31,
	2019 (1)	2018	2017 (1)	2016	2015
Consolidated Statements of Income data:
Net sales	$5,349.5	$3,980.8	$3,407.8	$2,173.3	$2,147.0
Special charges and other, net (2)	$33.7	$17.5	$98.6	$4.0	$2.8
Loss on settlement of debt (3)	$(12.6)	$(16.0)	$(43.9)	$—	$(50.6)
Net income from continuing operations	$355.9	$255.4	$170.6	$323.9	$365.3
Basic net income per common share from continuing operations	$1.51	$1.10	$0.79	$1.59	$1.84
Diluted net income per common share from continuing operations	$1.42	$1.03	$0.73	$1.49	$1.65
Dividends declared per common share	$1.457	$1.449	$1.441	$1.433	$1.425
Consolidated Balance Sheets data:
Total assets	$18,350.0	$8,257.2	$7,686.9	$5,537.9	$4,780.7
Net long-term debt and capital lease obligations, less current maturities (3)	$8,956.0	$1,769.1	$2,912.1	$2,465.8	$1,840.0
Microchip Technology stockholders' equity	$5,287.5	$3,279.8	$3,270.7	$2,150.9	$2,044.7

(1)	Refer to Note 2 to our consolidated financial statements for an explanation of our material business combinations during fiscal 2019 and fiscal 2017.
(2) Refer to Note 4 to our consolidated financial statements for a discussion of the special charges and other, net.
(3) Refer to Note 12 Debt and Credit Facility for further discussion.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Item 1 – Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 12 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The effects that uncertain global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The impact of trade restrictions and changes in tariffs, including those impacting China;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter, including the impact of our product lead times;

•
Our expectation that our June 2019 days of inventory levels will be down 8 days to up 11 days compared to the March 2019 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	Our belief that our IT system compromise has not had a material adverse effect on our business or resulted in any material damage to us;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	That we intend to pay the one-time transition tax over a period of eight years;

•	Our belief that our determinations with respect to the tax consequences of the Atmel acquisition are reasonable;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•	That we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

•
Our intention to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for fiscal 2019 compared to fiscal 2018, and for fiscal 2018 compared to fiscal 2017.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," "Contractual Obligations" and "Off-Balance Sheet Arrangements."

Acquisition of Microsemi

On May 29, 2018, we completed our acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of Microchip, was approximately $8.24 billion. In addition to the consideration transferred, we recognized in our consolidated financial statements $3.23 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion of loans under our revolving line of credit (the "Revolving Credit Facility"), $3.00 billion of term loans ("Term Loan Facility") provided under our amended and restated Credit Agreement, and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of Microchip. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. Our primary reason for this acquisition was to expand our range of solutions, products and capabilities by extending our served available market.
For further details, see the discussion in Note 2 of our financial statements included in this report.

Material Weaknesses in Internal Controls

As discussed in Item 9A “Controls and Procedures” in this report on Form 10-K, in the fourth quarter of fiscal 2019, we identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Internal controls related to such matters are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weaknesses, but our efforts may not be successful. If we are unable to remediate the material weaknesses in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. For additional information, refer to Item 9A "Controls and Procedures."

IT System Compromise

We have learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We have engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. We have taken steps to identify malicious activity on our network including a compromise of our network and, as of the date of this filing, we are implementing a containment plan. We are continuing to evaluate the effectiveness of the containment plan and the amount and content of the information that was compromised and to implement additional remedial actions. At this time, we do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. However, we are still evaluating the amount and type of data that was compromised and there can be no assurance as to what the impact of this IT system compromise will be. As described above, in connection with the IT system compromise, our management has concluded that we have a material weakness in our internal controls.

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, 32-bit microprocessors, field-programmable gate array (FPGA) products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and MOSFETS, radio frequency (RF), timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories, Serial Electrically Erasable Random Access Memory (EERAM) and Serial Static Random Access Memory (SRAM). We also license Flash-IP solutions that are incorporated in a broad range of products.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, radio frequency (RF) and analog products that require embedded non-volatile memory.

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 16 for discussion of the impact of seasonality on our business.

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

Revenue Recognition (subsequent to our adoption of ASU 2014-09-Revenue from Contracts with Customers (ASC 606) on April 1, 2018)

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

Sales to our distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract, as defined by ASC 606, until the distributor has sent in a purchase order, we have acknowledged the order, we have deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created; this generally occurs 30 days prior to the estimated ship date. As is customary in the semiconductor industry, we offer price concessions and stock rotation rights to many of our distributors. As these are forms of variable consideration, we estimate the amount of consideration to which we will be entitled using recent historical data and applying the expected value method. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, we recognize revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at the time risk and title of the inventory transfers to the distributor.

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

Distributor advances, reflected as a reduction of deferred income on shipments to distributors on our consolidated balance sheets, totaled $203.9 million at March 31, 2018.  On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost.  The sales price to our distributors may be higher than the amount that the distributors will ultimately owe us because distributors often negotiate price reductions after purchasing products from us and such reductions are often significant.  It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of our distributors.  As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances had no impact on our revenue recognition or our consolidated statements of income.  We processed discounts taken by distributors against our deferred income on shipments to distributors' balance and true-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by us at any time.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2019, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  For the past several years, we have utilized RSUs as our primary equity incentive compensation instrument for employees.  Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation expense recognized in fiscal 2019 was $166.4 million, of which $151.5 million was reflected in operating expenses and $14.9 million was reflected in cost of sales. Total share-based compensation included in our inventory balance was $12.4 million at March 31, 2019.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production being below normal operating levels in our wafer fabrication facilities, approximately $19.0 million was charged to cost of sales in fiscal 2019. There was no charge to cost of sales for reduced production levels in fiscal 2018 or fiscal 2017.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We provided valuation allowances for certain of our deferred tax assets, where it is more likely than not that some portion, or all of such assets, will not be realized.

Various taxing authorities in the U.S. and other countries in which we do business scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the year ended March 31, 2019, various foreign jurisdictions finalized their audits. The close of these audits did not have an adverse impact on our financial statements. We are currently being audited by the tax authorities in the United States and in various foreign jurisdictions. At this time, we do not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model as defined in Accounting Standards Codification ("ASC") 740 related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period that results in the position being effectively settled or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

In addition to the impacts of tax reform on fiscal 2018, the Act also establishes new tax laws that are effective for fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on our tax expense in future periods, the increase in tax expense for GILTI is the most significant.

Generally accepted accounting principles in the United States of America (US GAAP) allows taxpayers to make an accounting policy election of either (1) treating taxes due on GILTI inclusions as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. We are making a policy choice to include taxes due on the future GILTI inclusion in taxable income when incurred.

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

Results of Continuing Operations

The following table sets forth certain operational data as a percentage of net sales for the fiscal years indicated:

	Year Ended March 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.2	39.2	48.4
Gross profit	54.8	60.8	51.6

Research and development	15.4	13.3	16.0
Selling, general and administrative	12.8	11.4	14.7
Amortization of acquired intangible assets	12.6	12.2	9.9
Special charges and other, net	0.6	0.4	2.9
Operating income	13.4%	23.5%	8.1%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Year Ended March 31,
	2019	% Change	2018	% Change	2017
Net sales	$5,349.5	34.4%	$3,980.8	16.8%	$3,407.8

The increase in net sales in fiscal 2019 compared to fiscal 2018 was due primarily to our acquisition of Microsemi and was partially offset by our adoption of ASC 606 and demand fluctuations in the markets we serve. Revenue earned from Microsemi products accounted for a 39.4% increase in net sales in fiscal 2019 compared to fiscal 2018. This increase was partially offset by our adoption of ASC 606 on April 1, 2018, which affected the timing of revenue recognition with our distributors as discussed further in the Critical Accounting Policies and Estimates section of this Form 10-K on page 36. To a lesser extent than the adoption of ASC 606, net sales and demand were also negatively impacted by general economic conditions, trade restrictions and changes in tariffs. We sell a large number of products to a large and diverse customer base and, excluding the impacts of our Microsemi acquisition and the adoption of ASC 606, there was not any product, customer or market that accounted for a material portion of the change. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products increased significantly during fiscal 2019 compared to fiscal 2018 due to our acquisition of Microsemi, whose average selling price is higher than the average selling price of our historical business due to the types of products they offer and the types of customers and markets they serve.

The increase in net sales in fiscal 2018 compared to fiscal 2017 was impacted by the following two accounting factors, which occurred in fiscal 2017:

•
an amount of revenue that could not be recognized under generally accepted accounting principles in the United States relating to Atmel's inventory in the distribution channel on the acquisition date; and

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

As discussed in the following paragraphs, there were revenue increases across many of our product lines.  Key factors impacting the amount of net sales during the last three fiscal years include:

•	our acquisition of Microsemi, which closed on May 29, 2018;

•	our acquisition of Atmel, which closed on April 4, 2016;

•	global economic conditions in the markets we serve;

•	trade restrictions and changes in tariffs;

•	semiconductor industry conditions;

•	adoption of the new revenue recognition standard (ASC 606) on April 1, 2018;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers, including distributors;

•	increasing semiconductor content in our customers' products; and

•	continued market share gains in the segments of the markets we address.

Net sales by product line for fiscal 2019, 2018 and 2017 were as follows (dollars in millions):

	Year Ended March 31,
	2019	%	2018	%	2017	%
Microcontrollers	$2,921.9	54.6	$2,619.1	65.9	$2,147.3	63.0
Analog, interface, mixed signal and timing products	1,530.7	28.6	952.0	23.9	888.9	26.1
Field-programmable gate array products	303.8	5.7	—	—	—	—
Memory products	184.0	3.4	199.7	5.0	184.1	5.4
Technology licensing	132.4	2.5	104.8	2.6	91.2	2.7
Multi-market and other	276.7	5.2	105.2	2.6	96.3	2.8
Total net sales	$5,349.5	100.0	$3,980.8	100.0	$3,407.8	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 54.6%, 65.9% and 63.0% of our net sales in fiscal 2019, 2018 and 2017, respectively. The decrease in fiscal 2019 compared to fiscal 2018 is due to our acquisition of Microsemi, whose microcontroller product line accounted for a relatively low percentage of its total net sales.

Net sales of our microcontroller products increased approximately 11.6% in fiscal 2019 compared to fiscal 2018, and increased approximately 22.0% in fiscal 2018 compared to fiscal 2017.  The increase in net sales in fiscal 2019 compared to fiscal 2018 resulted primarily from our acquisition of Microsemi. The increase in net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions and market share gains.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 28.6%, 23.9% and 26.1% of our net sales in fiscal 2019, 2018 and 2017, respectively. The increase in fiscal 2019 compared to fiscal 2018 is due to our acquisition of Microsemi, whose analog, interface, mixed signal and timing product line accounted for a relatively high percentage of its total net sales.

Net sales of our analog, interface, mixed signal and timing products increased approximately 60.8% in fiscal 2019 compared to fiscal 2018 and increased approximately 7.1% in fiscal 2018 compared to fiscal 2017.  The increase in net sales in fiscal 2019 compared to fiscal 2018 resulted primarily from our acquisition of Microsemi. The increase in net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions and market share gains. Additionally, some new analog products, which are integrated with a microcontroller core, are classified as microcontrollers, rather than analog. This classification adversely impacted some of the increases in net sales of analog products during fiscal 2019 compared to fiscal 2018 and during fiscal 2018 compared to fiscal 2017.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as part of our acquisition of Microsemi on May 29, 2018. Sales of our FPGA products accounted for approximately 5.7% of our net sales in fiscal 2019.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and they are frequently designed into long-lived end applications.

Memory Products

Sales of our memory products accounted for approximately 3.4%, 5.0%, and 5.4% of our net sales in fiscal 2019, 2018 and 2017, respectively. The decrease in fiscal 2019 compared to fiscal 2018 is due to our acquisition of Microsemi, whose product portfolio did not include memory products.

Net sales of our memory products decreased approximately 7.9% in fiscal 2019 compared to fiscal 2018, and increased approximately 8.5% in fiscal 2018 compared to fiscal 2017.  The decrease in memory product net sales in fiscal 2019 compared to fiscal 2018 resulted primarily from customer demand conditions. The increase in memory product net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions.

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

Technology Licensing

Technology licensing revenue includes a combination of royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, and fees for engineering services. Technology licensing accounted for approximately 2.5%, 2.6% and 2.7% of our net sales in fiscal 2019, 2018 and 2017, respectively.

Net sales related to our technology licensing increased approximately 26.3% in fiscal 2019 compared to fiscal 2018 and increased approximately 14.9% in fiscal 2018 compared to fiscal 2017. Revenue from technology licensing can fluctuate over time based on the production activities of our licensees, the sale of patents and other intellectual property, and general economic and semiconductor industry conditions.

Multi-market and Other

 Multi-market and Other (MMO) consists of manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 5.2%, 2.6% and 2.8% of our net sales in fiscal 2019, 2018 and 2017, respectively.

Net sales related to these services and products increased approximately $171.5 million in fiscal 2019 compared to fiscal 2018 and increased approximately $8.9 million in fiscal 2018 compared to fiscal 2017. The increase in MMO net sales in fiscal 2019 compared to fiscal 2018 resulted primarily from our acquisition of Microsemi, which significantly increased our portfolio of timing systems products. The increase in MMO net sales in fiscal 2018 compared to fiscal 2017 resulted primarily from growth in our business driven by general economic and semiconductor industry conditions. MMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 51% of our net sales in fiscal 2019, approximately 54% of our net sales in fiscal 2018 and approximately 55% of our net sales in fiscal 2017. The decrease in this percentage in fiscal 2019 compared to fiscal 2018 is due to our acquisition of Microsemi, whose distributors accounted for a smaller portion of net sales than Microchip's historical business. With the exception of Arrow Electronics, our largest distributor, which made up 10% of our net sales, no other distributor or end customer accounted for more than 10% of our net sales in fiscal 2019. In fiscal 2018 and fiscal 2017, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2019, our distributors maintained 35 days of inventory of our products compared to 36 days at March 31, 2018 and 33 days at March 31, 2017.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Prior to our adoption of ASC 606 on April 1, 2018, we did not believe that inventory holding patterns at our distributors materially impacted our net sales due to the fact that we recognized revenue based on when the distributor sells the product to their customer. Upon our adoption of ASC 606 commencing on April 1, 2018, we are required to recognize revenue from distributors at the time our products are sold to the distributor.  As a result, beginning April 1, 2018, inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for fiscal 2019, 2018 and 2017 were as follows (dollars in millions):

	Year Ended March 31,
	2019	%	2018	%	2017	%
Americas	$1,353.6	25.3	$717.4	18.0	$641.8	18.8
Europe	1,225.2	22.9	962.1	24.2	808.6	23.7
Asia	2,770.7	51.8	2,301.3	57.8	1,957.4	57.5
Total net sales	$5,349.5	100.0	$3,980.8	100.0	$3,407.8	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 80%, 85% and 84% of our total net sales in fiscal 2019, 2018 and 2017, respectively. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market; however, sales to Asia as a percentage of our total net sales decreased in fiscal 2019 compared to fiscal 2018 due to our acquisition of Microsemi, whose sales to customers in Asia accounted for a smaller portion of their total net sales than Microchip's historical business, and to a lesser extent, trade restrictions and changes in tariffs. Sales to customers in the Americas increased as a percentage of total sales in fiscal 2019 compared to fiscal 2018 due to our acquisition of Microsemi, which had more concentration in the aerospace and defense industry in the Americas. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Sales to customers in China accounted for approximately 22%, 30% and 32% of our net sales in fiscal 2019, 2018 and 2017, respectively.  Sales to customers in Taiwan accounted for approximately 13%, 11% and 9% of our net sales in fiscal 2019, 2018 and 2017, respectively. We did not have sales into any other foreign countries that exceeded 10% of our net sales during fiscal 2019, 2018 or 2017. In fiscal 2019, our acquisition of Microsemi and our transition to sell-in revenue recognition contributed to the changes in net sales by country. Our transition from sell-through revenue recognition to sell-in revenue recognition contributed to the changes in net sales by country because under sell-through revenue recognition we assigned revenue to the country of our distributor's end customer and under sell-in revenue recognition we assigned revenue to the country of our distributor. For additional information on our transition from sell-through to sell-in revenue recognition, refer to Note 1 of our consolidated financial statements.

Gross Profit

Our gross profit was $2,931.3 million in fiscal 2019, $2,420.7 million in fiscal 2018 and $1,757.2 million in fiscal 2017.  Gross profit as a percentage of sales was 54.8% in fiscal 2019, 60.8% in fiscal 2018 and 51.6% in fiscal 2017.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-K were:

•
charges of approximately $365.7 million in fiscal 2019 and approximately $186.7 million in fiscal 2017 related to the recognition of acquired inventory at fair value as a result of our acquisitions which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	for each of fiscal 2019 and fiscal 2017, inventory write-downs being higher than the gross margin impact of sales of inventory that was previously written down; and

•	for fiscal 2018, inventory write-downs being lower than the gross margin impact of sales of inventory that was previously written down;

•	unabsorbed capacity charges due to operating at below normal capacity in fiscal 2019; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, FPGA products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-K include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques;

•	lower depreciation as a percentage of cost of sales; and

•	economic market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. In fiscal 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $19.0 million. During fiscal 2018 and fiscal 2017, our wafer fabrication facilities and assembly and test facilities operated at normal capacity levels.

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

Our overall inventory levels were $711.7 million at March 31, 2019, compared to $476.2 million at March 31, 2018 and $417.2 million at March 31, 2017.  Our overall inventory levels increased since March 31, 2018 because of our acquisition of Microsemi, which had $150.8 million of inventory as of March 31, 2019. We maintained 128 days of inventory on our balance sheet at March 31, 2019 compared to 112 days of inventory at March 31, 2018 and 103 days at March 31, 2017.  We expect our days of inventory levels in the June 2019 quarter to be down 8 days to up 11 days compared to the March 2019 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog, interface, mixed signal and timing products, FPGA products, memory products and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During fiscal 2019, approximately 38% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 42% during fiscal 2018 and approximately 36% during fiscal 2017.  During fiscal 2019, approximately 49% of our test requirements were performed in our internal test facilities compared to approximately 64% during fiscal 2018 and approximately 60% during fiscal 2017.  Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.

The decreases in the percentages of assembly and test operations performed internally in fiscal 2019 compared to fiscal 2018 were primarily due to our acquisition of Microsemi, which outsources the majority of its assembly and test requirements. The increases in the percentages of assembly and test operations performed internally in fiscal 2018 compared to fiscal 2017 were primarily due to investments in assembly and test equipment, which increased our internal capacity capabilities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2019, approximately 57% of our total net sales came from products that were produced at outside wafer foundries compared to approximately 42% during fiscal 2018 and approximately 41% during fiscal 2017. The increases were primarily due to our acquisition of Microsemi, which outsources the majority of its wafer fabrication requirements.

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

Research and Development (R&D)

R&D expenses for fiscal 2019 were $826.3 million, or 15.4% of sales, compared to $529.3 million, or 13.3% of sales, for fiscal 2018 and $545.3 million, or 16.0% of sales, for fiscal 2017. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $297.0 million, or 56.1%, for fiscal 2019 compared to fiscal 2018 primarily due to additional costs from our acquisition of Microsemi. R&D expenses decreased $16.0 million, or 2.9%, for fiscal 2018 compared to fiscal 2017 primarily due to reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during fiscal 2017.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2019 were $682.9 million, or 12.8% of sales, compared to $452.1 million, or 11.4% of sales, for fiscal 2018, and $499.8 million, or 14.7% of sales, for fiscal 2017.  Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $230.8 million, or 51.1%, for fiscal 2019 compared to fiscal 2018 primarily due to additional costs from our acquisition of Microsemi, including approximately $41.7 million of acquisition-related legal and professional service expenses. Selling, general and administrative expenses decreased $47.7 million, or 9.5%, for fiscal 2018 compared to fiscal 2017 due primarily to reductions in personnel and associated costs in connection with synergies realized from our Atmel acquisition and lower share-based compensation expense due to accelerated vesting of equity awards held by terminated Atmel employees during fiscal 2017.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2019 was $674.1 million compared to $485.5 million in fiscal 2018 and $337.7 million in fiscal 2017. The primary reason for the increase in acquired intangible asset amortization for fiscal 2019 compared to fiscal 2018 was our acquisition of Microsemi. The primary reason for the increase in acquired intangible asset amortization for fiscal 2018 compared to fiscal 2017 was amortization of in-process R&D assets from our acquisition of Atmel.

Special Charges and Other, Net

During fiscal 2019, we incurred special charges and other, net of $33.7 million comprised primarily of restructuring charges of $63.9 million, offset by $30.2 million in legal contingencies. Our restructuring expenses during the fiscal year ended March 31, 2019 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. During fiscal 2018, we incurred special charges and other, net of $17.5 million comprised primarily of a $19.5 million charge for fees associated with transitioning from a public utility provider in Oregon to a lower cost direct access provider. During fiscal 2017, we incurred special charges and other, net of $98.6 million comprised primarily of restructuring charges. These restructuring charges included employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses recognized as a result of changes in the combined product roadmaps after our acquisition of Atmel that affected the use and life of these assets.

Other Income (Expense)

Interest income in fiscal 2019 was $8.1 million compared to $22.0 million in fiscal 2018 and $3.1 million in fiscal 2017.  The primary reason for the decrease in interest income in fiscal 2019 compared to fiscal 2018 relates to lower average cash and investment balances as we used a substantial portion of our cash to help finance the purchase price of our acquisition of Microsemi. The primary reason for the increase in interest income in fiscal 2018 compared to fiscal 2017 relates to higher cash and investment balances.

Interest expense in fiscal 2019 was $502.9 million compared to $199.0 million in fiscal 2018 and $146.3 million in fiscal 2017. The primary reason for the increase in interest expense in fiscal 2019 compared to fiscal 2018 relates to our additional borrowings to help finance our acquisition of Microsemi. The primary reasons for the increase in interest expense in fiscal 2018 compared to fiscal 2017 relates to our issuance of $2,645.0 million of convertible notes in February 2017 partially offset by lower interest expense on amounts borrowed under our credit facility.

Loss on settlement of debt in fiscal 2019 was $12.6 million compared to $16.0 million in fiscal 2018 and $43.9 million in fiscal 2017. In fiscal 2019, we recognized a loss of $12.6 million primarily related to the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility. In fiscal 2018 and fiscal 2017, we settled $143.8 million and $431.3 million, respectively, in principal of our 2007 Junior Subordinated Convertible Debt (2007 Junior Debt). Total conversions for fiscal 2018 were for a principal amount of $32.5 million for which we settled the principal amount in cash and issued 0.5 million shares of our common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the call notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the call notice. In June 2017, we exchanged in privately negotiated transactions $111.3 million aggregate principal amount of our 2007 Junior Debt for (i) $111.3 million principal amount of our 2017 Junior Subordinated Convertible Debt (2017 Junior Debt) with a market value of $119.3 million plus (ii) the issuance of 3.2 million shares of our common stock with a value of $254.6 million. In the case of the fiscal 2017 settlement, the principal value of $431.3 million was settled in cash and we issued shares of our common stock in respect of the conversion value in excess of the principal amount plus a cash inducement fee of $5.0 million.

Other loss, net in fiscal 2019 was $2.2 million compared to other loss, net of $5.8 million in fiscal 2018 and other income, net of $1.3 million in fiscal 2017. The primary reasons for the change in other loss during fiscal 2019 compared to fiscal 2018 relates to lower losses on investments offset by lower net gains on foreign currency exchange rate fluctuations. The primary reasons for the change in other income (loss) during fiscal 2018 compared to fiscal 2017 relates to impairments on available for sale investments partially offset by gains on foreign currency exchange rate fluctuations. The impairments on the available for sale investments were due to the anticipated liquidation of these investments in the first quarter of fiscal 2019 to fund our acquisition of Microsemi.

Provision for Income Taxes

Our provision for income taxes reflects tax on foreign earnings and federal and state tax on U.S. earnings.  Our effective tax rates for the fiscal years ended March 31, 2019 and March 31, 2018 were not meaningful due to the amount of pre-tax income and the tax benefits recorded during the period. Excluding certain tax events described below, our effective tax rates were lower than statutory rates in the U.S. primarily due to our mix of earnings in foreign jurisdictions with lower tax rates.

Our effective tax rate in fiscal 2019 includes a $27.5 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 13.4%. Our effective tax rate in fiscal 2019 includes a $13.3 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 6.5%. Our effective tax rate in fiscal 2019 includes a $75.1 million tax benefit related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 36.7%. Our effective tax rate in fiscal 2019 includes $95.4 million tax expense for GILTI, which increased our effective tax rate by 46.7%. Our effective tax rate in fiscal 2019 includes a $90.6 million tax benefit for business realignment, which reduced our effective tax rate by 44.3%.

Our effective tax rate in fiscal 2018 includes $644.7 million of tax expense estimated on a provisional basis, calculated under SAB 118, related to the one-time transition tax on certain foreign earnings, $136.7 million of tax benefit estimated on a provisional basis related to the revaluation of our deferred tax assets and liabilities to the newly enacted U.S. statutory tax rate of 21.0%, and $20.5 million of tax benefit estimated on a provisional basis related to the release of valuation allowances against our foreign tax credit carryforwards. These three adjustments increased (reduced) our effective tax rate by 87.4%, (18.5%), and (2.8%), respectively. Our effective tax rate in fiscal 2018 also includes a $17.0 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 2.3%. Our effective tax rate in fiscal 2018 also includes a $27.2 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 3.7%. Our effective tax rate in fiscal 2018 also includes a $11.3 million benefit related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 1.5%.

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

We are also subject to taxation in many other jurisdictions where we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the fiscal year ended March 31, 2019 was approximately 22% and our domestic statutory tax rate for fiscal 2018 was approximately 33%. Our non-U.S. blended statutory tax rates for fiscal 2019 and fiscal 2018 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Malta and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays or we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. Our Microsemi operations in Malaysia are also subject to a tax holiday that effectively reduces Microsemi’s income tax rate in that jurisdiction. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 0% tax rate.

Various taxing authorities in the U.S. and other countries in which we do business are increasing their scrutiny of the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  For U.S. federal, and in general for U.S. state tax returns, our fiscal 2007 and later tax returns remain effectively open for examination by the taxing authorities. We are currently being audited by the tax authorities in the United States and in various foreign jurisdictions. At this time, we do not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

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

Liquidity and Capital Resources

We had $430.9 million in cash, cash equivalents and short-term investments at March 31, 2019, a decrease of $1.77 billion from the March 31, 2018 balance.  The decrease in cash, cash equivalents and short-term investments over this time period is primarily attributable to our acquisition of Microsemi.

Net cash provided by operating activities was $1.67 billion for fiscal 2019, $1.42 billion for fiscal 2018 and $1.06 billion for fiscal 2017.  The increase in net cash provided by operating activities in fiscal 2019 compared to fiscal 2018 was primarily due to cash provided by our acquisition of Microsemi in fiscal 2019. The increase in net cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to higher net sales as well as operating cash flows resulting from synergies realized from our process efficiencies and restructuring efforts related to our acquisition of Atmel.

Net cash used in investing activities was $6.81 billion for fiscal 2019 compared to $1.01 billion for fiscal 2018 and $2.84 billion in fiscal 2017.  Fiscal 2019 investing cash flows included net cash and cash equivalents used to finance our acquisition of Microsemi of $7.85 billion net of $340.0 million of cash and cash equivalents acquired, offset by net cash inflows of $1.29 billion due to the sale and maturity of available-for-sale debt securities to fund our acquisition of Microsemi, and capital expenditures of $228.9 million. Fiscal 2018 investing cash flows primarily result from the net increase in investments of $808.1 million due to cash from operations as well as capital purchases. Fiscal 2017 investing cash flows include net cash and cash equivalents used to finance our acquisition of Atmel of $2.75 billion. Excluding cash flows used in acquisitions, net investing activities resulted in net cash provided of $1.04 billion in fiscal 2019 and a use of $90.5 million in fiscal 2017, and represented primarily the net change in our investments, capital purchases and sale of assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.  Capital expenditures were $228.9 million, $206.8 million, and $75.3 million in fiscal 2019, 2018 and 2017, respectively.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings. Capital expenditures in fiscal 2017 were relatively less than we had experienced in recent years as we delayed certain purchases until we had finalized and developed plans following our acquisition of Atmel regarding technology platforms and other manufacturing activities. We currently intend to spend between $130 million and $150 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash provided by financing activities was $4.66 billion for fiscal 2019 compared to net cash used in financing activities of $415.3 million for fiscal 2018 and net cash provided by financing activities of $595.5 million for fiscal 2017. Fiscal 2018 financing cash outflows were primarily the result of dividend payments and payments on the settlement of our convertible debt. Fiscal 2019 and fiscal 2017 cash flows were favorably impacted by the net proceeds from amounts borrowed to fund our acquisitions of Microsemi and Atmel, respectively. Significant transactions affecting our net financing cash flows include:

•
In fiscal 2019, proceeds of $3.0 billion from term loans made under the Term Loan Facility, net proceeds of $3.27 billion from borrowings under our Revolving Credit Facility, net proceeds of $1.99 billion from the issuance of our Senior Secured Notes, $2.06 billion of cash used to repay Microsemi's existing debt, and $1.09 billion of cash used to pay down the principal of our Term Loan Facility,

•	In fiscal 2017, we issued $2.65 billion of debt, of which $2.12 billion was used to settle debt and reduce borrowings on our credit facility, and

•
In fiscal 2019, fiscal 2018 and fiscal 2017, we paid cash dividends to our stockholders of $344.4 million, $337.5 million, and $315.4 million, respectively. The amount of dividends paid has increased due to an increase in the amount of dividends declared per share and in the number of shares outstanding.

On May 29, 2018, we completed the acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards for our common stock, was approximately $8.24 billion. In addition to the consideration transferred, we recognized $3.23 billion in liabilities in our consolidated financial statements of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion of loans under our Revolving Credit Facility, $3.00 billion under the Term Loan Facility, and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in acquisition costs related to the acquisition. During fiscal 2019, we voluntarily prepaid $1.09 billion of principal under the Term Loan Facility, of which $500.0 million was from funds borrowed under our Revolving Credit Facility. At March 31, 2019, we had $1.91 billion of outstanding borrowings under our Term Loan Facility.

In May 2018, we entered into an amended and restated credit agreement (the "Credit Agreement") which provides for the Revolving Credit Facility in an aggregate principal amount of approximately $3.84 billion, which was reduced to $3.60 billion in the second quarter of fiscal 2019 through the termination of the 2020 Tranche, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.60 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate plus a spread of 1.00% to 2.00%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At March 31, 2019, we had $3.27 billion of outstanding borrowings under the Revolving Credit Facility and no borrowings at March 31, 2018. See Note 12 of the notes to our consolidated financial statements for more information regarding our Credit Agreement.

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

The enactment of the Act in December 2017 imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time, no longer has a significant impact on our liquidity.  Future distributions of non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. As a result of the Act, as of March 31, 2018, we recognized a one-time provisional transition tax expense of $644.7 million on accumulated unrepatriated foreign earnings. As we concluded with our measurement period in accordance with SEC Staff Accounting Bulletin ("SAB") 118, we finalized our calculations of the transition tax expense during the period ended December 31, 2018. As such, we increased our March 31, 2018 provisional amount by $13.1 million to $657.8 million, of which we expect cash payments of approximately $280.7 million after offsets by the utilization of various tax attribute carryforwards in the United States. This tax is to be paid over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025 and 2026.
We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2019, we had no foreign currency forward contracts outstanding.

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

There were no repurchases of common stock during fiscal 2019, 2018, or 2017. As of March 31, 2019, we held approximately 15.6 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  The initial quarterly dividend of $0.02 per share was paid on December 6, 2003 in the amount of $4.1 million.  To date, our cumulative dividend payments have totaled approximately $3.8 billion.  Cash dividends paid per share were $1.457, $1.449 and $1.441 during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Total dividend payments amounted to $344.4 million, $337.5 million, $315.4 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. A quarterly cash dividend of $0.3655 per share was declared on May 7, 2019 and will be paid on June 4, 2019, to stockholders of record as of May 21, 2019. We expect the aggregate cash dividend for June 4, 2019 to be approximately $87.0 million.  Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend, on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash (including the impact of the Act), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  There can be no assurance that such financing will be available on acceptable terms, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (1)	$167.1	$49.0	$68.4	$27.1	$22.6
Capital purchase obligations (2)	18.8	18.8	—	—	—
Other purchase obligations and commitments (3)	205.6	194.9	10.5	0.2	—
Term Loan Facility (4)	2,435.4	72.5	174.7	174.4	2,013.8
Revolving Credit Facility (5)	3,879.0	147.0	294.0	3,438.0	—
2023 and 2021 Senior Notes	2,293.0	82.5	1,145.5	1,065.0	—
2017 Senior Convertible Debt (6)	2,339.1	33.6	67.3	67.3	2,170.9
2015 Senior Convertible Debt (7)	1,893.2	28.0	56.1	56.1	1,753.0
2017 Junior Convertible Debt (8)	964.0	15.4	30.9	30.9	886.8
Pension obligations (9)	20.7	1.3	3.4	4.1	11.9
Transition tax obligation (10)	245.7	9.9	44.9	64.6	126.3
Total contractual obligations (11)	$14,461.6	$652.9	$1,895.7	$4,927.7	$6,985.3
(1) Operating lease obligations include $18.1 million of future lease payments which is recorded as a liability on the balance sheet as of March 31, 2019. This obligation is due under an operating lease from our acquisition of Atmel for a building in San Jose, California.

(2)
Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of March 31, 2019, as we have not yet received the related goods or taken title to the property.

(3)	Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries.

(4)	The Term Loan Facility matures on May 29, 2025.

(5)	For purposes of this table, we have assumed that the principal of our 2023 revolving loans outstanding at March 31, 2019 will be paid on May 18, 2023, which is the maturity date of such borrowings.

(6)	For purposes of this table, we have assumed that the principal of our 2017 senior convertible debt will be paid on February 15, 2027, which is the maturity date of such debt.

(7)	For purposes of this table, we have assumed that the principal of our 2015 Senior Convertible Debt will be paid on February 15, 2025, which is the maturity date of such debt.

(8)	For purposes of this table, we have assumed that the principal of our 2017 Junior Convertible Debt will be paid on February 15, 2037, which is the maturity date of such debt.

(9)	For purposes of this table, pension obligations due in more than 5 years represent the expected pension payments from 2025 through 2029. It excludes pension obligations subsequent to 2029.
(10) During fiscal 2018, we recognized a provisionary one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $644.7 million, as a result of the recent U.S. tax reform. As of December 31, 2018, with the conclusion of the measurement period in accordance with SAB 118, we increased this amount by $13.1 million to $657.8 million, of which we expect cash payments of approximately $280.7 million after offsets by the utilization of various tax attribute carryforwards in the United States. Our first payment on this obligation of $35.0 million was made in the quarter ended September 30, 2018 and we expect future cash payments of approximately $245.7 million. This tax is to be paid over a period of eight years, with 8% of the transition tax paid each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, to be paid during fiscal 2024, 2025, and 2026.
(11) The contractual obligations do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of March 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of various operating leases for buildings and equipment entered into in the ordinary course of business. Additionally, we may provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements. For our operating leases, we expect to make cash payments and incur expenses throughout the lives of the operating leases. We have not recorded any liability in connection with these operating leases. We will record the associated lease obligations as a liability when we adopt the provisions of the Accounting Standard Update 2016-02-Leases. Refer to Note 1 to our consolidated financial statements for additional information regarding the adoption of this accounting standard.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, our long-term debt totaled $11.66 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.48 billion as of March 31, 2019. We do have interest rate exposure with respect to the $5.18 billion balance of our variable interest rate debt outstanding as of March 31, 2019. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $26.0 million.

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

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In reviewing the accounting for certain transactions completed in fiscal 2019 as part of the realignment of our legal structure and other significant transactions, our management identified deficiencies in the operating effectiveness of controls intended to properly document and review relevant facts used to determine and apply the appropriate tax accounting under accounting standards generally accepted in the United States. Additionally, our controls did not operate to validate the completeness and accuracy of information used in the execution of certain key tax controls. These control deficiencies impacted the deferred tax, long-term income tax payable, and income tax benefit accounts and related disclosures and resulted in adjustments to our annual financial statements as of and for the year ended March 31, 2019. The errors arising from the underlying deficiencies are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, the control deficiencies could result in a failure to timely prevent or detect misstatements of the aforementioned accounts and disclosures that could be material to the annual or interim consolidated financial statements. Accordingly, our management has concluded that the deficiencies, in the aggregate, constitute a material weakness in our internal control over financial reporting.

In the fourth quarter of fiscal 2019, we also identified deficiencies in the design of our internal control over financial reporting as our management determined that there were not sufficient controls to prevent, detect and respond to unauthorized access to our IT systems in a timely manner. Network authentication, segmentation and monitoring were in place, but were not sufficiently designed to address changes in the current risk environment. Our management has concluded that these deficiencies, in the aggregate, constitute a material weakness in our internal control over financial reporting

Management Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of March 31, 2019, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude material business combinations from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Microsemi, which we acquired on May 29, 2018 as discussed in Note 2 of the consolidated financial statements. We have included the financial results of Microsemi in our consolidated financial statements from the date of acquisition. Total revenues excluded from our assessment of internal control over financial reporting represented approximately 28% of our consolidated revenues for the fiscal year ended March 31, 2019. Total Microsemi assets excluded from our assessment of internal control over financial reporting represented approximately 4% of our consolidated total assets as of March 31, 2019.

Based on our assessment and the existence of a material weakness related to accounting for income taxes and the existence of a material weakness related to IT system access, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2019, which is included on page F-2.

Remediation Plans and Other Information

Our management has begun implementing a remediation plan to address the control deficiencies that led to the material weakness related to accounting for income taxes as described above. The remediation plan includes:

•	strengthening our income tax control with improved documentation standards, technical oversight and training; and

•	hiring additional qualified accounting and/or tax professionals.

With respect to the foregoing material weakness, we currently plan to have our enhanced review procedures and documentation standards in place in the first quarter of fiscal 2020. Our goal is to remediate this material weakness by the end of fiscal 2020, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Our management has also begun implementing a remediation plan to address the control deficiencies that led to the material weakness related to IT system access as described above. The remediation plan includes:

•	hiring additional qualified information services professionals;

•	strengthening technical access controls by implementing additional multi-factor authentication mechanisms;

•	redesigning and implementing network structure to contain and isolate relevant systems; and

•	implementing additional controls related to on-going incident response and monitoring.

With respect to the foregoing material weakness related to IT system access, we currently plan to have implemented additional multi-factor authentication and implemented additional controls in the first quarter of fiscal 2020. Our goal is to remediate this material weakness by the end of fiscal 2020, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

On May 29, 2018, we completed our acquisition of Microsemi which operated under its own set of systems and internal controls. During the three months ended March 31, 2019, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of calendar year 2019.

In connection with the identified material weaknesses related to accounting for income taxes and to IT system access, we have taken steps to remediate the material weaknesses as described above. However, other than with respect to our transition of Microsemi to our systems and control environment as describe above, during the three months ended March 31, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

J. Eric Bjornholt, our Senior Vice President, Chief Financial Officer, Mitch Little, our Senior Vice President, Worldwide Client Engagement, Steve Drehobl, our Senior Vice President, MCU8 and MCU16 Business Units, and Rich Simoncic, our Senior Vice President, Analog Power and Interface Business Units, have entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2019 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2019 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 10, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2019 annual meeting of stockholders under the caption "Delinquent Section 16(a) Reports."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2019 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2019 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2019 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2019 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2019 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2019 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2019 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2019 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2019 annual meeting of stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2019 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2019 annual meeting of stockholders.

 Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2019 annual meeting of stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this Form 10-K:

Page No.
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
	Consolidated Balance Sheets as of March 31, 2019 and 2018	F-3
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2019	F-4
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2019	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2019	F-6
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2019	F-8
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 64 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 30, 2019	By: /s/ Steve Sanghi
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 30th day of May, 2019.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and Chairman of the Board	May 30, 2019
Steve Sanghi	(Principal Executive Officer)

/s/ Matthew W. Chapman	Director	May 30, 2019
Matthew W. Chapman

/s/ L.B. Day	Director	May 30, 2019
L.B. Day

/s/ Esther L. Johnson	Director	May 30, 2019
Esther L. Johnson

/s/ Wade F. Meyercord	Director	May 30, 2019
Wade F. Meyercord

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 30, 2019
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
2.1	Agreement and Plan of Merger, dated as of January 19, 2016, by and among Microchip Technology, Atmel Corporation, and Hero Acquisition Corporation	8-K	000-21184	2.1	1/19/2016
2.2	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Microchip Technology Incorporated, Microsemi Corporation, and Maple Acquisition Corporation	8-K	000-21184	2.1	3/2/2018
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated Bylaws of Registrant, as amended through May 21, 2019	8-K	000-21184	3.1	5/24/2019
4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	2/11/2015
4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	2/15/2017
4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	2/15/2017
10.1	Augmenting Lender Supplement, dated as of November 10, 2017, among Microchip Technology Incorporated, the lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	11/13/2017
10.2	Master Increasing Lender Supplement, dated as of September 1, 2017, among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	9/1/2017
10.3	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	5/27/2015
10.4	Amended and Restated Credit Agreement, dated May 18, 2018, by and among Microchip Technology Incorporated, the lenders from time to time party there to and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	5/18/2018
10.5	Pledge and Security Agreement, dated as of February 8, 2017, by and among Microchip Technology Incorporated, the other grantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.2	2/8/2017
10.6	Commitment Letter dated March 1, 2018, between Microchip Technology Incorporation and JPMorgan Chase Bank, N.A.	8-K	000-21184	10.1	3/2/2018
10.7	Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Paper filing not on SEC website.]	S-1	33-57960	10.1	2/5/1993

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.8	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	8/3/2012
10.9*	2004 Equity Incentive Plan as amended and restated on May 21, 2019	8-K	000-21184	10.1	5/24/2019
10.10*	Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	11/12/2013
10.11	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	11/12/2013
10.12*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	10/25/2004
10.13*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	5/31/2006
10.14*	Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	11/7/2007
10.15	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	11/7/2007
10.16*	Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	9/27/2010
10.17	Form of RSU Grant Notice and Global RSU Agreement V-4004					X
10.18*	Form of Notice of Stock Option Grant and Stock Option Agreement					X
10.19*	Form of CEO RSU Grant and RSU Agreement					X
10.20*	Form of S16 RSU Grant and RSU Agreement					X
10.21*	Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through February 19, 2019					X
10.22	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended May 69, 2019					X
10.23*	Executive Management Incentive Compensation Plan as amended on May 16, 2016	8-K	000-21184	10.1	8/18/2016
10.24*	Discretionary Executive Management Incentive Compensation Plan	8-K	000-21184	10.3	8/24/2006
10.25	Management Incentive Compensation Plan as amended by the Board of Directors on May 17, 2013	10-K	000-21184	10.21	5/30/2013
10.26*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	12/6/2002
10.27*	Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	12/6/2002

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.28*	Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	12/6/2002
10.29*	February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	6/5/2003
10.30*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	2/9/2006
10.31*	Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	5/24/2016
10.32*	Change of Control Severance Agreement	8-K	000-21184	10.1	12/18/2008
10.33*	Change of Control Severance Agreement	8-K	000-21184	10.2	12/18/2008
10.34	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	2/13/1998
10.35	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	5/15/2001
10.36	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	2/13/1998
21.1	Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney included on Page 63 of this Form 10-K					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

EXHIBIT LIST

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
*Compensation plans or arrangements in which directors or executive officers are eligible to participate
**Furnished herewith.

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2019

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2019 expressed an adverse opinion thereon.

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
May 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Microchip Technology Incorporated's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria Microchip Technology Incorporated (the Company) has not maintained effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in the operating effectiveness of controls related to the Company’s income tax process. Management has also identified a material weakness in the design effectiveness of certain IT general controls relating to system access.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Microsemi Corporation, which is included in the March 31, 2019 consolidated financial statements of Microchip Technology Incorporated and constituted approximately four percent of consolidated total assets as of March 31, 2019, and twenty eight percent of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of Microchip Technology Incorporated also did not include an evaluation of the internal control over financial reporting of Microsemi Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2019 consolidated financial statements, and this report does not affect our report dated May 30, 2019, which expressed an unqualified opinion thereon.

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
May 30, 2019

Item1.	Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

ASSETS
	March 31,
	2019	2018
Cash and cash equivalents	$428.6	$901.3
Short-term investments	2.3	1,295.3
Accounts receivable, net	880.6	563.7
Inventories	711.7	476.2
Other current assets	191.6	119.8
Total current assets	2,214.8	3,356.3
Property, plant and equipment, net	996.7	767.9
Goodwill	6,663.9	2,299.0
Intangible assets, net	6,685.6	1,662.0
Long-term deferred tax assets	1,677.2	100.2
Other assets	111.8	71.8
Total assets	$18,350.0	$8,257.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$226.4	$144.1
Accrued liabilities	787.3	229.6
Deferred income on shipments to distributors	—	333.8
Current portion of long-term debt	1,360.8	1,309.9
Total current liabilities	2,374.5	2,017.4
Long-term debt	8,946.2	1,758.4
Long-term income tax payable	756.2	754.9
Long-term deferred tax liability	706.1	205.8
Other long-term liabilities	279.5	240.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 237,589,501 shares outstanding at March 31, 2019; 253,232,909 shares issued and 235,027,767 shares outstanding at March 31, 2018	0.2	0.2
Additional paid-in capital	2,679.6	2,562.5
Common stock held in treasury: 15,643,408 shares at March 31, 2019; 18,205,142 shares at March 31, 2018	(582.2)	(662.6)
Accumulated other comprehensive loss	(20.7)	(17.6)
Retained earnings	3,210.6	1,397.3
Total stockholders' equity	5,287.5	3,279.8
Total liabilities and stockholders' equity	$18,350.0	$8,257.2
See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year ended March 31,
	2019	2018	2017
Net sales	$5,349.5	$3,980.8	$3,407.8
Cost of sales (1)	2,418.2	1,560.1	1,650.6
Gross profit	2,931.3	2,420.7	1,757.2

Research and development (1)	826.3	529.3	545.3
Selling, general and administrative (1)	682.9	452.1	499.8
Amortization of acquired intangible assets	674.1	485.5	337.7
Special charges and other, net (1)	33.7	17.5	98.6
Operating expenses	2,217.0	1,484.4	1,481.4

Operating income	714.3	936.3	275.8
Losses on equity method investments	(0.2)	(0.2)	(0.2)
Other income (expense):
Interest income	8.1	22.0	3.1
Interest expense	(502.9)	(199.0)	(146.3)
Loss on settlement of debt	(12.6)	(16.0)	(43.9)
Other (loss) income, net	(2.2)	(5.8)	1.3
Income before income taxes	204.5	737.3	89.8
Income tax (benefit) provision	(151.4)	481.9	(80.8)
Net income from continuing operations	355.9	255.4	170.6
Discontinued operations:
Loss from discontinued operations	—	—	(7.6)
Income tax benefit	—	—	(1.6)
Net loss from discontinued operations	—	—	(6.0)
Net Income	$355.9	$255.4	$164.6

Basic net income per common share from continuing operations	$1.51	$1.10	$0.79
Basic net loss per common share from discontinued operations	$—	$—	$(0.03)
Basic net income per common share	$1.51	$1.10	$0.76

Diluted net income per common share from continuing operations	$1.42	$1.03	$0.73
Diluted net loss per common share from discontinued operations	$—	$—	$(0.02)
Diluted net income per common share	$1.42	$1.03	$0.71
Dividends declared per common share	$1.457	$1.449	$1.441
Basic common shares outstanding	236.2	232.9	217.2
Diluted common shares outstanding	249.9	248.9	234.8

(1) Includes share-based compensation expense as follows:
Cost of sales	$14.9	$13.8	$18.7
Research and development	$72.0	$42.5	$46.8
Selling, general and administrative	$62.3	$36.9	$62.6
Special charges and other, net	$17.2	$—	$—

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended March 31,
	2019	2018	2017
Net income	$355.9	$255.4	$164.6
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	(5.6)	(13.6)	(1.5)
Reclassification of realized transactions, net of tax effect	5.6	15.2	1.5
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax (provision) benefit	2.9	(5.6)	(5.3)
Reclassification of realized transactions, net of tax effect	1.0	0.8	—
Change in net foreign currency translation adjustment	(5.3)	—	(5.7)
Other comprehensive loss, net of tax effect	(1.4)	(3.2)	(11.0)
Comprehensive income	$354.5	$252.2	$153.6

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$355.9	$255.4	$164.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876.4	615.9	469.2
Deferred income taxes	(62.2)	51.2	(126.9)
Share-based compensation expense related to equity incentive plans	166.4	93.2	128.1
Loss on settlement of debt	12.6	16.0	43.9
Amortization of debt discount	114.6	106.1	56.1
Amortization of debt issuance costs	16.5	6.6	4.5
Losses on equity method investments	0.2	0.2	0.2
Gains on sale of assets	—	(5.9)	(0.1)
Losses on write-down of fixed assets	0.8	0.1	2.6
Impairment of intangible assets	3.1	0.5	11.9
Losses on available-for-sale investments and marketable equity securities, net	—	—	0.1
Realized gain on equity method investment	—	—	(0.4)
Impairment of available-for-sale investment	6.0	15.5	1.4
Amortization of premium on available-for-sale investments	(0.2)	0.3	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	238.8	(85.3)	(46.8)
Decrease (increase) in inventories	341.6	(59.2)	223.7
Increase in deferred income on shipments to distributors	—	41.0	109.4
Decrease in accounts payable and accrued liabilities	(180.7)	(13.9)	(14.8)
Change in other assets and liabilities	(24.2)	14.0	25.7
Change in income tax payable	(190.8)	367.9	(2.2)
Operating cash flows related to discontinued operations	—	—	9.3
Net cash provided by operating activities	1,674.8	1,419.6	1,059.5
Cash flows from investing activities:
Purchases of available-for-sale investments	(167.7)	(1,594.8)	(500.3)
Maturities of available-for-sale investments	78.0	786.7	0.4
Sales of available-for-sale investments	1,376.6	—	470.2
Sale of equity method investment	—	—	1.7
Acquisition of Atmel, net of cash acquired	—	—	(2,747.5)
Acquisition of Microsemi, net of cash acquired	(7,850.6)	—	—
Investments in other assets	(18.6)	(7.1)	(10.2)
Proceeds from sale of assets	0.2	10.3	23.0
Capital expenditures	(228.9)	(206.8)	(75.3)
Net cash used in investing activities	(6,811.0)	(1,011.7)	(2,838.0)
Cash flows from financing activities: (1)
Proceeds from issuance of 2017 Senior Convertible Debt	—	—	2,070.0
Proceeds from issuance of 2017 Junior Convertible Debt	—	—	575.0
Payments on settlement of convertible debt	—	(73.4)	(436.2)
Proceeds from issuance of 2023 and 2021 Senior Notes	1,989.5	—	—
Proceeds from borrowings on term loan facility	3,000.0	—	—
Repayments of term loan facility	(1,088.5)	—	—
Proceeds from borrowings on revolving loan under credit facility	4,416.5	187.0	1,537.0
Repayments of revolving loan under credit facility	(1,150.0)	(187.0)	(2,781.0)
Repayment of debt assumed in Microsemi acquisition	(2,056.9)	—	—
Deferred financing costs	(72.7)	(1.2)	(36.9)
Payment of cash dividends	(344.4)	(337.5)	(315.4)
Proceeds from sale of common stock	42.6	42.0	42.2
Tax payments related to shares withheld for vested restricted stock units	(71.8)	(44.4)	(58.4)
Capital lease payments	(0.8)	(0.8)	(0.8)
Net cash provided by (used in) financing activities	4,663.5	(415.3)	595.5

	Year ended March 31,
	2019	2018	2017
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1.0)
Net decrease in cash and cash equivalents	(472.7)	(7.4)	(1,184.0)
Cash and cash equivalents, and restricted cash at beginning of period (2)	901.3	908.7	2,092.7
Cash and cash equivalents, and restricted cash at end of period (2)	$428.6	$901.3	$908.7
Schedule of significant non-cash financing activity:
(1) During the fiscal year ended March 31, 2018, the Company issued $111.3 million principal amount of 2017 Junior Convertible Notes and 3.2 million shares of common stock in exchange for $111.3 million principal amount of 2007 Junior Convertible Notes. Refer to Note 12 Debt and Credit Facility for further discussion.

Schedule of restricted cash:

(2) During the fiscal year ended March 31, 2019, the Company adopted ASU 2016-18 - Statement of Cash Flows: Restricted Cash. The following table presents the balance of restricted cash which consists of cash denominated in a foreign currency and restricted in use due to a foreign taxing authority requirement (in millions):

	Year ended March 31,
	2019	2018	2017
Restricted cash	$38.4	$42.1	$—

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2016	227.4	$1,391.9	23.4	$(820.1)	$(3.4)	$1,582.6	$2,151.0
Net income	—	—	—	—	—	164.6	164.6
Other comprehensive loss	—	—	—	—	(11.0)	—	(11.0)
Issuance of common stock - Atmel acquisition	10.1	486.2	—	—	—	—	486.2
Non-cash consideration, exchange of employee stock awards - Atmel acquisition	—	7.5	—	—	—	—	7.5
Proceeds from sales of common stock through employee equity incentive plans	4.0	42.2	—	—	—	—	42.2
Restricted stock unit and stock appreciation right withholdings	(1.0)	(58.4)	—	—	—	—	(58.4)
Adoption of ASU 2016-09, cumulative adjustment	—	2.0	—	—	—	47.6	49.6
Treasury stock used for new issuances	(3.0)	(88.2)	(3.0)	88.2	—	—	—
Share-based compensation	—	127.3	—	—	—	—	127.3
Shares issued to settle convertible debt	12.0	862.7	—	—	—	—	862.7
Settlement of convertible debt	—	(850.8)	—	—	—	—	(850.8)
Convertible Debt - issuance of 2017 senior and junior debt	—	615.2	—	—	—	—	615.2
Cash dividend	—	—	—	—	—	(315.4)	(315.4)
Balance at March 31, 2017	249.5	2,537.6	20.4	(731.9)	(14.4)	1,479.4	3,270.7
Net income	—	—	—	—	—	255.4	255.4
Other comprehensive loss	—	—	—	—	(3.2)	—	(3.2)
Proceeds from sales of common stock through employee equity incentive plans	2.7	42.0	—	—	—	—	42.0
Restricted stock unit and stock appreciation right withholdings	(0.5)	(44.4)	—	—	—	—	(44.4)
Treasury stock used for new issuances	(2.2)	(69.3)	(2.2)	69.3	—	—	—
Share-based compensation	—	93.1	—	—	—	—	93.1
Shares issued to settle convertible debt	3.7	298.5	—	—	—	—	298.5
Settlement of convertible debt	—	(337.7)	—	—	—	—	(337.7)
Convertible Debt - exchange of 2017 junior debt	—	42.9	—	—	—	—	42.9
Cash dividend	—	—	—	—	—	(337.5)	(337.5)
Balance at March 31, 2018	253.2	2,562.7	18.2	(662.6)	(17.6)	1,397.3	3,279.8

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	355.9	355.9
Other comprehensive loss	—	—	—	—	(1.4)	—	(1.4)
Adoption of ASU 2016-01, cumulative adjustment	—	—	—	—	(1.7)	1.7	—
Adoption of ASC 606, cumulative adjustment	—	—	—	—	—	242.0	242.0
Adoption of ASU 2016-16, cumulative adjustment	—	—	—	—	—	1,558.1	1,558.1
Non-cash consideration, exchange of employee stock awards - Microsemi acquisition	—	53.9	—	—	—	—	53.9
Proceeds from sales of common stock through employee equity incentive plans	3.4	42.6	—	—	—	—	42.6
Restricted stock unit and stock appreciation right withholdings	(0.8)	(71.8)	—	—	—	—	(71.8)
Treasury stock used for new issuances	(2.6)	(80.4)	(2.6)	80.4	—	—	—
Share-based compensation	—	172.8	—	—	—	—	172.8
Cash dividend	—	—	—	—	—	(344.4)	(344.4)
Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of Business

Microchip Technology Incorporated ("Microchip" or the "Company") develops, manufactures and sells specialized semiconductor products used by its customers for a wide variety of embedded control applications. Microchip's product portfolio comprises general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, 32-bit microprocessors, field-programmable gate array (FPGA) products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and Metal Oxide Semiconductor Field Effect Transistors (MOSFETS), radio frequency (RF), timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories, Serial Electrically Erasable Random Access Memory (EERAM), and Serial Static Random Access Memory (SRAM) memories. Microchip also licenses Flash-IP solutions that are incorporated in a broad range of products.

Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (US GAAP). The consolidated financial statements include the accounts of Microchip and its majority-owned and controlled subsidiaries.  As further discussed in Note 2, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's financial results include Microsemi's results beginning as of such acquisition date. All of the Company's subsidiaries are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted.

Revenue Recognition (subsequent to the adoption of ASC 606)

The Company generates revenue primarily from sales of semiconductor products to distributors and non-distributor customers (direct customers) and, to a lesser extent, from royalties paid by licensees of intellectual property. The Company applies the following five-step approach to determine the timing and amount of revenue recognition: (1) identify the contract with the customer, (2) identify performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.

Sales to distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract, as defined by ASC 606, until the distributor has sent in a purchase order, the Company has acknowledged the order, the Company has deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created; this generally occurs 30 days prior to the estimated ship date. As is customary in the semiconductor industry, the Company offers price concessions and stock rotation rights to many of their distributors. As these are forms of variable consideration, the Company estimates the amount of consideration to which they will be entitled using recent historical data and applying the expected value method. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, the Company recognizes revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at the time risk and title of the inventory transfers to the distributor.

Sales to direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract, as defined by ASC 606, until shipment of the product occurs. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, the Company recognizes revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at the time risk and title of the inventory transfers to the customer.

Revenue generated from licensees is governed by licensing agreements. The Company's primary performance obligation related to these agreements is to provide the licensee the right to use the intellectual property. The final transaction price is determined by multiplying the usage of the license by the royalty, which is fixed in the licensing agreement. Revenue is recognized as usage of the license occurs.

For a discussion of the financial statement impact related to the adoption of ASC 606, see “Recently Adopted Accounting Pronouncements.”

Revenue Recognition (prior to the adoption of ASC 606)

The Company recognized revenue when the earnings process was complete, as evidenced by an agreement with the customer, transfer of title had occurred, the pricing was fixed or determinable and collectability was reasonably assured.  The Company recognized revenue from product sales to original equipment manufacturers (OEMs) upon shipment and recorded reserves for estimated customer returns.

Distributors worldwide generally had broad price protection and product return rights which prevented the sales pricing from being fixed or determinable at the time of the Company's shipment to the distributors. Therefore, revenue recognition was deferred until the pricing uncertainty was resolved, which generally occurred when the distributor sold the product to their customer. At the time of shipment to these distributors, the Company recorded a trade receivable for the selling price as there was a legally enforceable right to payment, relieved inventory for the carrying value of goods shipped since legal title had passed to the distributor, and recorded the gross margin in deferred income on shipments to distributors on its consolidated balance sheets.

In connection with its acquisition of Atmel, the Company acquired certain distributor relationships where revenue was recognized upon shipment to the distributors based on certain contractual terms or prevailing business practices that resulted in the price being fixed and determinable at such time. Following an acquisition, the Company undertook efforts to align the contract terms and business practices of the acquired entity with its own. Once these efforts were complete, the related revenue recognition was changed. With respect to such distributor relationships acquired in the Atmel acquisition, as of October 1, 2016, these business practices were conformed to those of the Company’s other distributors, which beginning in October 2016 resulted in the deferral of revenue recognition until the distributor sold the product to their customers.

Deferred income on shipments to distributors effectively represented gross margin on the sale to the distributor at the initial shipment date; however, the amount of gross margin recognized by the Company in future periods was less than the deferred margin as a result of credits granted to distributors on specifically identified products and customers to allow the distributors to earn a competitive gross margin on the sale of the Company's products to their end customers and price protection concessions related to market pricing conditions.

The Company sold the majority of the items in its product catalog to its distributors worldwide at a uniform list price.  However, distributors resold the Company's products to end customers at a broad range of individually negotiated price points.  The majority of the Company's distributors' resales required a reduction from the original list price paid.  Often, under these circumstances, the Company remitted back to the distributor a portion of their original purchase price after the resale transaction was completed in the form of a credit against the distributors' outstanding accounts receivable balance.  The credits were on a per unit basis and were not given to the distributor until they provided information regarding the sale to their end customer.  The price reductions varied significantly based on the customer, product, quantity ordered, geographic location and other factors and discounts to a price less than the Company's cost have historically been rare.  The effect of granting these credits established the net selling price from the Company to its distributors for the product and resulted in the net revenue recognized by the Company when the product was sold by the distributors to their end customers.  Thus, a portion of the "deferred income on shipments to distributors" balance represented the amount of distributors' original purchase price that was to be credited back to the distributors in the future.  The Company did not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions; rather, price concessions are recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sold the product.

At March 31, 2018, the Company had approximately $479.6 million of deferred revenue and $145.8 million in deferred cost of sales recognized as $333.8 million of deferred income on shipments to distributors.  The deferred income on shipments to distributors that was ultimately to be recognized in the Company's income statement was lower than the amount reflected on the balance sheet due to price credits to be granted to the distributors when the product is sold to their customers.  These price credits historically have resulted in the deferred income approximating the overall gross margins that the Company recognizes in the distribution channel of its business.

The Company reduced product pricing through price protection based on market conditions, competitive considerations and other factors.  Price protection was granted to distributors on the inventory they have on hand at the date the price protection was offered.  When the Company reduced the price of its products, it allowed the distributor to claim a credit against its outstanding accounts receivable balances based on the new price of the inventory it has on hand as of the date of the price reduction.  There was no immediate revenue impact from the price protection, as it was reflected as a reduction of the deferred income on shipments to distributors' balance.

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company's consolidated results of operations.  The Company routinely evaluated the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors' account.  Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor resulted in a price less than the Company's cost, the Company believed the deferred costs have a low risk of material impairment.

Shipping charges billed to customers were included in net sales, and the related shipping costs were included in cost of sales. The Company collected and remitted certain sales-related taxes on a portion of its sales of inventory and reported such amounts under the net method in its consolidated statements of income.

For licenses or other technology arrangements without an upgrade period, non-royalty revenue from the license was recognized upon delivery of the technology if the fee was fixed or determinable and collection of the fee was reasonably assured.  Royalties were recognized when reported to the Company, which generally coincided with the receipt of payment. In certain limited circumstances, the Company entered into license and other arrangements for technologies that the Company was continuing to enhance and refine or under which it was obligated to provide unspecified enhancements. Under these arrangements, non-royalty revenue is recognized over the lesser of (1) the estimated period that the Company has historically enhanced and developed refinements to the specific technology, typically one to three years (the "upgrade period"), and (2) the remaining portion of the upgrade period after the date of delivery of all specified technology and documentation, provided that the fee is fixed or determinable and collection of the fee is reasonably assured.  Royalties received during the upgrade period were recognized as revenue based on an amortization calculation of the elapsed portion of the upgrade period compared to the entire estimated upgrade period.  Royalties received after the upgrade period has elapsed were recognized when reported to the Company, which generally coincided with the receipt of payment.

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses were immaterial for the fiscal years ended March 31, 2019, 2018, and 2017.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2019, 2018 and 2017.

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

Foreign Currency Translation

The Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other income (expense) in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For a portion of fiscal 2019 and 2017, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency. For subsidiaries acquired as part of the Company's acquisition of Microsemi, the U.S. dollar is expected to become the functional currency for such entities once integrated into the Company's legal structure and intercompany agreements are executed.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.  The Company provided valuation allowances for certain of its deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.

Various taxing authorities in the U.S. and other countries in which the Company does business scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the year ended March 31, 2019, various foreign jurisdictions finalized their audits. The close of these audits did not have an adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

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

On December 22, 2017, the Act was enacted into law. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the Act began to impact the Company in the third quarter of fiscal 2018, while other provisions have become effective for the Company in fiscal 2019.

In addition to the impacts of tax reform on fiscal 2018, the Act establishes new tax laws that are effective for fiscal 2019, including, but not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries (“GILTI”), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense; and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While each of these provisions is expected to have an impact on the Company's tax expense for future periods, the increase in tax expense for GILTI is the most significant.

The FASB allows taxpayers to make an accounting policy election of either (1) treating taxes due on GILTI inclusions as a current-period expense when incurred or (2) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. The Company is making a policy choice to include taxes due on the future GILTI inclusion in taxable income when incurred.

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

The Company's available-for-sale debt securities consist of government agency bonds, municipal bonds and corporate bonds.  The Company's available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in stockholders' equity unless losses are considered to be other than temporary impairments in which case the losses are recognized through the statement of income.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security.  Dividend and interest income are recognized when earned.  The cost of available-for-sale debt securities sold is calculated using the first-in, first-out (FIFO) basis at the individual security level for sales from multiple lots.

Marketable equity securities are equity securities with a readily determinable fair value that are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the statement of income. Prior to fiscal 2019, these securities were classified as available-for-sale securities and measured and recorded at fair value with unrealized changes in fair value reported in stockholders' equity.

The Company includes within short-term investments its income yielding available-for-sale securities that can be readily converted to cash and includes within long-term investments those income yielding available-for-sale securities with maturities of over one year that have unrealized losses attributable to them or those that cannot be readily liquidated.  As discussed in Note 5, if the Company anticipates that investments will be liquidated in anticipation of a pending merger or otherwise, any unrealized losses are recognized as other-than-temporary impairments. If the anticipated liquidity event is within 12 months, the securities are classified as short-term investments. In the normal course of business, the Company intends and has the ability to hold its long-term investments with temporary impairments until such time as these assets are no longer impaired.

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

Business Combinations

All of the Company's business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense.  The aggregate amount of consideration paid by the Company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. The measurement of fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that the Company use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. Under the qualitative indefinite-lived intangible asset impairment assessment standard, management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company proceeds with the next step of the impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2019, the Company has not had impaired goodwill. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and restricted stock units (RSUs) have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs as its primary equity incentive compensation instrument for employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods.

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

Distributor advances in the consolidated balance sheets, totaled $170.7 million and $203.9 million at March 31, 2019 and March 31, 2018, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The Company processes discounts taken by distributors against its deferred income on shipments to distributors' balance and trues-up the advanced amounts generally after the end of each completed fiscal quarter.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

Recently Adopted Accounting Pronouncements

On April 1, 2018, the Company adopted ASU 2014-09-Revenue from Contracts with Customers (ASC 606) and all related amendments (“New Revenue Standard”) using the modified retrospective method. The Company has applied the new revenue standard to all contracts that were entered into after adoption and to all contracts that were open as of the initial date of adoption. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard impacts the Company's net sales on an ongoing basis depending on the relative amount of revenue sold through its distributors, the change in inventory held by its distributors, and the changes in price concessions granted to its distributors. Previously, the Company deferred revenue and cost of sales on shipments to distributors until the distributor sold the product to their end customer. As required by the new revenue standard, the Company no longer defers revenue and cost of sales, but rather, estimates the effects of returns and allowances provided to distributors and records revenue at the time of sale to the distributor. Sales to non-distributor customers, under both the previous and new revenue standards, are generally recognized upon the Company’s shipment of the product. The cumulative effect of the changes made to the consolidated April 1, 2018 balance sheet for the adoption of the new revenue standard is summarized in the table of opening balance sheet adjustments below. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the consolidated income statement and balance sheet for the period ended March 31, 2019 was as follows (in millions):

Income Statement	For the year ended March 31, 2019
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Net sales	$5,349.5	$5,380.1	$(30.6)
Cost of sales	$2,418.2	$2,434.0	$(15.8)
Gross profit	$2,931.3	$2,946.1	$(14.8)
Income before income taxes	$204.5	$219.3	$(14.8)
Income tax (benefit) provision	$(151.4)	$(149.0)	$(2.4)
Net income from continuing operations	$355.9	$368.3	$(12.4)

Balance Sheet	As of March 31, 2019
	As reported	Balances without adoption of New Revenue Standard	Effect of Change Higher / (Lower)
ASSETS
Accounts receivable, net	$880.6	$556.1	$324.5
Inventories	$711.7	$724.2	$(12.5)
Other current assets	$191.6	$154.7	$36.9
Other assets	$111.8	$106.3	$5.5
Long-term deferred tax assets	$1,677.2	$1,700.7	$(23.5)

LIABILITIES
Accrued liabilities	$787.3	$420.3	$367.0
Deferred income on shipments to distributors	$—	$288.2	$(288.2)
Long-term deferred tax liability	$706.1	$689.3	$16.8

STOCKHOLDERS' EQUITY
Retained Earnings	$3,210.6	$2,975.3	$235.3

The significant changes in the financial statements noted in the table above are primarily due to the transition from sell-through revenue recognition to sell-in revenue recognition as required by the New Revenue Standard, which eliminated the balance of deferred income on shipments to distributors, significantly reduced accounts receivable, and significantly increased retained earnings. Prior to the acquisition of Microsemi, Microsemi already recognized revenue on a sell-in basis, so the impact of the adoption of the New Revenue Standard was primarily driven by Microchip's historical business excluding Microsemi.

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

The following table summarizes the opening balance sheet adjustments related to the adoption of the New Revenue Standard, ASU 2016-01-Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2016-16-Intra-Entity Transfers of Assets Other Than Inventory (in millions):

	Balance as of	Adjustments from			Balance as of
	March 31, 2018	ASC 606	ASU 2016-01	ASU 2016-16	April 1, 2018
ASSETS
Accounts receivable, net	$563.7	$340.1	$—	$—	$903.8
Inventories	$476.2	$(5.1)	$—	$—	$471.1
Other current assets	$119.8	$17.2	$—	$—	$137.0
Long-term deferred tax assets	$100.2	$(23.1)	$—	$1,579.4	$1,656.5
Other assets	$71.8	$—	$—	$(24.1)	$47.7

LIABILITIES
Accrued liabilities	$229.6	$404.2	$—	$—	$633.8
Deferred income on shipments to distributors	$333.8	$(333.8)	$—	$—	$—
Long-term deferred tax liability	$205.8	$16.8	$—	$(1.1)	$221.5
Other long-term liabilities	$240.9	$—	$—	$(1.7)	$239.2

STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	$(17.6)	$—	$(1.7)	$—	$(19.3)
Retained earnings	$1,397.3	$241.9	$1.7	$1,558.1	$3,199.0

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

In February 2016, the FASB issued ASU 2016-02-Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company will adopt Topic 842 using the retrospective cumulative effect adjustment transition method and record a cumulative effect adjustment as of the adoption date. The Company currently plans to apply the package of practical expedients to leases that commenced before the effective date whereby the Company will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company is continuing to assess the potential impacts of the new leasing standard. The Company expects the adoption of this standard will result in the inclusion of a significant component of the Company’s future minimum lease commitments, as disclosed in Note 17 on its consolidated balance sheets, as right-of-use assets and lease liabilities with no material impact to its consolidated statements of income and comprehensive income.

Note 2. Business Acquisitions
Acquisition of Microsemi
On May 29, 2018, the Company completed its acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. The Company paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of the Company, was approximately $8.24 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $3.23 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. The Company financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under its amended and restated revolving line of credit (the "Revolving Credit Facility"), $3.00 billion of term loans ("Term Loan Facility") provided under the Company's amended and restated credit agreement (the "Credit Agreement"), and $2.00 billion in newly issued senior secured notes. The Company incurred $22.0 million in acquisition costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of the Company. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
The acquisition was accounted for under the acquisition method of accounting, with the Company identified as the acquirer, and the operating results of Microsemi have been included in the Company's consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by the Company was allocated to Microsemi's net tangible assets and intangible assets based on their estimated fair values as of May 29, 2018. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill has been allocated to the Company's semiconductor products reporting segment. None of the goodwill related to the Microsemi acquisition is deductible for tax purposes. The Company retained independent third-party appraisers to assist management in its valuation of the acquired assets and liabilities.

The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values, as well as the associated estimated useful lives of the acquired intangible assets (in millions).

	Previously reported December 31, 2018	Adjustments	March 31, 2019
Assets acquired
Cash and cash equivalents	$340.0	$—	$340.0
Accounts receivable	216.1	(0.5)	215.6
Inventories	571.5	4.7	576.2
Other current assets	85.2	—	85.2
Property, plant and equipment	201.9	(0.4)	201.5
Goodwill	4,483.0	(118.1)	4,364.9
Purchased intangible assets	5,466.9	167.6	5,634.5
Long-term deferred tax assets	6.0	(0.1)	5.9
Other assets	57.2	(3.9)	53.3
Total assets acquired	11,427.8	49.3	11,477.1

Liabilities assumed
Accounts payable	(233.8)	—	(233.8)
Other current liabilities	(169.4)	20.1	(149.3)
Long-term debt	(2,056.9)	—	(2,056.9)
Deferred tax liabilities	(604.7)	39.6	(565.1)
Long-term income tax payable	(87.2)	(90.5)	(177.7)
Other long-term liabilities	(31.3)	(18.5)	(49.8)
Total liabilities assumed	(3,183.3)	(49.3)	(3,232.6)
Purchase price allocated	$8,244.5	$—	$8,244.5

Purchased Intangible Assets	Weighted Average
	Useful Life	May 29, 2018
	(in years)	(in millions)
Core and developed technology	15	$4,569.1
In-process research and development	—	847.1
Customer-related	12	200.2
Backlog	1	12.3
Other	4	5.8
Total purchased intangible assets		$5,634.5

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

Customer-related intangible assets consist of Microsemi's contractual relationships and customer loyalty related to its distributor and end-customer relationships. The fair values of the customer-related intangibles were determined using the distributor method, a form of the income approach based on distributor margin and expected attrition and revenue growth for Microsemi's existing customers as of the acquisition date.  Customer relationships are being amortized in a manner based on the estimated cash flows associated with the existing customers and anticipated retention rates.

Backlog relates to the value of orders not yet shipped by Microsemi at the acquisition date, and the fair values are being determined based on the estimated profit associated with those orders. Backlog related assets have a one year useful life and are being amortized on a straight-line basis over that period.

The total weighted average amortization period of intangible assets acquired as a result of the Microsemi transaction is 13 years. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $856.7 million was established as a net deferred tax liability for the future amortization of the intangible assets.

The amount of Microsemi net sales and net loss included in the Company's consolidated statements of income for the fiscal year ended March 31, 2019 was approximately $1,568.6 million and $570.8 million, respectively.

The following unaudited pro-forma consolidated results of operations for the fiscal year ended March 31, 2019 and 2018 assume the closing of the Microsemi acquisition occurred as of April 1, 2017. The pro-forma adjustments are mainly comprised of acquired inventory fair value costs and amortization of purchased intangible assets. The pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2017 or of results that may occur in the future (in millions except per share data):

	Year Ended March 31,
	2019	2018
Net sales	$5,563.7	$5,875.0
Net income (loss)	$542.0	$(762.3)
Basic net income (loss) per common share	$2.29	$(3.27)
Diluted net income (loss) per common share	$2.17	$(3.27)

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

Purchased intangible assets include core and developed technology, in-process research and development, customer-related intangibles, acquisition-date backlog and other intangible assets. The estimated fair values of the core and developed technology and in-process research and development were determined based on the present value of the expected cash flows to be generated by the respective existing technology or future technology. The core and developed technology intangible assets are being amortized in a manner based on the expected cash flows used in the initial determination of fair value. In-process research and development is capitalized until such time as the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer-related intangible assets consist of Atmel's contractual relationships and customer loyalty related to its distributor and end-customer relationships, and the fair values of the customer-related intangibles were determined based on Atmel's projected revenues. An analysis of expected attrition and revenue growth for existing customers was prepared from Atmel's historical customer information.  Customer relationships are being amortized in a manner based on the estimated cash flows associated with the existing customers and anticipated retention rates. Backlog relates to the value of orders not yet shipped by Atmel at the acquisition date, and the fair values were based on the estimated profit associated with those orders. Backlog related assets had a one year useful life and were being amortized on a straight-

line basis over that period. The total weighted average amortization period of intangible assets acquired as a result of the Atmel transaction is 9 years. Amortization expense associated with acquired intangible assets is not deductible for tax purposes.  Thus, approximately $178.1 million was established as a net deferred tax liability for the future amortization of the intangible assets.

Note 3. Net Sales

The following table represents the Company's net sales by product line (in millions):

Year Ended
March 31, 2019
Microcontrollers	$2,921.9
Analog, interface, mixed signal and timing products	1,530.7
Field-programmable gate array products	303.8
Memory products	184.0
Technology licensing	132.4
Multi-market and other	276.7
Total net sales	$5,349.5

All of the product lines listed above are included in the Company's Semiconductor Product segment with the exception of Technology Licensing, which belongs to the Technology Licensing segment.

The following table represents the Company's net sales by contract type (in millions).

Year Ended
March 31, 2019
Distributors	$2,719.1
Direct customers	2,498.0
Licensees	132.4
Total net sales	$5,349.5

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of original equipment manufacturers (OEMs) and, to a lesser extent, contract manufacturers. Licensees are customers of the Company's Technology Licensing segment, which include purchasers of intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash and Smartbits® one time programmable NVM technologies. All of the contract types listed in the table above are included in the Company's Semiconductor Product segment with the exception of Licensees, which belong to the Technology Licensing segment.

Substantially all of the Company's net sales are recognized from contracts with customers, and therefore, subject to the new revenue recognition standard.

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation, therefore contract liabilities are uncommon. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 8 for the opening and closing balances of the Company's receivables. As contracts with customers generally have an expected duration of one year or less, the balance of open performance obligations as of period end that will be recognized as revenue subsequent to March 31, 2020 is immaterial.

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

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company's technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore no contract liabilities are recorded. The Company does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 8 for the opening and closing balances of the Company's receivables.

Note 4. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's consolidated statements of income (in millions):

	For The Years Ended March 31,
	2019	2018	2017
Restructuring
Employee separation costs	$65.3	$1.2	$39.1
Gain on sale of assets	—	(4.4)	—
Impairment charges	3.6	—	12.6
Contract exit costs	(4.7)	0.7	44.1
Other	(0.3)	—	2.8
Legal contingencies	(30.2)	—	—
Non-restructuring contract exit costs and other	—	20.0	—
Total	$33.7	$17.5	$98.6

The Company continuously evaluates its existing operations in an attempt to identify and realize cost savings opportunities and operational efficiencies. This same approach is applied to businesses that are acquired by the Company and often the operating models of acquired companies are not as efficient as the Company's operating model which enables the Company to realize significant savings and efficiencies. As a result, following an acquisition, the Company will from time to time incur restructuring expenses; however, the Company is often not able to estimate the timing or amount of such costs in advance of the period in which they occur. The primary reason for this is that the Company regularly reviews and evaluates each position, contract and expense against the Company's strategic objectives, long-term operating targets and other operational priorities. Decisions related to restructuring activities are made on a "rolling basis" during the course of the integration of an acquisition whereby department managers, executives and other leaders work together to evaluate each of these expenses and make recommendations. As a result of this approach, at the time of an acquisition, the Company is not able to estimate the future amount of expected employee separation or exit costs that it will incur in connection with its restructuring activities.

The Company's restructuring expenses during the fiscal year ended March 31, 2019 were related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs and intangible asset impairment charges. The impairment charges in the fiscal year ended March 31, 2019 were primarily recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction and other previous acquisitions. The Company is not able to estimate the amount of such future expenses at this time.

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

The Company's restructuring expenses during fiscal 2017 were related to the Company's acquisitions of Atmel and Micrel, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs, contract exit costs, other operating expenses and intangible asset impairment losses. The impairment charges in fiscal 2017 were recognized as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets. At March 31, 2017, these activities were substantially complete.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $115.2 million in costs since the start of fiscal 2016 in connection with employee separation activities, of which $65.3 million, $1.2 million and $39.1 million was incurred during the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. The Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $40.8 million in costs in connection with contract exit activities since the start of fiscal 2016 which includes $4.7 million of income incurred for the year ended March 31, 2019 and $0.7 million and $44.1 million of costs incurred for the years ended March 31, 2018 and 2017, respectively. The amounts recognized during the fiscal year ended March 31, 2019 were primarily related to vacated lease liabilities. While the Company expects to incur further acquisition-related contract exit expenses, it is not able to estimate the amount at this time.

In the three months ended June 30, 2017, the Company completed the sale of an asset it acquired as part of its acquisition of Micrel for proceeds of $10.0 million and the gain of $4.4 million is included in the gain on sale of assets in the above table.

The following is a roll forward of accrued restructuring charges for fiscal 2019 and fiscal 2018 (in millions):

	Restructuring		Non-Restructuring
	Employee Separation Costs	Exit Costs	Exit Costs	Total
Balance at March 31, 2017	$5.4	$34.8	$—	$40.2
Charges	1.2	0.7	20.0	21.9
Payments	(5.9)	(9.2)	(0.9)	(16.0)
Non-cash - Other	(0.2)	1.0	—	0.8
Changes in foreign exchange rates	0.3	—	—	0.3
Balance at March 31, 2018	0.8	27.3	19.1	47.2
Additions due to Microsemi acquisition	10.4	9.0	—	19.4
Charges	48.9	(4.7)	—	44.2
Payments	(47.1)	(13.1)	(4.1)	(64.3)
Non-cash - Other	—	0.7	0.7	1.4
Changes in foreign exchange rates	(0.1)	—	—	(0.1)
Balance at March 31, 2019	$12.9	$19.2	$15.7	$47.8
Current				$26.9
Non-current				20.9
Total				$47.8

The liability for restructuring and other exit costs of $47.8 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheets as of March 31, 2019.

Note 5. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.

At March 31, 2019, the company had short-term investments of $2.3 million consisting of marketable equity securities.

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

The Company sold available-for-sale debt securities for proceeds of $1.38 billion during the year ended March 31, 2019 to help finance its acquisition of Microsemi. There were no sales of available-for-sale debt securities during the year ended March 31, 2018. The Company sold available-for-sale debt securities for proceeds of $470.2 million during the year ended March 31, 2017. The Company recognized losses of $5.6 million on available-for-sale debt securities during the year ended

March 31, 2019. The Company had no material net realized gains from sales of available-for-sale debt securities during fiscal years ended March 31, 2018 and March 31, 2017. During the year ended March 31, 2018, the Company recognized an impairment of $15.5 million on available-for-sale debt securities based on its evaluation of available evidence and the Company's intent to sell these investments which were subsequently sold in the first quarter of fiscal 2019. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other (loss) income, net on the consolidated statements of income.

As of March 31, 2019 and 2018 , the Company had no available-for-sale debt securities in an unrealized loss position.

The Company did not have any available-for-sale debt securities at March 31, 2019. The amortized cost and estimated fair value of the available-for-sale debt securities at March 31, 2018, by maturity are shown below (in millions). Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale debt securities as available for current operations.

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$246.5	$—	$—	$246.5
Due after one year and through five years	1,046.0	—	—	1,046.0
Due after five years and through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$1,292.5	$—	$—	$1,292.5

Note 6. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at March 31, 2019 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$8.3	$—	$8.3
Deposit accounts	—	420.3	420.3
Short-term investments:
Marketable equity securities	2.3	—	2.3
Total assets measured at fair value	$10.6	$420.3	$430.9

Assets measured at fair value on a recurring basis at March 31, 2018 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash and cash equivalents:
Money market mutual funds	$121.0	$—	$121.0
Deposit accounts	—	641.6	641.6
Commercial Paper	—	118.7	118.7
Government agency bonds	—	20.0	20.0
Short-term investments:
Marketable equity securities	2.8	—	2.8
Corporate bonds and debt	—	542.9	542.9
Time deposits	—	11.5	11.5
Government agency bonds	—	723.2	723.2
Municipal bonds - taxable	—	14.9	14.9
Total assets measured at fair value	$123.8	$2,072.8	$2,196.6

There were no transfers between Level 1 or Level 2 during fiscal 2019 or fiscal 2018. There were no assets measured on a recurring basis during fiscal 2019 or fiscal 2018 using significant unobservable inputs (Level 3).

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the years ended March 31, 2019, 2018 and 2017. These investments are included in other assets on the consolidated balance sheets.

The fair value measurements related to the Company's non-financial assets, such as intangible assets, assets held for sale and property, plant and equipment are based on available market prices at the measurement date based on transactions of similar assets and third-party independent appraisals, less costs to sell where appropriate. The Company classifies these measurements as Level 2.

Note 7. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2019 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at March 31, 2019 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note 6. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt, senior secured notes, and term loan facility as of March 31, 2019 and 2018 (in millions).

	March 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2023 Senior Secured Notes	$985.4	$1,020.1	N/A	N/A
2021 Senior Secured Notes	$987.4	$1,008.1	N/A	N/A
Term Loan Facility	$1,892.1	$1,911.5	N/A	N/A
2017 Senior Convertible Debt	$1,493.6	$2,285.4	$1,437.6	$2,459.2
2015 Senior Convertible Debt	$1,360.8	$2,810.6	$1,309.9	$3,079.1
2017 Junior Convertible Debt	$335.9	$740.8	$326.7	$876.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 12 Debt and Credit Facility for further information).

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2019	2018
Trade accounts receivable	$875.8	$557.8
Other	6.8	8.1
Total accounts receivable, gross	882.6	565.9
Less allowance for doubtful accounts	2.0	2.2
Total accounts receivable, net	$880.6	$563.7

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2019	2018
Raw materials	$74.5	$26.0
Work in process	413.0	311.8
Finished goods	224.2	138.4
Total inventories	$711.7	$476.2

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2019	2018
Land	$83.4	$73.4
Building and building improvements	647.6	508.5
Machinery and equipment	2,095.5	1,943.9
Projects in process	119.2	118.3
Total property, plant and equipment, gross	2,945.7	2,644.1
Less accumulated depreciation and amortization	1,949.0	1,876.2
Total property, plant and equipment, net	$996.7	$767.9

Depreciation expense attributed to property, plant and equipment was $180.6 million, $123.7 million and $122.9 million for the fiscal years ending March 31, 2019, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2019	2018
Accrued compensation and benefits	$133.2	$87.6
Income taxes payable	46.9	27.5
Sales related reserves	366.9	—
Accrued expenses and other liabilities	240.3	114.5
Total accrued liabilities	$787.3	$229.6

Sales related reserves represent price concessions and stock rotation rights that the Company offers to many of its distributors. For the fiscal year ending March 31, 2018, these sales related reserves were recorded within accounts receivable, and therefore did not exist within accrued liabilities. The Company made this change in classification as part of its adoption of ASC 606. For additional information regarding the Company's adoption of ASC 606, refer to Note 1 of the consolidated financial statements.

Note 9. Discontinued Operations

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

As the Company completed the sale of the mobile touch assets on November 10, 2016, there are no discontinued operations in the years ended March 31, 2019 or 2018. The results of discontinued operations for the year ended March 31, 2017 are as follows (in millions):

March 31, 2017
Net sales	$18.3
Cost of sales	15.8
Operating expenses	10.7
Gain on Sale	0.6
Income tax benefit	(1.6)
Net loss from discontinued operations	$(6.0)

Note 10. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,413.0	$(1,112.9)	$6,300.1
Customer-related	917.1	(544.0)	373.1
In-process research and development	7.7	—	7.7
Distribution rights	0.3	(0.2)	0.1
Other	7.3	(2.7)	4.6
Total	$8,345.4	$(1,659.8)	$6,685.6

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$1,952.3	$(644.4)	$1,307.9
Customer-related	716.9	(375.9)	341.0
In-process research and development	12.1	—	12.1
Distribution rights	0.3	(0.1)	0.2
Other	1.5	(0.7)	0.8
Total	$2,683.1	$(1,021.1)	$1,662.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years.  During the year ended March 31, 2019, due to the acquisition of Microsemi, the Company acquired $4.57 billion of core and developed technology which has a weighted average amortization period of 15 years, $200.2 million of customer-related intangible assets which have a weighted average amortization period of 12 years, $12.3 million of intangible assets related to backlog with an amortization period of 1 year, $5.8 million of other intangible assets which have a weighted average amortization period of 4 years, and $847.1 million of in-process technology. In fiscal 2019, $851.5 million of in-process research and development intangible assets, primarily consisting of intangible assets acquired in the acquisition of Microsemi, reached technological feasibility and was reclassified as core and developed technology and began being amortized over the respective estimated useful lives. The following is an expected amortization schedule for the intangible assets for fiscal 2020 through fiscal 2024, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2020	$1,005.8
2021	$944.1
2022	$873.1
2023	$680.0
2024	$608.3

Amortization expense attributed to intangible assets was $695.8 million, $492.2 million and $346.3 million for fiscal years 2019, 2018 and 2017, respectively. In fiscal 2019, $9.6 million was charged to cost of sales and $686.2 million was charged to operating expenses. In fiscal 2018, $6.1 million was charged to cost of sales and $486.1 million was charged to operating expenses. In fiscal 2017, $4.0 million was charged to cost of sales and $342.3 million was charged to operating expenses. The Company recognized impairment charges of $3.1 million, $0.5 million and $11.9 million in fiscal 2019, 2018 and fiscal 2017, respectively. The impairment charges of $3.1 million in fiscal 2019 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and as a result of the changes in the combined product roadmaps after the acquisition of Microsemi that affected the use and life of these assets. The impairment charges of $11.9 million in fiscal 2017 were recognized primarily as a result of the acquisition of Atmel and as a result of changes in the combined product roadmaps after the acquisition of Atmel that affected the use and life of these assets.

Goodwill activity for fiscal 2019 and fiscal 2018 was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2017 and 2018	$2,279.8	$19.2
Additions due to the acquisition of Microsemi	4,364.9	—
Balance at March 31, 2019	$6,644.7	$19.2

At March 31, 2019, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2019, the Company has never recorded an impairment charge against its goodwill balance.

Note 11. Income Taxes

The income tax provision consists of the following (amounts in millions):

	Year Ended March 31,
	2019	2018	2017
Pretax (loss) income:
U.S.	$(593.4)	$(127.3)	$(279.3)
Foreign	797.9	864.6	369.1
	$204.5	$737.3	$89.8
Current (benefit) expense:
U.S. Federal	$(98.0)	$369.4	$21.3
State	(5.3)	0.5	1.0
Foreign	14.1	60.8	23.8
Total current (benefit) expense	$(89.2)	$430.7	$46.1
Deferred expense (benefit):
U.S. Federal	$11.9	$82.5	$(114.7)
State	0.6	0.1	(5.4)
Foreign	(74.7)	(31.4)	(6.8)
Total deferred (benefit) expense	(62.2)	51.2	(126.9)
Total Income tax (benefit) provision	$(151.4)	$481.9	$(80.8)

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

Accounting Standards Codification ("ASC") 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which allowed companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded a reasonable estimate when measurable and with the understanding that the provisional amount was subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional amounts were recorded. As of December 31, 2018, the Company completed its review of the previously recorded provisional amounts related to the Act, recorded necessary adjustments, and the amounts are now final under SAB 118.

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

The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P), the tax on which the Company previously deferred from U.S. income taxes under U.S. law. The Company recorded a provisional amount for its one-time transition tax expense for each of its foreign subsidiaries, resulting in a transition tax expense of $644.7 million at March 31, 2018. Upon further analyses of the Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax expense during the period ended December 31, 2018. The Company increased its March 31, 2018 provisional amount by $13.1 million to $657.8 million, which is included as a component of income tax expense from continuing operations. The measurement period adjustment of $13.1 million decreased basic and diluted net income per common share by $0.06 and $0.05, respectively, for the year ended March 31, 2019.

The Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which the Company would incur significant, additional costs upon repatriation of such amounts.  It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.

As of March 31, 2018, the Company removed its valuations allowance on certain foreign tax credits and recorded a provisional income tax benefit of $36.4 million. Upon further analysis of the Act, the Company did not make adjustments to the provisional amount.

The Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Year Ended March 31,
	2019	2018	2017
Computed expected income tax provision	$43.0	$232.6	$31.4
State income taxes, net of federal benefit	(8.7)	(1.3)	(4.6)
Foreign income taxed at lower than the federal rate	(94.0)	(208.8)	(105.0)
Impact of the Act - one-time transition tax, net of foreign tax credits	13.1	653.7	—
Impact of the Act - deferred tax effects, net of valuation allowance	—	(136.7)	—
Global intangible low-taxed income	95.4	—	—
Business realignment	(90.6)	—	—
Increases related to current year tax positions	9.0	32.0	53.7
Decreases related to prior year tax positions (1)	(75.1)	(11.3)	(36.3)
Share-based compensation	(13.3)	(27.2)	(25.0)
Research and development tax credits	(27.5)	(17.0)	(12.8)
Intercompany prepaid tax asset amortization	5.2	7.4	7.9
Foreign exchange	4.6	(20.5)	(1.7)
Other	(2.6)	(0.5)	9.8
Change in valuation allowance	(9.9)	(20.5)	1.8
Total income tax provision (benefit)	$(151.4)	$481.9	$(80.8)

(1) The release of prior year tax positions during fiscal 2019 increased the basic and diluted net income per common share by $0.32 and $0.30, respectively. The release of prior year tax positions during fiscal 2018 increased the basic and diluted net income per common share by $0.05. The release of prior year tax positions during fiscal 2017 increased the basic and diluted net income per common share by $0.17 and $0.15, respectively.

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand, Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2022 and 2026, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The Company’s Microsemi operations in Malaysia are subject to a tax holiday that effectively reduces the income tax rate in that jurisdiction. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements. The aggregate dollar expense derived from these tax holidays approximated $0.1 million in fiscal 2019. The aggregate dollar benefit derived from these tax holidays approximated $6.2 million and $13.2 million in fiscal 2018 and 2017, respectively. The impact of the tax holidays during fiscal 2019 did not impact basic and diluted net income per common share. The impact of the tax holidays during fiscal 2018 increased the basic and diluted net income per common share by $0.03 and $0.02, respectively. The impact of the tax holidays during fiscal 2017 increased the basic and diluted net income per common share by $0.06.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2019	2018
Deferred tax assets:
Deferred income on shipments to distributors	$—	$39.1
Inventory valuation	45.0	10.7
Net operating loss carryforward	94.3	101.1
Capital loss carryforward	9.6	10.6
Share-based compensation	42.4	31.4
Income tax credits	376.5	178.4
Property, plant and equipment	23.6	25.7
Accrued expenses and other	91.4	91.2
Intangible assets	1,608.1	—
Other	12.6	—
Gross deferred tax assets	2,303.5	488.2
Valuation allowances	(332.1)	(204.5)
Deferred tax assets, net of valuation allowances	1,971.4	283.7
Deferred tax liabilities:
Convertible debt	(279.3)	(304.4)
Intangible assets	(721.0)	(66.6)
Other	—	(18.3)
Deferred tax liabilities	(1,000.3)	(389.3)
Net deferred tax asset (liability)	$971.1	$(105.6)

Reported as:
Non-current deferred tax assets	$1,677.2	$100.2
Non-current deferred tax liability	(706.1)	(205.8)
Net deferred tax asset (liability)	$971.1	$(105.6)

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

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $94.3 million available at March 31, 2019.  The federal, state and foreign NOL carryforwards expire at various times between 2020 and 2039, of which portion of the NOL carryforwards do not expire. The Company had state tax credits of $158.5 million available at March 31, 2019.  These state tax credits expire at various times between 2020 and 2039. The Company had capital loss carryforwards with an estimated tax effect of $9.6 million available at March 31, 2019. These capital loss carryforwards begin to expire in fiscal 2020. The Company had foreign tax credits of $18.5 million available at March 31, 2019. These foreign tax credits begin to expire in fiscal 2022. The Company had credits for increasing research activity in the amount of $129.3 million available at March 31, 2019. These credits begin to expire in fiscal 2020. The Company had U.S. prior year minimum tax credits in the amount of $4.5 million available at March 31, 2019. These credits do not expire. The Company had refundable tax credits in foreign jurisdictions of $45.8 million available at March 31, 2019. The Company had withholding tax credits in foreign jurisdictions of $19.9 million available at March 31, 2019. These credits expire at various times between fiscal 2022 and 2024.

The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain effectively open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

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

The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other domestic and international tax jurisdictions based on its estimate of whether, and the extent to which, the tax positions are more likely than not to be sustained based on the technical merits.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2016 to March 31, 2019 (amounts in millions):

	Year Ended March 31,
	2019	2018	2017
Beginning balance	$436.0	$398.5	$220.7
Increases related to acquisitions	329.7	—	193.3
Decreases related to settlements with tax authorities	(8.3)	(0.1)	(11.7)
Decreases related to statute of limitation expirations	(16.2)	(10.9)	(7.6)
Increases related to current year tax positions	27.8	30.3	26.3
Increases (decreases) related to prior year tax positions	(5.6)	18.2	(22.5)
Ending balance	$763.4	$436.0	$398.5

As of March 31, 2019 and March 31, 2018, the Company had accrued interest and penalties related to tax contingencies of $88.1 million and $80.8 million, respectively. Interest and penalties charged to operations for the years ended March 31, 2018 and 2017 related to the Company's uncertain tax positions were $5.4 million and $5.8 million, respectively. Previously accrued interest and penalties that were released during the year ended March 31, 2019 were $37.5 million.

The total amount of gross unrecognized tax benefits was $763.4 million and $436.0 million as of March 31, 2019 and March 31, 2018, respectively, of which $664.4 million and $436.0 million is estimated to impact the Company's effective tax rate, if recognized. The Company estimates that it is reasonably possible unrecognized tax benefits as of March 31, 2019 could decrease by approximately $50.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

Note 12.     Debt and Credit Facility

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	March 31,
				2019	2018
Senior Secured Indebtedness
Revolving Credit Facility				$3,266.5	$—
Term Loan Facility				1,911.5	N/A
2023 Notes, maturing June 1, 2023 ("2023 Notes")	4.333%			1,000.0	N/A
2021 Notes, maturing June 1, 2021 ("2021 Notes")	3.922%			1,000.0	N/A
Total Senior Secured Indebtedness				7,178.0	—
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt, maturing February 15, 2027 ("2017 Senior Convertible Debt")	1.625%	6.0%	$1,396.3	$2,070.0	$2,070.0
2015 Senior Convertible Debt, maturing February 15, 2025 ("2015 Senior Convertible Debt")	1.625%	5.9%	$1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt, maturing February 15, 2037 ("2017 Junior Convertible Debt")	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				4,481.3	4,481.3

Gross long-term debt including current maturities				11,659.3	4,481.3
Less: Debt discount (2)				(1,268.7)	(1,372.9)
Less: Debt issuance costs (3)				(83.6)	(40.1)
Net long-term debt including current maturities				10,307.0	3,068.3
Less: Current maturities (4)				(1,360.8)	(1,309.9)
Net long-term debt				$8,946.2	$1,758.4

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

(2) The unamortized discount includes the following (in millions):

	March 31,
	2019	2018
2023 Notes	$(4.4)	N/A
2021 Notes	(3.8)	N/A
2017 Senior Convertible Debt	(561.9)	(616.3)
2015 Senior Convertible Debt	(351.4)	(400.3)
2017 Junior Convertible Debt	(347.2)	(356.3)
Total unamortized discount	$(1,268.7)	$(1,372.9)

(3) Debt issuance costs include the following (in millions):

	March 31,
	2019	2018
Revolving Credit Facility	$(14.7)	$(5.9)
Term Loan Facility	(19.4)	N/A
2023 Notes	(10.2)	N/A
2021 Notes	(8.8)	N/A
2017 Senior Convertible Debt	(14.5)	(16.1)
2015 Senior Convertible Debt	(12.8)	(14.8)
2017 Junior Convertible Debt	(3.2)	(3.3)
Total debt issuance costs	$(83.6)	$(40.1)

(4) Current maturities include the full balance of the 2015 Senior Convertible Debt as of March 31, 2019 and 2018.

Expected maturities relating to the Company’s long-term debt as of March 31, 2019 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2020	$—
2021	—
2022	1,000.0
2023	—
2024	4,266.5
Thereafter	6,392.8
Total	$11,659.3

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

	Dividend adjusted rates as of March 31, 2019
	Conversion Rate, adjusted	Approximate Conversion Price, adjusted	Incremental Share Factor, adjusted	Maximum Conversion Rate, adjusted
2017 Senior Convertible Debt	10.2925	$97.16	5.1462	14.6668
2015 Senior Convertible Debt	16.0504	$62.30	8.0252	22.4705
2017 Junior Convertible Debt	10.4763	$95.45	5.2382	14.6668

As of March 31, 2019, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were not convertible. As of March 31, 2019, the holders of the 2015 Senior Convertible Debt have the right to convert their debentures between April 1, 2019 and June 30, 2019 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended March 31, 2019. As of March 31, 2019, the 2015 Senior Convertible Debt had a value if converted above par of $857.9 million.

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

Interest expense includes the following (in millions):

	Year Ended March 31,
	2019	2018	2017
Debt issuance amortization	$12.9	$3.1	$2.4
Debt discount amortization	2.2	—	—
Interest expense	291.8	6.6	40.4
Total interest expense on Senior Secured Indebtedness	306.9	9.7	42.8
Debt issuance amortization	3.6	3.5	2.1
Debt discount amortization	112.4	106.1	56.1
Coupon interest expense	77.1	77.3	44.5
Total interest expense on Convertible Debt	193.1	186.9	102.7
Other interest expense	2.9	2.4	0.8
Total interest expense	$502.9	$199.0	$146.3

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.88 years, 5.88 years, and 17.88 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively.

In November 2017, the Company called for redemption $14.6 million in principal value of the remaining outstanding 2007 Junior Subordinated Convertible Debt (2007 Junior Convertible Debt) with an effective redemption date of December 15, 2017 for which substantially all holders submitted requests to convert. Prior to the call, conversion requests were received in both the second and third quarters of fiscal 2018. Total conversions for fiscal 2018 were for a principal amount of $32.5 million for which the Company settled the principal amount in cash and issued 0.5 million shares of its common stock in respect of the conversion value in excess of the principal amount for the conversions occurring prior to the redemption notice and $41.0 million in cash for the conversion value in excess of the principal amount for the conversion requests received after the notice of redemption. A loss on total conversions was recorded for $2.2 million.

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

The Company utilized the proceeds from the issuances of the 2017 Senior Convertible Debt, 2017 Junior Convertible Debt, and 2015 Senior Convertible Debt to reduce amounts borrowed under its Credit Facility and to settle a portion of the 2007 Junior Convertible Debt in privately negotiated transactions. In February 2017 and February 2015, the Company settled $431.3 million and $575.0 million, respectively, in aggregate principal of its 2007 Junior Convertible Debt. The February 2015 repurchase consisted solely of cash. In February 2017, the Company used cash of $431.3 million and an aggregate of 12.0 million in shares of the Company's common stock valued at $862.7 million for total consideration of $1.29 billion to repurchase $431.3 million of the 2007 Junior Convertible Debt, of which $188.0 million was allocated to the liability component and $1.11 billion was allocated to the equity component. In addition, in February 2017, there was an inducement fee of $5.0 million which was recorded in the consolidated statements of income in loss on settlement of debt. The consideration transferred in February 2015 was $1.13 billion, of which $238.3 million was allocated to the liability component and $896.3 million was allocated to the equity component. In the case of both settlements of the 2007 Junior Convertible Debt, the consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt prior to the retirement. The transactions resulted in a loss on settlement of debt of approximately $43.9 million and $50.6 million in fiscal 2017 and fiscal 2015, respectively, which represented, in each case, the difference between the fair value of the liability component at time of repurchase and the sum of the carrying values of the debt component and any unamortized debt issuance costs.

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

Credit Facility

In May 2018, the Company amended and restated its credit agreement to, among other things, increase the size of the Revolving Credit Facility thereunder to $3.84 billion from $3.12 billion at March 31, 2018. In connection with the amendment and restatement of the Credit Agreement, the Company incurred issuance costs of $13.6 million which will be amortized using the effective interest method over the term of the debt. In the year ended March 31, 2019, the Company terminated the commitments for the 2020 Revolving Loans which decreased the capacity of the Revolving Credit Facility to $3.60 billion.

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.60 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Credit Agreement consists of approximately $3.60 billion of revolving loan commitments that terminate on May 18, 2023 (the "2023 Maturity Date").  The $244.3 million of revolving loan commitments (the "2020 Revolving Loans") that would terminate on February 4, 2020 were canceled in the fiscal year ended March 31, 2019. The Revolving Loans bear interest, at the Company’s option, at the base rate plus a spread of 0.00% to 1.00% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.00% to 2.00%, in each case with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

The Credit Agreement permits the Company to add one or more incremental term loan facilities (in addition to the loans under the Term Loan Facility) and/or increase the commitments under the Revolving Credit Facility from time to time, subject, in each case, to the receipt of additional commitments from existing and/or new lenders and pro forma compliance with a consolidated senior leverage ratio set forth in the Credit Agreement.

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Credit Agreement. To secure the Company's obligations under the Credit Agreement and the subsidiary guarantors’ obligations under the guarantees, the Company and each of the subsidiary guarantors has granted a security interest in substantially all its assets subject to certain exceptions and limitations.

In May 2018, the Company borrowed $3.0 billion aggregate principal amount of loans under the Term Loan Facility ("Term Loans"). In connection with such borrowings, the Company incurred issuance costs of $34.7 million which will be amortized using the effective interest method over the term of the debt. The Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Microsemi acquisition effective date, equal to 0.25% of the aggregate original principal amount of the Term Loans. In addition, the Credit Agreement requires mandatory prepayments of the Term Loans from the incurrence of debt not otherwise permitted to be incurred under the Credit Agreement, certain asset sales and certain excess cash flow. Mandatory prepayments with excess cash flow (as defined in the Credit Agreement) are required to be made beginning with the Company’s fiscal year ending March 31, 2020 in an amount equal to

50%, 25% or 0% of the excess cash flow for such fiscal year, depending on the Company’s senior leverage ratio. The Company may prepay the Term Loans at any time without premium or penalty. Term Loans repaid or prepaid may not be reborrowed. During fiscal 2019, the Company voluntarily prepaid $1.09 billion of principal under the Term Loan Facility of which $500.0 million was from funds borrowed under its Revolving Credit Facility. The transactions resulted in a loss on settlement of debt of approximately $11.5 million consisting of unamortized financing fees.

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on the 2023 Maturity Date in the case of revolving loans under the Credit Agreement and May 29, 2025 in the case of the Term Loans. The Company pays a quarterly commitment fee on the available but unused portion of its line of credit which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. At March 31, 2019, the Company was in compliance with these financial covenants.

The financial covenants include limits on the Company's consolidated total leverage ratio and senior leverage ratio. The maximum Total Leverage Ratio (capitalized terms not otherwise defined in this Form 10-K have the meaning of the defined terms in the applicable agreements), measured quarterly, cannot exceed (a) 6.75 to 1.00 for any such period ended on or after the Microsemi Acquisition Closing Date to (but excluding) the first anniversary of the Microsemi Acquisition Closing Date, (b) 6.25 to 1.00 for any such period ended on or after the first anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary or the Microsemi Acquisition Closing Date and (c) 5.75 to 1.00 for any such period ended on or after the second anniversary of the Microsemi Acquisition Closing Date. The total leverage ratio is calculated as Consolidated Total Indebtedness, excluding the Junior Convertible Debt up to a $700 million maximum, to Consolidated EBIDTA for a period of four consecutive quarters. The Credit Agreement also requires that the Senior Leverage Ratio, measured quarterly, not exceed (a) 4.75 to 1.00 for any such period ended from (and including) the Microsemi Acquisition Closing Date to (but excluding) the first anniversary of the Microsemi Acquisition Closing Date, (b) 4.25 to 1.00 for any such period ended on or after the first anniversary of the Microsemi Acquisition Closing Date to (but excluding) the second anniversary of the Microsemi Acquisition Closing Date and (c) 3.75 to 1.00 for any such period ended on or after the second anniversary of the Microsemi Acquisition Closing Date. The senior leverage ratio is calculated as Consolidated Senior Indebtedness to Consolidated EBIDTA for four consecutive quarters. The Company is also required to comply with a Minimum Interest Coverage Ratio of at least 3.25 to 1.00 for any period ended on or after the Microsemi Acquisition Closing Date, measured quarterly.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Credit Facility at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

Note 13.     Contingencies

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-JJT and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  The Jackson complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and generally alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  On December 11, 2018, the Court issued an order appointing the lead plaintiff.  An amended complaint was filed on February 22, 2019. Defendants filed a motion to dismiss the amended complaint on April 1, 2019.

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

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against us and four of our officers asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200 ("UCL"). On November 8, 2018, defendants removed the action to the United States District Court for the Central District of California, Case No. 18-cv-02000-JLS. Defendants moved to dismiss, and, following the Court's ruling, Plaintiffs filed an amended complaint that dropped the trade libel and UCL claims. The plaintiffs are seeking unspecified compensatory damages (ranging from an alleged $10 million to $100 million), as well as punitive damages, injunctive relief, and attorneys' fees and costs. Discovery has begun, and the Court has set a Final Pretrial Conference date of May 22, 2020.

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:
Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $208 million. The Company's Atmel subsidiaries intend to defend this action vigorously.

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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2019, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $164 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2019, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company has learned of an ongoing compromise of its computer networks by what is believed to be sophisticated hackers. The Company has engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. The Company has taken steps to identify malicious activity on its network including a compromise of its network and, as of the date of this filing, the Company is implementing a containment plan. The Company is continuing to evaluate the effectiveness of the containment plan and the amount and content of the information that was compromised and to implement additional remedial actions. At this time, the Company does not believe that this IT system compromise has had a material adverse effect on its business or resulted in any material damage to it. However, the Company is still evaluating the amount and type of data that was compromised and there can be no assurance as to what the impact of this IT system compromise will be. The Company has considered whether there may be litigation, investigations or claims related to such matter but it is too early to know if or whether litigation, investigations or claims may be asserted or what the nature of such proceedings or alleged damages may be.

Note 14.     Stock Repurchase Activity

In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock. There were no repurchases of common stock during fiscal 2019, 2018 and 2017.  There is no expiration date associated with this repurchase program. As of March 31, 2019, approximately 15.6 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 15.     Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain French and German employees. Most of these defined pension plans, which were acquired in the Atmel and Microsemi acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company's German pension plan provides for defined benefit payouts for covered German employees following retirement.

The aggregate net pension expense relating to these two plans is as follows (in millions):

	Year Ended March 31,
	2019	2018	2017
Service costs	$1.5	$2.2	$1.4
Interest costs	1.1	1.0	1.0
Amortization of actuarial loss	0.4	0.8	—
Settlements	—	—	0.5
Net pension period cost	$3.0	$4.0	$2.9

Interest costs and amortization of actuarial losses are recorded in the other (loss) income, net line item in the statements of income.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (in millions):

	Year Ended March 31,
	2019	2018
Projected benefit obligation at the beginning of the year	$61.0	$50.4
Additions due to acquisition of Microsemi	9.8	—
Service cost	1.5	2.2
Interest cost	1.1	1.0
Actuarial losses	6.0	0.7
Benefits paid	(0.9)	(0.8)
Foreign currency exchange rate changes	(5.8)	7.5
Projected benefit obligation at the end of the year	$72.7	$61.0
Accumulated benefit obligation at the end of the year	$66.7	$55.5
Weighted average assumptions
Discount rate	1.41%	1.73%
Rate of compensation increase	2.79%	2.91%

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

As the defined benefit plans are unfunded, the liability recognized on the Company's consolidated balance sheet as of March 31, 2019 was $72.7 million of which $1.3 million is included in accrued liabilities and $71.4 million is included in other long-term liabilities. The liability recognized on the Company's consolidated balance sheet as of March 31, 2018 was $61.0 million of which $0.9 million is included in accrued liabilities and $60.1 million is included in other long-term liabilities.

Future estimated expected benefit payments for fiscal year 2020 through 2029 are as follows (in millions):

Fiscal Year Ending March 31,	Expected Benefit Payments
2020	$1.3
2021	1.5
2022	1.9
2023	1.8
2024	2.3
2025 through 2029	11.9
Total	$20.7

The Company's net periodic pension cost for fiscal 2020 is expected to be approximately $3.3 million.

In connection with the acquisition of SMSC in August 2012, the Company assumed an unfunded Supplemental Executive Retirement Plan ("SERP"), which provides former SMSC senior management with retirement, disability and death benefits. An amendment to the SERP was executed on November 3, 2009, freezing the benefit level for existing participants as of February 28, 2010 and closing the SERP to new participants. As of March 31, 2019, the projected benefit obligation is $3.7 million. Annual benefit payments and contributions under this plan are expected to be approximately $0.4 million in fiscal 2020 and approximately $4.1 million cumulatively in fiscal 2021 through fiscal 2029.

Defined Contribution Plans

The Company maintains a contributory profit-sharing plan for its domestic employees meeting certain eligibility and service requirements.  The plan qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, and allows employees to contribute up to 60% of their base salary, subject to maximum annual limitations prescribed by the IRS.  The Company has a discretionary matching contribution program. All matches are provided on a quarterly basis and require the participant to be an active employee at the end of the applicable quarter.  During fiscal 2019, 2018 and 2017, the Company's matching contributions to the plan totaled $8.6 million, $8.8 million and $8.2 million, respectively.

The Company's 2001 Employee Stock Purchase Plan (the 2001 Purchase Plan) became effective on March 1, 2002.  Under the 2001 Purchase Plan, eligible employees of the Company may purchase shares of common stock at semi-annual intervals through periodic payroll deductions.  The purchase price in general will be 85% of the lower of the fair market value of the common stock on the first day of the participant's entry date into the offering period or of the fair market value on the semi-annual purchase date.  Depending upon a participant's entry date into the 2001 Purchase Plan, purchase periods under the 2001 Purchase Plan consist of overlapping periods of either 24, 18, 12 or 6 months in duration.  In May 2003 and August 2003, the Company's Board and stockholders, respectively, each approved an annual automatic increase in the number of shares reserved under the 2001 Purchase Plan.  The automatic increase took effect on January 1, 2005, and on each January 1 thereafter during the term of the plan, and is equal to the lesser of (i) 1,500,000, (ii) one half of one percent (0.5%) of the then outstanding shares of the Company's common stock, or (iii) such lesser amount as is approved by Board of Directors.  On January 1, 2019, under the automatic increase provision, an additional 1,184,815 shares of Common Stock were reserved for sale under the 2001 Purchase Plan in future offering periods. Upon the approval of the Board of Directors, there were no shares added under the 2001 Purchase Plan on January 1, 2018 based on the automatic increase provision. On January 1, 2017, an additional 1,077,150 shares were reserved under the 2001 Purchase Plan based on the automatic increase.  Since the inception of the 2001 Purchase Plan, 14,557,319 shares of common stock have been reserved for issuance and 8,293,815 shares have been issued under this purchase plan.

During fiscal 1995, a purchase plan was adopted for employees in non-U.S. locations.  Such plan provided for the purchase price per share to be 100% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  Effective May 1, 2006, the Company's Board of Directors approved a purchase price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the semi-annual purchase plan period.  On May 1, 2006, the Company's Board of Directors approved an annual automatic increase in the number of shares reserved under the plan.  The automatic increase took effect on January 1, 2007, and on each January 1 thereafter during the term of the plan, and is equal to one tenth of one percent (0.1%) of the then outstanding shares of the Company's common stock.  On January 1, 2019, under the automatic increase provision, an additional 236,963 shares of Common Stock were reserved for sale under the International Purchase Plan in future offering periods. Upon the approval of the Board of Directors, there were no shares added under the plan on January 1, 2018 based on the automatic increase provision. On January 1, 2017, an additional 215,430 shares were reserved under the plan based on the automatic increase. Since the inception of this purchase plan, 2,156,176 shares of common stock have been reserved for issuance and 1,524,674 shares have been issued under this purchase plan.

Effective January 1, 1997, the Company adopted a non-qualified deferred compensation arrangement.  This plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of highly compensated employees as defined in ERISA Sections 201, 301 and 401.  There are no Company matching contributions made under this plan.

The Company has management incentive compensation plans which provide for bonus payments, based on a percentage of base salary, from an incentive pool created from operating profits of the Company, at the discretion of the Board of Directors.  During fiscal 2019, 2018 and 2017, $18.7 million, $48.1 million and $41.5 million were charged against operations for these plans, respectively.

The Company also has a plan that, at the discretion of the Board of Directors, provides a cash bonus to all employees of the Company based on the operating profits of the Company.  During fiscal 2019, 2018 and 2017, $16.4 million, $36.3 million and $28.2 million, respectively, were charged against operations for this plan.

Note 16. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Year Ended March 31,
	2019	2018	2017
Cost of sales (1)	$14.9	$13.8	$18.7
Research and development	72.0	42.5	46.8
Selling, general and administrative	62.3	36.9	62.6
Special (income) charges and other, net	17.2	—	—
Pre-tax effect of share-based compensation	166.4	93.2	128.1
Income tax benefit	35.5	28.3	44.2
Net income effect of share-based compensation	$130.9	$64.9	$83.9

(1) During the year ended March 31, 2019, $17.2 million of share-based compensation expense was capitalized to inventory, and $14.9 million of previously capitalized share-based compensation expense in inventory was sold. During the year ended March 31, 2018, $11.9 million of share-based compensation expense was capitalized to inventory and $13.8 million of previously capitalized share-based compensation expense in inventory that was sold. During the year ended March 31, 2017, $11.3 million of share-based compensation expense was capitalized to inventory. The amount of share-based compensation included in cost of sales during fiscal 2017 included $14.5 million of previously capitalized share-based compensation expense in inventory was sold and $4.2 million of share-based compensation expense related to the Company's acquisition of Atmel that was not previously capitalized into inventory.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2020 through fiscal 2024 related to unvested share-based payment awards at March 31, 2019 is $253.4 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.88 years.

Microsemi Acquisition-related Equity Awards

In connection with its acquisition of Microsemi on May 29, 2018, the Company assumed certain restricted stock units (RSUs), stock appreciation rights (SARs), and stock options granted by Microsemi. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $175.4 million. A portion of that fair value, $53.9 million, which represented the pre-acquisition vested service provided by employees to Microsemi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $121.5 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the year ended March 31, 2019, the Company recognized $65.2 million of share-based compensation expense in connection with the acquisition of Microsemi, of which $3.5 million was capitalized into inventory and $17.2 million was due to the accelerated vesting of outstanding equity awards upon termination of certain Microsemi employees.

Atmel Acquisition-related Equity Awards

In connection with its acquisition of Atmel on April 4, 2016, the Company assumed certain RSUs granted by Atmel. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $95.9 million. A portion of that fair value, $7.5 million, which represented the pre-acquisition vested service provided by employees to Atmel, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $88.4 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

Combined Incentive Plan Information

RSU share activity under the 2004 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2016	6,307,742	$36.76
Granted	1,635,655	51.46
Assumed upon acquisition	2,059,524	46.57
Forfeited	(722,212)	43.58
Vested	(2,861,253)	38.60
Nonvested shares at March 31, 2017	6,419,456	42.06
Granted	1,267,536	77.26
Forfeited	(279,051)	49.65
Vested	(1,735,501)	38.00
Nonvested shares at March 31, 2018	5,672,440	50.79
Granted	1,951,408	77.83
Assumed upon acquisition	1,805,680	91.70
Forfeited	(408,242)	73.36
Vested	(2,729,324)	61.51
Nonvested shares at March 31, 2019	6,291,962	$64.81

The total intrinsic value of RSUs which vested during the years ended March 31, 2019, 2018 and 2017 was $229.3 million, $146.0 million and $166.1 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2019 was $522.0 million, calculated based on the closing price of the Company's common stock of $82.96 per share on March 29, 2019.  At March 31, 2019, the weighted average remaining expense recognition period was 1.91 years.

Stock option and stock appreciation right (SAR) activity under the Company's stock incentive plans in the three years ended March 31, 2019 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2016	913,508	$33.00
Exercised	(437,906)	34.34
Forfeited or expired	(42,485)	34.26
Outstanding at March 31, 2017	433,117	31.51
Exercised	(131,666)	31.75
Forfeited or expired	(17,111)	34.73
Outstanding at March 31, 2018	284,340	31.21
Assumed upon acquisition	141,751	25.86
Exercised	(140,118)	27.67
Forfeited or expired	(4,091)	39.62
Outstanding at March 31, 2019	281,882	$30.16

The total intrinsic value of options and SARs exercised during the years ended March 31, 2019, 2018 and 2017 was $8.3 million, $7.4 million and $9.6 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding at March 31, 2019 was $14.9 million.  The aggregate intrinsic value of options and SARS exercisable at March 31, 2019 was $14.8 million. The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $82.96 per share on March 29, 2019.

As of March 31, 2019 and March 31, 2018, the number of option and SAR shares exercisable was 278,591 and 224,022, respectively, and the weighted average exercise price per share was $30.03 and $29.96, respectively.

There were no stock options granted in the years ended March 31, 2019, 2018 and 2017.

Note 17.     Commitments

The Company leases office space and transportation and other equipment under operating leases which expire at various dates through September 2032.   The future minimum lease commitments under these operating leases at March 31, 2019 were as follows (in millions):

Year Ending March 31,	Amount
2020	$49.0
2021	38.2
2022	30.2
2023	18.0
2024	9.1
Thereafter	22.6
Total minimum payments	$167.1

The terms of the leases do not contain significant restriction provisions and usually contain standard rent escalation clauses as well as options for renewal. Rental expense under operating leases totaled $50.9 million, $30.0 million and $35.4 million for fiscal 2019, 2018 and 2017, respectively.

Commitments for construction or purchase of property, plant and equipment totaled $18.8 million as of March 31, 2019, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $194.9 million, which includes outstanding purchase commitments with the Company's wafer foundries and other suppliers, for delivery in fiscal 2020.

Note 18.     Geographic and Segment Information

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

The following table represents net sales and gross profit for each segment (in millions):

	Years ended March 31,
	2019		2018		2017
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$5,217.1	$2,798.9	$3,876.0	$2,315.9	$3,316.6	$1,666.0
Technology licensing	132.4	132.4	104.8	104.8	91.2	91.2
Total	$5,349.5	$2,931.3	$3,980.8	$2,420.7	$3,407.8	$1,757.2

The Company sells its products to distributors and original equipment manufacturers (OEMs) in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment net of accumulated amortization) by geographic area are as follows (in millions):

	March 31,
	2019	2018
United States	$521.1	$393.3
Thailand	209.3	215.5
Various other countries	266.3	159.1
Total long-lived assets	$996.7	$767.9

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 80% of consolidated net sales for fiscal 2019 and approximately 85% and 84% of net sales during fiscal 2018 and fiscal 2017, respectively.  Sales to customers in Europe represented approximately 23% of consolidated net sales for fiscal 2019 and approximately 24% of consolidated net sales for each of fiscal 2018 and fiscal 2017.  Sales to customers in Asia represented approximately 52% of consolidated net sales for fiscal 2019 and approximately 58% of consolidated net sales for each of fiscal 2018 and 2017.  Within Asia, sales into China represented approximately 22%, 30% and 32% of consolidated net sales for fiscal 2019, 2018 and 2017, respectively. Sales into Taiwan represented approximately 13%, 11% and 9% of consolidated net sales for fiscal 2019, 2018 and 2017, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which made up 10% of net sales, no other distributor or end customer accounted for more than 10% of net sales in fiscal 2019. In fiscal 2018 and fiscal 2017, no distributor or end customer accounted for more than 10% of net sales.

Note 19. Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses.  Foreign exchange rate fluctuations after the effects of hedging activity resulted in net gains of $1.7 million, $9.3 million and $1.0 million in fiscal 2019, 2018 and 2017, respectively. As of March 31, 2019 and 2018, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net losses and gains on foreign currency forward contracts in the year ended March 31, 2019, compared to net gains of $4.2 million and net losses of $2.3 million in the years ended March 31, 2018 and 2017, respectively. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other (loss) income, net. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

Note 20. Net Income Per Common Share From Continuing Operations

The following table sets forth the computation of basic and diluted net income per common share from continuing operations (in millions, except per share amounts):

	Year Ended March 31,
	2019	2018	2017
Net income from continuing operations	$355.9	$255.4	$170.6
Basic weighted average common shares outstanding	236.2	232.9	217.2
Dilutive effect of stock options and RSUs	3.8	4.4	4.4
Dilutive effect of 2007 Junior Convertible Debt	—	1.3	12.7
Dilutive effect of 2015 Senior Convertible Debt	9.9	10.3	0.5
Dilutive effect of 2017 Senior Convertible Debt	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	—	—	—
Diluted weighted average common shares outstanding	249.9	248.9	234.8
Basic net income per common share from continuing operations	$1.51	$1.10	$0.79
Diluted net income per common share from continuing operations	$1.42	$1.03	$0.73

The Company computed basic net income per common share from continuing operations based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share from continuing operations based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for the years ended March 31, 2019, 2018, and 2017.

Diluted weighted average common shares outstanding for fiscal 2018 and 2017 includes 1.3 million and 12.7 million shares, respectively, issuable upon the exchange of the Company's 2007 Junior Convertible Debt.  The Company's 2007 Junior Convertible Debt was fully settled as of December 31, 2017 (see Note 12 for details on the settlement of debt), with the Company issuing an aggregate of 3.7 million shares of its common stock in the settlement of $143.8 million principal amount in fiscal 2018 and an aggregate of 12.0 million shares of its common stock in the settlement of $431.3 million principal amount in fiscal 2017.  The shares that were issued were included in the weighted average dilutive common shares outstanding through the date of the issuance and were reflected in the weighted average common shares outstanding thereafter. Diluted weighted average common shares outstanding for fiscal 2019, 2018, and 2017 includes 9.9 million shares, 10.3 million shares, and 0.5 million shares, respectively, issuable upon the exchange of the Company's 2015 Senior Convertible Debt. There were no shares issuable upon the exchange of the Company's 2017 Junior Convertible Debt or the Company's 2017 Senior Convertible Debt. The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the principal amount of the debentures will be settled in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 12 for details on the convertible debt):

	Year Ended March 31,
	2019	2018	2017
2007 Junior Convertible Debt (1)	N/A	$23.59	$24.01
2015 Senior Convertible Debt	$62.86	$63.94	$65.21
2017 Senior Convertible Debt	$98.03	$99.71	$100.58
2017 Junior Convertible Debt	$96.31	$97.96	$98.81

(1) No longer outstanding as of December 31, 2017.

Note 21.     Quarterly Results (Unaudited)

The following table presents the Company's selected unaudited quarterly operating results for the eight quarters ended March 31, 2019.  The Company believes that all adjustments of a normal recurring nature have been made to present fairly the related quarterly results (in millions, except per share amounts). Amounts may not add to the total due to rounding:

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,212.5	$1,432.5	$1,374.7	$1,329.8	$5,349.5
Gross profit	$642.0	$689.3	$779.6	$820.5	$2,931.3
Operating income	$132.3	$102.7	$194.7	$284.6	$714.3
Net income from continuing operations	$35.7	$96.3	$49.2	$174.7	$355.9
Diluted net income per common share	$0.14	$0.38	$0.20	$0.70	$1.42

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$972.1	$1,012.1	$994.2	$1,002.3	$3,980.8
Gross profit	$584.4	$614.1	$607.1	$615.1	$2,420.7
Operating income	$221.6	$225.4	$245.2	$244.1	$936.3
Net income from continuing operations	$170.6	$189.2	$(251.1)	$146.7	$255.4
Diluted net income per common share	$0.70	$0.77	$(1.07)	$0.58	$1.03

Refer to Note 11, Income Taxes, for an explanation of the one-time transition tax recognized in the third quarter of fiscal 2018. Refer to Note 4, Special Charges and Other, Net, for an explanation of the special charges included in operating income in fiscal 2019 and fiscal 2018. Refer to Note 12, Debt and Credit Facility, for an explanation of the loss on settlement of debt included in other (loss) income, net of $4.1 million during the second quarter, $0.2 million during the third quarter, and $8.3 million during the fourth quarter of fiscal 2019 and $13.8 million and $2.1 million for the first quarter and third quarter of fiscal 2018, respectively. Refer to Note 5, Investments, for an explanation of the impairment recognized on available-for-sale securities in the fourth quarter of fiscal 2018.

Note 22.     Supplemental Financial Information

Cash paid for income taxes amounted to $77.6 million, $25.9 million and $48.4 million during fiscal 2019, 2018 and 2017, respectively.  Cash paid for interest on borrowings amounted to $347.9 million, $85.3 million and $82.5 million during fiscal 2019, 2018 and 2017, respectively.

A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2019, 2018 and 2017 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance for deferred tax assets:
Fiscal 2019	$204.5	$16.2	$175.8	$(64.4)	$332.1
Fiscal 2018	$210.1	$36.2	$—	$(41.8)	$204.5
Fiscal 2017	$161.8	$15.2	$37.6	$(4.5)	$210.1

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended March 31, 2019, 2018 and 2017 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal 2019	$2.2	$—	$(0.2)	$2.0
Fiscal 2018	$2.1	$0.2	$(0.1)	$2.2
Fiscal 2017	$2.5	$0.2	$(0.6)	$2.1

(1) Deductions represent uncollectible accounts written off, net of recoveries.

Accumulated Other Comprehensive Income

The following tables present the changes in the components of accumulated other comprehensive income (AOCI) for the years ended March 31, 2019 and 2018:

	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2018	$1.9	$(10.1)	$(9.4)	$(17.6)
Impact of change in accounting principle	(1.7)	—	—	(1.7)
Opening Balance as of April 1, 2018	0.2	(10.1)	(9.4)	(19.3)
Other comprehensive loss before reclassifications	(5.6)	2.9	(5.3)	(8.0)
Amounts reclassified from accumulated other comprehensive income (loss)	5.6	1.0	—	6.6
Net other comprehensive income (loss)	—	3.9	(5.3)	(1.4)
Balance at March 31, 2019	$0.2	$(6.2)	$(14.7)	$(20.7)

	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2017	$0.3	$(5.3)	$(9.4)	$(14.4)
Other comprehensive loss before reclassifications	(13.6)	(5.6)	—	(19.2)
Amounts reclassified from accumulated other comprehensive income (loss)	15.2	0.8	—	16.0
Net other comprehensive loss	1.6	(4.8)	—	(3.2)
Balance at March 31, 2018	$1.9	$(10.1)	$(9.4)	$(17.6)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the consolidated statements of income (amounts in millions).

	Year ended March 31,
Description of AOCI Component	2019	2018	2017	Related Statement of Income Line
Unrealized losses on available-for-sale securities	$(5.6)	$(15.2)	$(1.5)	Other income, net
Amortization of actuarial loss	(1.0)	(0.8)	—	Other income, net
Reclassification of realized transactions, net of taxes	$(6.6)	$(16.0)	$(1.5)	Net Income

Note 23.     Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.457, $1.449 and $1.441 during fiscal 2019, 2018 and 2017, respectively. Total dividend payments amounted to $344.4 million, $337.5 million and $315.4 million during fiscal 2019, 2018 and 2017, respectively.