Form 10-Q
period 2019-09-30
MICROCHIP TECHNOLOGY INC
filed 2019-11-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered		October 31, 2019
Common Stock, $0.001 par value	MCHP	NASDAQ	Stock Market LLC	238,977,636 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

ASSETS
	September 30,	March 31,
	2019	2019
Cash and cash equivalents	$401.8	$428.6
Short-term investments	3.3	2.3
Accounts receivable, net	848.6	880.6
Inventories	734.2	711.7
Other current assets	189.9	191.6
Total current assets	2,177.8	2,214.8
Property, plant and equipment, net	937.0	996.7
Goodwill	6,664.6	6,663.9
Intangible assets, net	6,187.3	6,685.6
Long-term deferred tax assets	1,662.0	1,677.2
Other assets	229.8	111.8
Total assets	$17,858.5	$18,350.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$235.6	$226.4
Accrued liabilities	800.5	787.3
Current portion of long-term debt	1,387.3	1,360.8
Total current liabilities	2,423.4	2,374.5
Long-term debt	8,415.3	8,946.2
Long-term income tax payable	716.5	756.2
Long-term deferred tax liability	577.9	706.1
Other long-term liabilities	364.1	279.5
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 238,763,453 shares outstanding at September 30, 2019; 253,232,909 shares issued and 237,589,501 shares outstanding at March 31, 2019	0.2	0.2
Additional paid-in capital	2,731.5	2,679.6
Common stock held in treasury: 14,469,456 shares at September 30, 2019; 15,643,408 shares at March 31, 2019	(545.2)	(582.2)
Accumulated other comprehensive loss	(22.3)	(20.7)
Retained earnings	3,197.1	3,210.6
Total stockholders' equity	5,361.3	5,287.5
Total liabilities and stockholders' equity	$17,858.5	$18,350.0

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,337.8	$1,432.5	$2,660.4	$2,644.9
Cost of sales (1)	510.3	743.2	1,017.7	1,313.6
Gross profit	827.5	689.3	1,642.7	1,331.3

Research and development (1)	219.8	221.9	438.9	393.8
Selling, general and administrative (1)	172.3	176.6	340.2	340.7
Amortization of acquired intangible assets	248.2	169.9	496.7	303.6
Special charges and other, net (1)	3.6	18.2	11.7	58.3
Operating expenses	643.9	586.6	1,287.5	1,096.4

Operating income	183.6	102.7	355.2	234.9
Losses on equity method investments	—	(0.1)	—	(0.1)
Other income (expense):
Interest income	1.0	0.9	1.7	6.6
Interest expense	(129.6)	(138.6)	(262.2)	(229.0)
Loss on settlement of debt	(0.1)	(4.1)	(2.0)	(4.1)
Other (loss) income, net	(1.4)	(0.2)	1.3	(10.0)
Income (loss) before income taxes	53.5	(39.4)	94.0	(1.7)
Income tax benefit	(55.4)	(135.7)	(65.6)	(133.7)
Net income	$108.9	$96.3	$159.6	$132.0

Basic net income per common share	$0.46	$0.41	$0.67	$0.56
Diluted net income per common share	$0.43	$0.38	$0.63	$0.52
Dividends declared per common share	$0.3660	$0.3640	$0.7315	$0.7275
Basic common shares outstanding	238.4	235.8	238.1	235.5
Diluted common shares outstanding	255.3	251.8	254.6	252.0

(1) Includes share-based compensation expense as follows:
Cost of sales	$5.2	$3.9	$10.1	$7.5
Research and development	$22.3	$19.7	$41.8	$33.8
Selling, general and administrative	$17.8	$17.8	$34.1	$29.5
Special charges and other, net	$—	$1.2	$—	$17.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$108.9	$96.3	$159.6	$132.0
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	—	—	—	(5.6)
Reclassification of realized transactions, net of tax effect	—	—	—	5.6
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax (provision) benefit	2.5	(0.9)	1.7	3.5
Reclassification of realized transactions, net of tax effect	0.2	0.2	0.4	0.5
Change in net foreign currency translation adjustment	(2.7)	(1.1)	(2.4)	(1.4)
Other comprehensive (loss) income, net of tax effect	—	(1.8)	(0.3)	2.6
Comprehensive income	$108.9	$94.5	$159.3	$134.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$159.6	$132.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604.7	393.8
Deferred income taxes	(110.9)	(71.6)
Share-based compensation expense related to equity incentive plans	86.0	87.9
Loss on settlement of debt	2.0	4.1
Amortization of debt discount	60.2	56.3
Amortization of debt issuance costs	8.5	7.5
Losses on equity method investments	—	0.1
Impairment of intangible assets	0.5	3.1
(Gains) losses on available-for-sale investments and marketable equity securities, net	(1.0)	6.2
Amortization of premium on available-for-sale investments	—	(0.2)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease in accounts receivable	32.1	65.4
(Increase) decrease in inventories	(20.2)	261.5
Decrease in accounts payable and accrued liabilities	(8.4)	(37.8)
Change in other assets and liabilities	(0.9)	(25.1)
Change in income tax payable	(35.6)	(93.3)
Net cash provided by operating activities	776.6	789.9
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(167.7)
Maturities of available-for-sale investments	—	75.9
Sales of available-for-sale investments	—	1,376.6
Acquisition of Microsemi, net of cash acquired	—	(7,850.6)
Investments in other assets	(13.6)	(8.9)
Proceeds from sale of assets	0.5	0.1
Capital expenditures	(41.6)	(161.4)
Net cash used in investing activities	(54.7)	(6,736.0)
Cash flows from financing activities:
Proceeds from issuance of 2023 and 2021 Senior Notes	—	1,989.5
Proceeds from borrowings on term loan facility	—	3,000.0
Repayments of term loan facility	(188.0)	(267.0)
Proceeds from borrowings on revolving loan under credit facility	427.0	3,632.5
Repayments of revolving loan under credit facility	(812.0)	(532.5)
Repayment of debt assumed in Microsemi acquisition	—	(2,056.9)
Deferred financing costs	(1.8)	(72.7)
Payment of cash dividends	(174.4)	(171.4)
Proceeds from sale of common stock	27.5	20.3
Tax payments related to shares withheld for vested restricted stock units	(26.6)	(36.9)
Capital lease payments	(0.4)	(0.4)
Net cash (used in) provided by financing activities	(748.7)	5,504.5
Net decrease in cash and cash equivalents	(26.8)	(441.6)
Cash and cash equivalents, and restricted cash at beginning of period (2)	428.6	901.3
Cash and cash equivalents, and restricted cash at end of period (2)	$401.8	$459.7

Supplemental disclosure of cash flow information

	Six Months Ended September 30,
	2019	2018
Non-cash activities:
Right-of-use assets obtained in exchange of lease liabilities	$17.3	$—
Cash paid for:
Operating lease payments in operating cash flows	$13.1	$—

(2) Schedule of restricted cash

The following table presents the balance of restricted cash which consists of cash denominated in a foreign currency and restricted in use due to a foreign taxing authority requirement (in millions):

	September 30,	March 31,
	2019	2019
Restricted cash	$37.3	$38.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	253.2	$2,562.7	18.2	$(662.6)	$(17.6)	$1,397.3	$3,279.8
Net income	—	—	—	—	—	35.7	35.7
Other comprehensive income	—	—	—	—	4.4	—	4.4
Adoption of ASU 2016-01, cumulative adjustment	—	—	—	—	(1.7)	1.7	—
Adoption of ASU 2016-16, cumulative adjustment	—	—	—	—	—	1,558.1	1,558.1
Adoption of ASC 606, cumulative adjustment	—	—	—	—	—	241.9	241.9
Non-cash consideration, exchange of employee stock awards - Microsemi acquisition	—	53.9	—	—	—	—	53.9
Proceeds from sales of common stock through employee equity incentive plans	0.7	6.4		—	—	—	6.4
Restricted stock unit and stock appreciation right withholdings	(0.2)	(16.8)		—	—	—	(16.8)
Treasury stock used for new issuances	(0.5)	(14.9)	(0.5)	14.9	—	—	—
Share-based compensation	—	45.9	—	—	—	—	45.9
Cash dividend	—	—	—	—	—	(85.5)	(85.5)
Balance at June 30, 2018	253.2	2,637.2	17.7	(647.7)	(14.9)	3,149.2	5,123.8
Net income	—	—	—	—	—	96.3	96.3
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Proceeds from sales of common stock through employee equity incentive plans	0.9	13.9	—	—	—	—	13.9
Restricted stock unit and stock appreciation right withholdings	(0.2)	(20.1)	—	—	—	—	(20.1)
Treasury stock used for new issuances	(0.7)	(22.3)	(0.7)	22.3	—	—	—
Share-based compensation	—	44.0	—	—	—	—	44.0
Cash dividend	—		—	—	—	(85.9)	(85.9)
Balance at September 30, 2018	253.2	$2,652.7	17.0	$(625.4)	$(16.7)	$3,159.6	$5,170.2

Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	50.7	50.7
Other comprehensive income	—	—	—	—	(0.3)	—	(0.3)
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	0.5	7.3	—	—	—	—	7.3
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.4)	—	—	—	—	(11.4)
Treasury stock used for new issuances	(0.4)	(13.8)	(0.4)	13.8	—	—	—
Share-based compensation	—	41.6	—	—	—	—	41.6
Cash dividend	—	—	—	—	—	(87.1)	(87.1)
Balance at June 30, 2019	253.2	2,703.5	15.2	(568.4)	(22.3)	3,175.5	5,288.3
Net Income	—	—	—	—	—	108.9	108.9
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.2	—	—	—	—	20.2

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Restricted stock unit and stock appreciation right withholdings	(0.2)	(15.2)	—	—	—	—	(15.2)
Treasury stock used for new issuances	(0.7)	(23.2)	(0.7)	23.2	—	—	—
Share-based compensation	—	46.4	—	—	—	—	46.4
Cash dividend	—	—	—	—	—	(87.3)	(87.3)
Balance at September 30, 2019	253.2	$2,731.7	14.5	$(545.2)	$(22.3)	$3,197.1	$5,361.3

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  As further discussed in Note 3, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's fiscal 2019 financial results include Microsemi's results beginning as of such acquisition date. The results of operations for the three and six months ended September 30, 2019 are not indicative of the results that may be expected for the fiscal year ending March 31, 2020 or for any other period.

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

Backlog relates to the value of orders not yet shipped by Microsemi at the acquisition date, and the fair values were determined based on the estimated profit associated with those orders. Backlog related assets have a one year useful life and are being amortized on a straight-line basis over that period.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2019		September 30, 2019
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,314.6	$804.3	$2,618.6	$1,600.9
Technology licensing	23.2	23.2	41.8	41.8
Total	$1,337.8	$827.5	$2,660.4	$1,642.7

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2018 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2018		September 30, 2018
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,394.3	$651.1	$2,580.0	$1,266.4
Technology licensing	38.2	38.2	64.9	64.9
Total	$1,432.5	$689.3	$2,644.9	$1,331.3

Note 5. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Microcontrollers	$697.8	$778.6	$1,406.1	$1,500.9
Analog, interface, mixed signal and timing products	393.9	419.2	780.3	751.1
Field-programmable gate array products	93.2	70.8	184.2	108.7
Licensing, memory and other	152.9	163.9	289.8	284.2
Total net sales	$1,337.8	$1,432.5	$2,660.4	$2,644.9

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the licensing, memory and other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Distributors	$666.1	$712.4	$1,331.2	$1,358.0
Direct customers	648.5	681.9	1,287.4	1,222.0
Licensees	23.2	38.2	41.8	64.9
Total net sales	$1,337.8	$1,432.5	$2,660.4	$2,644.9

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

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation, therefore contract liabilities are uncommon. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 10 for the opening and closing balances of the Company's receivables. As contracts with customers generally have an expected duration of one year or less, the balance of open performance obligations as of period end that will be recognized as revenue subsequent to September 30, 2020 is immaterial.

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

Note 6. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's condensed consolidated statements of income (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Restructuring
Employee separation costs	$0.6	$12.1	$7.3	$57.2
Impairment charges	—	1.5	0.5	3.5
Contract exit costs	0.5	4.0	0.5	(3.0)
Other	0.3	0.6	1.2	0.6
Legal contingencies	2.2	—	2.2	—
Total	$3.6	$18.2	$11.7	$58.3

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

The Company's restructuring expenses during the three and six months ended September 30, 2019 and September 30, 2018 were primarily related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs and intangible asset impairment charges. The impairment charges in fiscal 2019 were primarily recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction or other previous acquisitions. In this regard, the Company estimates it will incur costs of $15 million to $25 million associated with restructuring certain of its wafer fabrication operations over the next year. The Company is not able to estimate the amount of other such future expenses at this time.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $112.9 million in costs since the start of fiscal 2017 in connection with employee separation activities, of which $0.6 million and $7.3 million were incurred during the three and six months ended September 30, 2019, respectively, and $12.1 million and $57.2 million were incurred during the three and six months ended September 30, 2018, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. The Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $40.6 million in costs in connection with contract exit activities since the start of fiscal 2017 which includes expense of $0.5 million for each of three and six months ended September 30, 2019, respectively, compared to an expense of $4.0 million and income of $3.0 million for three and six months ended September 30, 2018, respectively.

The following is a roll forward of accrued restructuring charges for the six months ended September 30, 2019 (in millions):

	Restructuring		Non-Restructuring
	Employee Separation Costs	Exit Costs	Exit Costs	Total
Balance at March 31, 2019	$12.9	$19.2	$15.7	$47.8
Charges	7.3	0.5	—	7.8
Payments	(8.1)	(3.2)	(2.4)	(13.7)
Non-cash - Other	0.6	0.6	0.2	1.4
Effect of adoption of ASC 842	—	(12.5)	—	(12.5)
Balance at September 30, 2019	$12.7	$4.6	$13.5	$30.8
Current				$21.2
Non-current				9.6
Total				$30.8

The liability for restructuring and other exit costs of $30.8 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheets as of September 30, 2019.

Note 7. Investments

The Company's investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations, and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.

As of September 30, 2019 and March 31, 2019, the Company had short-term investments of $3.3 million and $2.3 million, respectively, consisting of marketable equity securities. The Company had no available-for-sale debt securities at September 30, 2019 and March 31, 2019.

There were no sales of available-for-sale debt securities during the six months ended September 30, 2019. The Company sold available-for-sale debt securities for proceeds of $1.38 billion during the year ended March 31, 2019 to help finance its acquisition of Microsemi. The Company recognized losses of $5.6 million on available-for-sale debt securities during the year ended March 31, 2019. The Company determines the cost of available-for-sale debt securities sold on a first-in first-out (FIFO) basis at the individual security level for sales from multiple lots. For sales of marketable equity securities, the Company uses an average cost basis at the individual security level. Gains and losses recognized in earnings are credited or charged to other income (loss), net on the condensed consolidated statements of income.

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

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at September 30, 2019 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash equivalents:
Money market mutual funds	$1.1	$—	$1.1
Short-term investments:
Marketable equity securities	3.3	—	3.3
Total assets measured at fair value	$4.4	$—	$4.4

Assets measured at fair value on a recurring basis at March 31, 2019 are as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Assets
Cash equivalents:
Money market mutual funds	$8.3	$—	$8.3
Short-term investments:
Marketable equity securities	2.3	—	2.3
Total assets measured at fair value	$10.6	$—	$10.6

There were no transfers between Level 1 or Level 2 during the three and six months ended September 30, 2019 or the fiscal year ended March 31, 2019. There were no assets measured on a recurring basis during the three and six months ended September 30, 2019 or the fiscal year ended March 31, 2019 using significant unobservable inputs (Level 3).

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

The Company's non-marketable and cost method investments are monitored on a quarterly basis for impairment charges.  The fair values of these investments have been determined as Level 3 fair value measurements because the valuations use unobservable inputs that require management's judgment due to the absence of quoted market prices. There were no impairment charges recognized on these investments during the three and six months ended September 30, 2019 and September 30, 2018. These investments are included in other assets on the consolidated balance sheets.

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

Note 9. Fair Value of Financial Instruments

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2019 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The fair values of the Company's line of credit borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximate carrying value excluding debt issuance costs. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's line of credit borrowings at September 30, 2019 approximated the carrying value and are considered Level 2 in the fair value hierarchy described in Note 8. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's senior and junior subordinated convertible debt, senior secured notes, and term loan facility as of September 30, 2019 and March 31, 2019 (in millions).

	September 30,		March 31,
	2019		2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2023 Senior Secured Notes	$987.1	$1,055.0	$985.4	$1,020.1
2021 Senior Secured Notes	$990.2	$1,022.5	$987.4	$1,008.1
Term Loan Facility	$1,707.5	$1,723.5	$1,892.1	$1,911.5
2017 Senior Convertible Debt	$1,522.8	$2,666.5	$1,493.6	$2,285.4
2015 Senior Convertible Debt	$1,387.3	$3,270.2	$1,360.8	$2,810.6
2017 Junior Convertible Debt	$340.8	$888.6	$335.9	$740.8

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 14 Debt and Credit Facility for further information).

Note 10. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2019	2019
Trade accounts receivable	$844.0	$875.8
Other	7.9	6.8
Total accounts receivable, gross	851.9	882.6
Less allowance for doubtful accounts	3.3	2.0
Total accounts receivable, net	$848.6	$880.6

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2019	2019
Raw materials	$78.1	$74.5
Work in process	457.0	413.0
Finished goods	199.1	224.2
Total inventories	$734.2	$711.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2019	2019
Land	$83.4	$83.4
Building and building improvements	653.0	647.6
Machinery and equipment	2,128.0	2,095.5
Projects in process	113.6	119.2
Total property, plant and equipment, gross	2,978.0	2,945.7
Less accumulated depreciation and amortization	2,041.0	1,949.0
Total property, plant and equipment, net	$937.0	$996.7

Depreciation expense attributed to property, plant and equipment was $39.5 million and $85.7 million for the three and six months ended September 30, 2019, respectively, compared to $47.2 million and $85.2 million for the three and six months ended September 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2019	2019
Accrued compensation and benefits	$166.3	$133.2
Income taxes payable	48.6	46.9
Sales related reserves	326.5	366.9
Current portion of lease liabilities	40.5	—
Accrued expenses and other liabilities	218.6	240.3
Total accrued liabilities	$800.5	$787.3

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

Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the ROU assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued liabilities or other long-term liabilities in the condensed consolidated balance sheets. There are certain immaterial finance leases recorded in the condensed consolidated balance sheets. The Company has elected to account for the lease and non-lease components as a single lease component.

The details of the Company's operating leases are as follows (in millions):

	Three Months Ended September 30,	Six Months Ended September 30,
	2019	2019
Operating lease expense	$11.3	$24.5
Variable lease expense	2.7	5.5
Short-term lease expense	2.6	4.8
Total lease expense	$16.6	$34.8

The Company's leases are included as a component of the following balance sheet lines (in millions):

September 30,
2019
Other assets:
Right-of-use assets	$134.8
Total lease assets	$134.8
Accrued liabilities:
Current portion of lease liabilities	$40.5
Other long-term liabilities:
Non-current portion of lease liabilities	111.8
Total lease liabilities	$152.3

The following table presents the maturities of lease liabilities as of September 30, 2019 (in millions):

Fiscal year ending March 31,	Operating Leases
Remainder of 2020	$24.9
2021	41.7
2022	36.8
2023	21.0
2024	14.4
Thereafter	28.4
Total lease payments	$167.2
Less: Imputed lease interests	14.9
Total lease liabilities	$152.3

The following table represents future minimum lease obligations under non-cancelable operating leases as of March 31, 2019 (in millions):

Fiscal year ending March 31,	Operating Leases
2020	$49.0
2021	38.2
2022	30.3
2023	18.0
2024	9.1
Thereafter	22.6
Total	$167.2

The Company's weighted-average remaining lease-term and weighted-average discount rate are as follows (in millions):

As of September 30, 2019
Weighted average remaining lease-term	4.7
Weighted average discount rate	4.6%

Note 12. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,347.4	$(1,526.2)	$5,821.2
Customer-related	917.1	(616.1)	301.0
In-process research and development	9.6	—	9.6
Distribution rights and other	84.6	(29.1)	55.5
Total	$8,358.7	$(2,171.4)	$6,187.3

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,339.2	$(1,102.2)	$6,237.0
Customer-related	917.1	(544.0)	373.1
In-process research and development	7.7	—	7.7
Distribution rights and other	81.4	(13.6)	67.8
Total	$8,345.4	$(1,659.8)	$6,685.6

The following is an expected amortization schedule for the intangible assets for remainder of fiscal 2020 through fiscal  2024, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2020	$516.1
2021	$970.1
2022	$894.9
2023	$682.7
2024	$616.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amortization expense charged to cost of sales	$2.4	$2.1	$4.6	$3.1
Amortization expense charged to operating expense	255.7	171.7	514.4	305.5
Total amortization expense	$258.1	$173.8	$519.0	$308.6

The Company recognized impairment charges of $0.5 million in the six months ended September 30, 2019, compared to $1.2 million and $3.1 million in the three and six months ended September 30, 2018, respectively. There were no impairment charges in the three months ended September 30, 2019.

Goodwill activity for the six months ended September 30, 2019 was as follows (amounts in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2019	$6,644.7	$19.2
Additions	0.7	—
Balance at September 30, 2019	$6,645.4	$19.2

At March 31, 2019, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2019, the Company has never recorded an impairment charge against its goodwill balance.

Note 13.	Income Taxes

The Company accounts for incomes taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. The Company’s effective tax rates for the six months ended September 30, 2019 and

September 30, 2018 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

The Company's effective tax rate for the three and six months ended September 30, 2019 is lower compared to the prior year primarily due to significant non-recurring discrete benefits related to releases of uncertain tax positions and Microsemi integration. The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of the Global Intangible Low-Taxed Income ("GILTI") tax in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand, as well as Microsemi’s tax holiday in Malaysia that effectively reduces its income tax rate in that jurisdiction. The Company's tax holiday periods in Thailand expire at various times in the future; however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements. The Company is actively seeking to obtain a new tax holiday in Malaysia. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta and Ireland.

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

Note 14. Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	September 30, 2019	March 31, 2019

Senior Secured Indebtedness
Revolving Credit Facility				$2,881.5	$3,266.5
Term Loan Facility				1,723.5	1,911.5
2023 Notes, maturing June 1, 2023 ("2023 Notes")	4.333%	4.7%		1,000.0	1,000.0
2021 Notes, maturing June 1, 2021 ("2021 Notes")	3.922%	4.5%		1,000.0	1,000.0
Total Senior Secured Indebtedness				6,605.0	7,178.0
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt, maturing February 15, 2027 ("2017 Senior Convertible Debt")	1.625%	6.0%	$1,396.3	2,070.0	2,070.0
2015 Senior Convertible Debt, maturing February 15, 2025 ("2015 Senior Convertible Debt")	1.625%	5.9%	$1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt, maturing February 15, 2037 ("2017 Junior Convertible Debt")	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				4,481.3	4,481.3

Gross long-term debt including current maturities				11,086.3	11,659.3
Less: Debt discount (2)				(1,208.6)	(1,268.7)
Less: Debt issuance costs (3)				(75.1)	(83.6)
Net long-term debt including current maturities				9,802.6	10,307.0
Less: Current maturities (4)				(1,387.3)	(1,360.8)
Net long-term debt				$8,415.3	$8,946.2

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

(2) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2019	2019
2023 Notes	$(4.0)	$(4.4)
2021 Notes	(3.0)	(3.8)
2017 Senior Convertible Debt	(533.4)	(561.9)
2015 Senior Convertible Debt	(325.8)	(351.4)
2017 Junior Convertible Debt	(342.4)	(347.2)
Total unamortized discount	$(1,208.6)	$(1,268.7)

(3) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2019	2019
Revolving Credit Facility	$(14.6)	$(14.7)
Term Loan Facility	(16.0)	(19.4)
2023 Notes	(8.9)	(10.2)
2021 Notes	(6.8)	(8.8)
2017 Senior Convertible Debt	(13.8)	(14.5)
2015 Senior Convertible Debt	(11.9)	(12.8)
2017 Junior Convertible Debt	(3.1)	(3.2)
Total debt issuance costs	$(75.1)	$(83.6)

(4) Current maturities consist of the liability component of the 2015 Senior Convertible Debt as the debentures were convertible as of September 30, 2019 and March 31, 2019.

Expected maturities relating to the Company’s long-term debt as of September 30, 2019 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2020	$—
2021	—
2022	1,000.0
2023	—
2024	3,881.5
Thereafter	6,204.8
Total	$11,086.3

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

The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Incremental Share Factors and Maximum Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2019
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt (1)	10.3801	$96.34	5.1900	14.7916
2015 Senior Convertible Debt (1)	16.1870	$61.78	8.0935	22.6617
2017 Junior Convertible Debt (1)	10.5654	$94.65	5.2828	14.7916

(1) As of September 30, 2019, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were not convertible. As of September 30, 2019, the holders of the 2015 Senior Convertible Debt have the right to convert their debentures between October 1, 2019 and December 31, 2019 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended September 30, 2019. If a holder of 2015 Senior Convertible Debt were to convert their debentures on October 1, 2019, the adjusted Conversion Rate would be increased to 18.7147 to include an additional maximum incremental share rate per the terms of the indenture. As of September 30, 2019, the 2015 Senior Convertible Debt had a value if converted above par of $1.30 billion.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Debt issuance amortization	$3.3	$3.8	$6.6	$5.7
Debt discount amortization	0.7	0.7	1.4	0.9
Interest expense	74.9	85.7	153.6	125.9
Total interest expense on Senior Secured Indebtedness	78.9	90.2	161.6	132.5
Debt issuance amortization	1.0	0.9	1.9	1.8
Debt discount amortization	29.6	27.9	58.8	55.4
Coupon interest expense	19.3	19.3	38.6	38.6
Total interest expense on Convertible Debt	49.9	48.1	99.3	95.8
Other interest expense	0.8	0.3	1.3	0.7
Total interest expense	$129.6	$138.6	$262.2	$229.0

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.4 years, 5.4 years, and 17.4 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively.

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

Credit Facility

In September 2019, the Company amended the Company's Credit Agreement to, among other things, reduce the margin added to the interest rate on revolving loans under the Credit Agreement to 0.0% to 0.75% for base rate loans and 1.0% to 1.75% for the LIBOR rate loans, in each case determined based on the Company's senior leverage ratio. The amendment also allows the Company the option to refinance the term loans or revolving loans under the Credit Agreement up to a certain dollar limit and the option to factor receivables and certain related assets as further explained below. The amendment reduced the commitments for the Revolving Credit Facility thereunder to $3.57 billion from $3.60 billion at June 30, 2019. In connection with the amendment of the Credit Agreement, the Company incurred issuance costs of $1.75 million, which will be amortized using the effective interest method over the term of the debt.

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit.  The Credit Agreement consists of approximately $3.57 billion of revolving loan commitments that terminate on May 18, 2023 (the "2023 Maturity Date").  The $244.3 million of revolving loan commitments that would have terminated on February 4, 2020 were canceled in the fiscal year ended March 31, 2019. The Revolving Loans bear interest, at the Company’s option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate (based on one, two, three or six-month interest periods) plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

The Credit Agreement permits the Company to engage in replacement financing in an aggregate principal amount not to exceed $2.0 billion incurred or issued to effect a refinancing or replacement of the initial Term Loans or payoff of other indebtedness and may have a maturity date that is at least three years after the date of incurrence or issuance of such replacement financing. The Credit Agreement allows the Company the sale, transfer or assignment of securitization assets in connection with qualified factoring transactions to the borrower or any subsidiary in an aggregate face amount that does not exceed an outstanding amount of $600 million at any time. The Credit Agreement permits the Company to add one or more incremental term loan facilities (in addition to the loans under the Term Loan Facility) and/or increase the commitments under the Revolving Credit Facility from time to time, subject, in each case, to the receipt of additional commitments from existing and/or new lenders and pro forma compliance with a consolidated senior leverage ratio set forth in the Credit Agreement.

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

In May 2018, the Company borrowed $3.0 billion aggregate principal amount of loans under the Term Loan Facility ("Term Loans"). In connection with such borrowings, the Company incurred issuance costs of $34.7 million which will be amortized using the effective interest method over the term of the debt. The Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Microsemi acquisition effective date, equal to 0.25% of the aggregate original principal amount of the Term Loans. In addition, the Credit Agreement requires mandatory prepayments of the Term Loans from the incurrence of debt not otherwise permitted to be incurred under the Credit Agreement, certain asset sales and certain excess cash flow. Mandatory prepayments with excess cash flow (as defined in the Credit Agreement) are required to be made beginning with the Company’s fiscal year ending March 31, 2020 in an amount equal to 50%, 25% or 0% of the excess cash flow for such fiscal year, depending on the Company’s senior leverage ratio. The Company may prepay the Term Loans at any time without premium or penalty. Term Loans repaid or prepaid may not be reborrowed. The Company voluntarily prepaid $188.0 million of principal under the Term Loan Facility in the six months ended September 30, 2019, which resulted in a loss on settlement of debt of approximately $1.9 million consisting of unamortized financing fees. During fiscal 2019, the Company voluntarily prepaid $1.09 billion of principal under the Term Loan Facility of which $500.0 million was from funds borrowed under its Revolving Credit Facility, and such transactions resulted in a loss on settlement of debt of approximately $11.5 million consisting of unamortized financing fees.

Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on the 2023 Maturity Date in the case of revolving loans under the Credit Agreement and May 29, 2025 in the case of the Term Loans. The Company pays a quarterly commitment fee on the available but unused portion of the Revolving Credit Facility which is calculated on the average daily available balance during the period. The Company may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. At September 30, 2019, the Company was in compliance with these financial covenants.

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

The aggregate net pension expense relating to these plans is as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Service costs	$0.4	$0.4	$0.8	$0.8
Interest costs	0.2	0.2	0.4	0.5
Amortization of actuarial loss	0.2	0.2	0.4	0.5
Net pension period cost	$0.8	$0.8	$1.6	$1.8

Interest costs and amortization of actuarial losses are recorded in the other income, net line item in the condensed consolidated statements of income. The Company's net periodic pension cost for fiscal 2020 is expected to be approximately $3.3 million. Cash funding for benefits paid was $0.4 million and $0.6 million for the three and six months ended September 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended September 30, 2018, respectively. The Company expects total contributions to these plans to be approximately $1.3 million in fiscal 2020.

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

Federal Derivative Litigation.  On December 17, 2018, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the United States District Court for the District of Arizona, captioned Kistenmacher v. Sanghi, et al., Case No. 18-cv-04720.  The Company was named as a nominal defendant.  The complaint generally alleged that defendants breached their fiduciary duties by, among other things, making or causing the Company to make false and misleading statements and omissions regarding the Microsemi acquisition, the Company’s business, operations, and prospects, and a purported failure to maintain internal controls.  The complaint further alleged that certain defendants engaged in insider trading.  The complaint asserted causes of action for alleged violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duties, and unjust enrichment and sought unspecified monetary damages, corporate governance reforms, restitution, and attorneys’ fees and costs. Defendants filed motions to dismiss on July 23, 2019. On September 13, 2019, the court granted the parties' stipulation of voluntary dismissal dismissing the case without prejudice.

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues. Following the dismissal of the Federal Derivative Litigation, on October 1, 2019, the court granted the parties' joint request for a temporary stay through December 2, 2019.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against the Company, Steve Sanghi, Eric Bjornholt, Ganesh Moorthy and Mitch Little asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200 ("UCL"). Among other things, the plaintiffs in this matter allege that statements the Microchip executives made about excess shipments of products by Microsemi into the distribution channel were defamatory and that Microchip executives, including Mr. Sanghi, made false statements about Microsemi's shipments of products into the distribution channel, about certain Microsemi business practices and about the relative strength of the financial results of Microchip and Microsemi for the June 2018 quarter. On November 8, 2018, defendants removed the action to the United States District Court for the Central District of California, Case No. 18-cv-02000-JLS. Defendants moved to dismiss, and, following the Court's ruling, Plaintiffs filed an amended complaint that dropped the trade libel and UCL claims. The plaintiffs are seeking compensatory damages in excess of $100 million, punitive damages in excess of $300 million, as well as injunctive relief, and attorneys' fees and costs. Discovery has begun, and the Court has set a Final Pretrial Conference date of May 22, 2020.

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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2019, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $165 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2019, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

Note 17. Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses. Foreign exchange rate fluctuations after the effects of hedging activity resulted in net losses of $2.8 million and $0.3 million for the three and six months ended September 30, 2019, respectively, compared to a net loss of $4.4 million for the six months ended September 30, 2018. As of September 30, 2019, the Company had foreign currency forward contracts outstanding with a notional amount of $250.0 million and $30.1 million to economically hedge certain balance sheet exposures related to the Malaysian ringgit and Taiwanese dollar, respectively. The fair value of these contracts was immaterial as of September 30, 2019. As of March 31, 2019, the Company had no foreign currency forward contracts outstanding. The Company recognized an immaterial amount of net losses and gains on foreign currency forward contracts in each of the three and six months ended September 30, 2019 and 2018. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other income (loss), net. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

Note 18. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss (AOCI), net of tax, for the six months ended September 30, 2019 (in millions):

	Unrealized holding gains (losses) available-for-sale debt securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2019	$0.2	$(6.2)	$(14.7)	$(20.7)
Impact of change in accounting principle	(0.2)	(1.1)	—	(1.3)
Opening Balance as of April 1, 2019	—	(7.3)	(14.7)	(22.0)
Other comprehensive income (loss) before reclassifications	—	1.7	(2.4)	(0.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	—	0.4
Net other comprehensive income (loss)	—	2.1	(2.4)	(0.3)
Accumulated other comprehensive loss at September 30, 2019	$—	$(5.2)	$(17.1)	$(22.3)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (in millions):

		Three Months Ended		Six Months Ended
		September 30,		September 30,
Description of AOCI Component	Related Statements of Income Line	2019	2018	2019	2018
Unrealized losses on available-for-sale debt securities	Other (loss) income, net	$—	$—	$—	$(5.6)
Amortization of actuarial loss	Other (loss) income, net	(0.2)	(0.2)	(0.4)	(0.5)
Reclassification of realized transactions, net of taxes	Net income	$(0.2)	$(0.2)	$(0.4)	$(6.1)

Note 19. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of sales (1)	$5.2	$3.9	$10.1	$7.5
Research and development	22.3	19.7	41.8	33.8
Selling, general and administrative	17.8	17.8	34.1	29.5
Special charges and other, net	—	1.2	—	17.1
Pre-tax effect of share-based compensation	45.3	42.6	86.0	87.9
Income tax benefit	9.9	9.0	19.0	19.1
Net income effect of share-based compensation	$35.4	$33.6	$67.0	$68.8

(1) During the three and six months ended September 30, 2019, $5.5 million and $10.3 million, respectively, of share-based compensation expense was capitalized to inventory, and $5.2 million and $10.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2018, $4.4 million and $7.9 million, respectively, of share-based compensation expense was capitalized to inventory and $3.9 million and $7.5 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

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

Note 20. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$108.9	$96.3	$159.6	$132.0
Basic weighted average common shares outstanding	238.4	235.8	238.1	235.5
Dilutive effect of stock options and RSUs	3.6	4.3	3.6	4.2
Dilutive effect of 2015 Senior Convertible Debt	13.3	11.7	12.9	12.3
Dilutive effect of 2017 Senior Convertible Debt	—	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	—	—	—	—
Diluted weighted average common shares outstanding	255.3	251.8	254.6	252.0
Basic net income per common share	$0.46	$0.41	$0.67	$0.56
Diluted net income per common share	$0.43	$0.38	$0.63	$0.52

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three and six months ended September 30, 2019 and 2018.

Diluted weighted average common shares outstanding for the three and six months ended September 30, 2019 includes 13.3 million shares and 12.9 million shares, respectively, compared to 11.7 million shares and 12.3 million shares, respectively, for the three and six months ended September 30, 2018 issuable upon the exchange of the Company's 2015 Senior Convertible Debt. There were no shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt or the Company's 2017 Junior Convertible Debt. The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company intends to settle the principal amount of the debentures in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 14 for details on the convertible debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
2015 Senior Convertible Debt	$61.92	$63.02	$62.05	$63.14
2017 Senior Convertible Debt	$96.55	$98.27	$96.76	$98.47
2017 Junior Convertible Debt	$94.86	$96.55	$95.06	$96.74

Note 21.     Stock Repurchase Activity

In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock. There were no repurchases of common stock during the three and six months ended September 30, 2019. There is no expiration date associated with this repurchase program. As of September 30, 2019, approximately 14.5 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 22.     Dividends

A quarterly cash dividend of $0.3660 per share was paid on September 4, 2019 in the aggregate amount of $87.3 million.  A quarterly cash dividend of $0.3665 per share was declared on November 5, 2019 and will be paid on December 5, 2019 to stockholders of record as of November 21, 2019. The Company expects the December 2019 payment of its quarterly cash dividend to be approximately $87.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 53 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

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

•
Our expectation that our December 2019 days of inventory levels will be flat to up 13 days compared to the September 2019 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	Our belief that our IT system compromise has not had a material adverse effect on our business or resulted in any material damage to us;

•	Our expectation that we will continue to be the target of attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The recoverability of our deferred tax assets;

•	The adequacy of our tax reserves to offset any potential tax liabilities, having the appropriate support for our income tax positions and the accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact on our overall tax expense or effective tax rate;

•	Our belief that the estimates used in preparing our condensed consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

•	That we could determine to repatriate some of our offshore earnings in future periods to fund stockholder dividends, share repurchases, acquisitions or other corporate activities;

•	Our intention to satisfy the lesser of the principal amount or the conversion value of our debentures in cash;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," and "Off-Balance Sheet Arrangements."

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

See "Our operating results are impacted by both seasonality and the wide fluctuation of supply and demand in the semiconductor industry," on page 57 for discussion of the impact of seasonality on our business.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through September 30, 2019, we have never recorded an impairment charge against our goodwill balance.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, restricted stock units (RSUs) and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  We utilize RSUs as our primary equity incentive compensation instrument for employees.  Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation expense recognized during the six months ended September 30, 2019 was $86.0 million, of which $75.9 million was reflected in operating expenses and $10.1 million was reflected in cost of sales. Total share-based compensation included in our inventory balance was $14.5 million at September 30, 2019.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production being below normal operating levels in our wafer fabrication facilities, approximately $16.2 million was charged to cost of sales in the six months ended September 30, 2019. During the six months ended September 30, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $5.0 million.

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

Contingencies

In the ordinary course of our business, we are exposed to various liabilities as a result of contracts, product liability, customer claims, governmental investigations and other matters.  Additionally, we are involved in a limited number of legal actions, both as plaintiff and defendant.  Consequently, we could incur uninsured liability in any of those actions.  We also periodically receive notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs.  With respect to pending legal actions to which we are a party and other claims, although the outcomes are generally not determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.  Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and we are, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.1	51.9	38.3	49.7
Gross profit	61.9	48.1	61.7	50.3

Research and development	16.4	15.5	16.5	14.9
Selling, general and administrative	12.9	12.3	12.8	12.9
Amortization of acquired intangible assets	18.6	11.9	18.7	11.5
Special charges and other, net	0.3	1.2	0.3	2.1
Operating income	13.7%	7.2%	13.4%	8.9%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,337.8	$1,432.5	(6.6)%	$2,660.4	$2,644.9	0.6%

The decrease in net sales in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to adverse demand fluctuations in the markets we serve, which were negatively impacted by general economic conditions, trade restrictions and adverse changes in tariffs.

The increase in net sales in the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was due primarily to our acquisition of Microsemi as the September 30, 2019 results included two full quarters of Microsemi net sales compared to four months of Microsemi net sales in the six months ended September 30, 2018. The timing of the acquisition closing accounted for an increase of approximately 8% in our net sales. This increase was partially offset by adverse demand fluctuations in the markets we serve, which were negatively impacted by general economic conditions, trade restrictions and adverse changes in tariffs. Excluding the impact of the timing of the acquisition of Microsemi, these adverse conditions negatively affected net sales by approximately 7% compared to the same period in the prior year.

We sell a large number of products to a large and diverse customer base and, excluding the impact of our Microsemi acquisition, there was not any product, customer or market that accounted for a material portion of the change. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products increased significantly during the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 due to our acquisition of Microsemi, whose average selling price is higher than the average selling price of our historical business due to the types of products they offer and the types of customers and markets they serve.

Key factors impacting the amount of net sales during the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 include:

•	our acquisition of Microsemi, which closed on May 29, 2018;

•	global economic conditions in the markets we serve;

•	trade restrictions and adverse changes in tariffs;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers, including distributors; and

•	increasing semiconductor content in our customers' products.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
Microcontrollers	$697.8	52.2	$778.6	54.3	$1,406.1	52.9	$1,500.9	56.7
Analog, interface, mixed signal and timing products	393.9	29.4	419.2	29.3	780.3	29.3	751.1	28.4
Field-programmable gate array products	93.2	7.0	70.8	4.9	184.2	6.9	108.7	4.1
Licensing, memory and other	152.9	11.4	163.9	11.5	289.8	10.9	284.2	10.8
Total net sales	$1,337.8	100.0	$1,432.5	100.0	$2,660.4	100.0	$2,644.9	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 52.2% and 52.9% of our net sales for the three and six months ended September 30, 2019, respectively, compared to approximately 54.3% and 56.7% of our net sales for the three and six months ended September 30, 2018, respectively. The decreases are due to adverse demand fluctuations in the markets we serve and our acquisition of Microsemi, whose microcontroller product line accounted for a relatively low percentage of its total net sales.

Net sales of our microcontroller products decreased 10.4% and 6.3% in the three and six months ended September 30, 2019, respectively, compared to the three and six months ended September 30, 2018. These sales decreases were due primarily to adverse demand fluctuations in the markets we serve, partially offset by our acquisition of Microsemi.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 29.4% and 29.3% of our net sales for the three and six months ended September 30, 2019, respectively, compared to approximately 29.3% and 28.4% of our net sales for the three and six months ended September 30, 2018, respectively. The increases are due primarily to our acquisition of Microsemi, whose analog, interface, mixed signal and timing product line accounted for a relatively high percentage of its total net sales.

Net sales of our analog, interface, mixed signal and timing products decreased 6.0% for the three months ended September 30, 2019 and increased 3.9% in the six months ended September 30, 2019, respectively, compared to the three and six months ended September 30, 2018. The decrease for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is due primarily to adverse demand conditions in the markets we serve. The increase for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 is due primarily to our acquisition of Microsemi, partially offset by adverse demand conditions in the markets we serve.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as part of our acquisition of Microsemi on May 29, 2018. Sales of our FPGA products accounted for approximately 7.0% and 6.9% of our net sales for the three and six months ended September 30, 2019, respectively, compared to approximately 4.9% and 4.1% of our net sales for the three and six months ended September 30, 2018, respectively. These increases are due primarily to our acquisition of Microsemi.

Net sales of our FPGA products increased 31.6% and 69.5% in the three and six months ended September 30, 2019, respectively, compared to the three and six months ended September 30, 2018. These sales increases were due primarily to customer demand conditions and our acquisition of Microsemi. FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and they are frequently designed into long-lived end applications.

Licensing, Memory and Other

Licensing, memory and other (LMO) includes royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 11.4% and 10.9% of our net sales for the three and six months ended September 30, 2019, respectively, compared to approximately 11.5% and 10.8% of our net sales for the three and six months ended September 30, 2018, respectively.

Net sales related to these services and products decreased 6.7% in the three months ended September 30, 2019 and increased 2.0% in the six months ended September 30, 2019, respectively, compared to the three and six months ended September 30, 2018. LMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 49.8% and 50.0% of our net sales in the three and six months ended September 30, 2019, respectively, and approximately 49.7% and 51.3% of our net sales in the three and six months ended September 30, 2018, respectively. With the exception of Arrow Electronics, our largest distributor, which represented 11% of our net sales in the three and six months ended September 30, 2019, no other distributor or end customer accounted for more than 10% of our net sales in the three and six months ended September 30, 2019. In the three and six months ended September 30, 2018, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers.  We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2019, our distributors maintained 30 days of inventory of our products compared to 35 days at March 31, 2019.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
Americas	$354.7	26.5	$350.2	24.4	$701.3	26.4	$621.2	23.5
Europe	303.1	22.7	329.2	23.0	594.2	22.3	618.2	23.4
Asia	680.0	50.8	753.1	52.6	1,364.9	51.3	1,405.5	53.1
Total net sales	$1,337.8	100.0	$1,432.5	100.0	$2,660.4	100.0	$2,644.9	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 79% of our total net sales in each of the three and six months ended September 30, 2019 compared to approximately 80% and 82% of our total net sales in each of the three and six months ended September 30, 2018, respectively. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market; however, sales to Asia in dollars and as a percentage of our total net sales decreased in the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 due to our acquisition of Microsemi, whose sales to customers in Asia accounted for a smaller portion of their total net sales than Microchip's historical business, and to a lesser extent, trade restrictions and adverse changes in tariffs. Sales to customers in the Americas increased as a percentage of total sales in the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 due to our acquisition of Microsemi, which had more concentration in the aerospace and defense industry in the Americas. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2019 was $827.5 million, or 61.9% of net sales, compared to $689.3 million, or 48.1% of net sales, in the three months ended September 30, 2018. Our gross profit in the six months ended September 30, 2019 was $1,642.7 million, or 61.7% of net sales, compared to $1,331.3 million, or 50.3% of net sales, in the six months ended September 30, 2018.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $182.1 million and $289.6 million, respectively, in the three and six months ended September 30, 2018 related to the recognition of acquired inventory at fair value as a result of our acquisition of Microsemi which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	unabsorbed capacity charges of $8.9 million and $16.2 million due to operating at below normal capacity in three and six months ended September 30, 2019, respectively;

•	unabsorbed capacity charges of $5.0 million due to operating at below normal capacity in the three and six months ended September 30, 2018; and

•	fluctuations in the product mix of microcontrollers, analog, interface, mixed signal and timing products, FPGA products, memory products and technology licensing.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	economic market conditions and product mix.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and six months ended September 30, 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $8.9 million and $16.2 million, respectively. During three and six months ended September 30, 2018, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $5.0 million.

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

Our overall inventory levels were $734.2 million at September 30, 2019, compared to $711.7 million at March 31, 2019. We maintained 131 days of inventory on our balance sheet at September 30, 2019 compared to 128 days of inventory at March 31, 2019. We expect our days of inventory levels in the December 2019 quarter to be flat to up 13 days compared to the September 2019 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 45% of our assembly requirements were performed in our internal assembly facilities in each of the three and six months ended September 30, 2019 compared to approximately 36% and 37% during the three and six months ended September 30, 2018, respectively.  Approximately 54% of our test requirements were performed in our internal test facilities during each of the three and six months ended September 30, 2019 compared to approximately 45% and 48% during the three and six months ended September 30, 2018.  The increases in the percentage of assembly and test operations that were performed internally in the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of the three and six months ended September 30, 2019 compared to approximately 58% and 54% during the three and six months ended September 30, 2018, respectively. The increases were primarily due to our acquisition of Microsemi, which outsources the majority of its wafer fabrication requirements. The timing of the acquisition, which occurred on May 29, 2018, also contributed to the increase as the September 30, 2019 results included a full six months of Microsemi activity compared to four months in the six months ended September 30, 2018.

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

Research and Development (R&D)

R&D expenses for the three months ended September 30, 2019 were $219.8 million, or 16.4% of net sales, compared to $221.9 million, or 15.5% of net sales, for the three months ended September 30, 2018. R&D expenses for the six months ended September 30, 2019 were $438.9 million, or 16.5% of net sales, compared to $393.8 million, or 14.9% of net sales, for the six months ended September 30, 2018. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $2.1 million, or 0.9%, for the three months ended September 30, 2019 over the same period last year.  R&D expenses increased $45.1 million, or 11.5%, for the six months ended September 30, 2019 over the same period last year. The primary reason for the increase in R&D costs in the six months ended September 30, 2019 compared to the same period last year was additional costs from our acquisition of Microsemi.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2019 were $172.3 million, or 12.9% of net sales, compared to $176.6 million, or 12.3% of net sales, for the three months ended September 30, 2018. Selling, general and administrative expenses for the six months ended September 30, 2019 were $340.2 million, or 12.8% of net sales, compared to $340.7 million, or 12.9% of net sales, for the six months ended September 30, 2018.  Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $4.3 million, or 2.4%, for the three months ended September 30, 2019 over the same period last year.  Selling, general and administrative expenses decreased $0.5 million, or 0.1%, for the six months ended September 30, 2019 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses were reductions in personnel and associated costs in connection with synergies realized from our Microsemi acquisition, partially offset by remediation costs related to the network compromise discussed in Item 4 of this Form 10-Q.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2019 was $248.2 million and $496.7 million, respectively, compared to $169.9 million and $303.6 million for the three and six months ended September 30, 2018, respectively. The primary reason for the increases in acquired intangible asset amortization was increased amortization from our acquisition of Microsemi partially offset by decreased amortization of intangible assets from our prior acquisitions.

Special Charges and Other, Net

During the three and six months ended September 30, 2019, we incurred special charges and other, net of $3.6 million and $11.7 million, respectively, compared to $18.2 million and $58.3 million, respectively, for the three and six months ended September 30, 2018. Our restructuring expenses were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2019 was $1.0 million and $1.7 million, respectively, compared to $0.9 million and $6.6 million, respectively, for the three and six months ended September 30, 2018. The primary reason for the decrease in interest income in the six months ended September 30, 2019 compared to the same period last year was lower invested cash balances. During the quarter ended June 30, 2018, we used a substantial portion of our cash to help finance the purchase price of our acquisition of Microsemi.

Interest expense in the three and six months ended September 30, 2019 was $129.6 million and $262.2 million, respectively, compared to $138.6 million and $229.0 million, respectively, for the three and six months ended September 30, 2018. The primary reason for the decrease in interest expense in the three months ended September 30, 2019 compared to the same period last year relates to the cumulative pay down of $1.73 billion of our debt. The primary reason for the increase in interest expense in the six months ended September 30, 2019 compared to the same period last year relates to our additional borrowings to help finance our acquisition of Microsemi.

During the three and six months ended September 30, 2019, we recognized a loss of $0.1 million and $2.0 million, respectively, in connection with the amendment to our Revolving Credit Facility and the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility. During the three and six months ended September 30, 2018, we recognized a loss of $4.1 million in connection with early pay downs of a portion of the outstanding balance on our Term Loan Facility and our Revolving Credit Facility.

Other loss, net in the three months ended September 30, 2019 was $1.4 million. Other income, net in the six months ended September 30, 2019 was $1.3 million. Other loss, net in the three and six months ended September 30, 2018 was $0.2 million and $10.0 million respectively. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

We account for incomes taxes in accordance with ASC 740. Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our effective tax rates for the six months ended September 30, 2019 and September 30, 2018 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the three and six months ended September 30, 2018 was approximately 22% and our domestic statutory tax rate for fiscal 2019 was approximately 22%. Our non-U.S. blended statutory tax rates for the three and six months ended September 30, 2018 and fiscal 2019 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Malta and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. Our Microsemi operations in Malaysia are also subject to a tax holiday that effectively reduces Microsemi’s income tax rate in that jurisdiction. Microsemi’s tax holiday in Malaysia was granted in 2009 and is effective through December 2019, subject to continued compliance with the tax holiday’s requirements. We are actively seeking to obtain a new tax holiday in Malaysia, otherwise we will be subject to tax at the statutory tax rate of 24% following the expiration.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 0% tax rate.

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

Liquidity and Capital Resources

We had $405.1 million in cash, cash equivalents and short-term investments at September 30, 2019, a decrease of $25.8 million from the March 31, 2019 balance.

Net cash provided by operating activities was $776.6 million in the six months ended September 30, 2019 compared to $789.9 million in the six months ended September 30, 2018.

Net cash used in investing activities was $54.7 million in the six months ended September 30, 2019 compared to $6.74 billion in the six months ended September 30, 2018.  During the six months ended September 30, 2019, net investing activities primarily related to capital purchases and investments in other assets. In the six months ended September 30, 2018, investing cash flows included net cash and cash equivalents used to finance our acquisition of Microsemi of $7.85 billion net of $340.0 million of cash and cash equivalents acquired, offset by net cash inflows of $1.28 billion due to the sale of available-for-sale debt securities to fund our acquisition of Microsemi, and capital expenditures of $161.4 million.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2019 were $41.6 million compared to $161.4 million in the six months ended September 30, 2018.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  We currently intend to spend between $110 million and $130 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $748.7 million in the six months ended September 30, 2019 compared to net cash provided by financing activities of $5.50 billion in the six months ended September 30, 2018. The cash flows provided by financing activities during the six months ended September 30, 2018, were favorably impacted by net proceeds from amounts borrowed to fund our acquisition of Microsemi. Significant transactions affecting our net financing cash flows include:

•
in the first six months of fiscal 2019, proceeds of $3.0 billion from term loans made under the Term Loan Facility, net proceeds of $3.63 billion from borrowings under our Revolving Credit Facility, net proceeds of $1.99 billion from the issuance of our Senior Secured Notes and $2.06 billion of cash used to repay Microsemi's existing debt,

•
in the first six months of fiscal 2019, $799.5 million of cash was used to pay down principal on the Term Loan Facility and the Credit Facility, net of amounts borrowed under the Credit Facility, respectively, compared to $573.0 million of cash used to pay down principal on the Term Loan Facility and the Credit Facility, net of amounts borrowed under the Credit Facility, in the first six months of fiscal 2020, and

•	cash dividends paid to our stockholders of $174.4 million and $171.4 million during the six months ended September 30, 2019 and 2018, respectively.

On May 29, 2018, we completed the acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards for our common stock, was approximately $8.24 billion. In addition to the consideration transferred, we recognized $3.23 billion in liabilities in our consolidated financial statements of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion of loans under our Revolving Credit Facility, $3.00 billion under the Term Loan Facility, and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in acquisition costs related to the acquisition. During the six months ended September 30, 2019, we voluntarily prepaid $188.0 million of principal under the Term Loan Facility. During fiscal 2019, we voluntarily prepaid $1.09 billion of principal under the Term Loan Facility, of which $500.0 million was from funds borrowed under our Revolving Credit Facility. At September 30, 2019, we had $1.72 billion of outstanding borrowings under our Term Loan Facility compared to $1.91 billion at March 31, 2019.

In September 2019, we amended our credit agreement dated May 29, 2018, to, among other things, reduce the margin added to the interest rate on revolving loans under the Credit Agreement. The amendment also allows us the option to refinance the term loans or revolving loans up to a certain dollar limit and the option to factor receivables and certain related assets. The amendment lowered the Revolving Credit Facility thereunder to $3.57 billion from $3.60 billion at June 30, 2019.

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit. The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.57 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At September 30, 2019, we had $2.88 billion of outstanding borrowings under the Revolving Credit Facility compared to $3.27 billion at March 31, 2019. See Note 14 of the notes to our condensed consolidated financial statements for more information regarding our Credit Agreement.

The enactment of the Act in 2017 imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.
We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2019, we had foreign currency forward contracts outstanding with a notional amount of $250.0 million and $30.1 million to economically hedge certain balance sheet exposures related to the Malaysian ringgit and Taiwanese dollar, respectively.

There were no repurchases of common stock during the six months ended September 30, 2019. As of September 30, 2019, we held approximately 14.5 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3660 per share was paid on September 4, 2019 in the aggregate amount of $87.3 million. A quarterly dividend of $0.3665 per share was declared on November 5, 2019 and will be paid on December 5, 2019 to stockholders of record as of November 21, 2019. We expect the aggregate cash dividend for December 2019 to be approximately $87.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of September 30, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements. Prior to the first quarter of fiscal 2020, we did not record any liability in connection with various operating leases for buildings and equipment entered into in the ordinary course of business. We recorded the associated lease obligations as a liability when we adopted the provisions of the Accounting Standard Update 2016-02-Leases, which was effective April 1, 2019. Refer to Note 2 and Note 11 to our condensed consolidated financial statements for additional information regarding the adoption of this accounting standard.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, our long-term debt totaled $11.09 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.48 billion as of September 30, 2019. We do have interest rate exposure with respect to the $4.61 billion balance of our variable interest rate debt outstanding as of September 30, 2019. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $23.0 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2020.

In connection with the identified material weaknesses related to accounting for income taxes and to IT system access, we have taken steps to remediate the material weaknesses as described above. However, other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended September 30, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On May 29, 2018, we completed our acquisition of Microsemi, which was our largest and most complex acquisition ever. In addition, in April 2016, we completed our acquisition of Atmel; and in August 2015, we completed our acquisition of Micrel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 16 to our condensed consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

Further, if we decide to divest assets or a business, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies, which may include site closures, on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to assets or a business that we want to dispose of, or we may dispose of assets or a business at a price or on terms that are less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may be contractually obligated with respect to certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

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

As of September 30, 2019, the principal amount of our outstanding indebtedness was $11.09 billion. In connection with our acquisition of Microsemi, we incurred debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our term loan facility, and $2.00 billion in senior secured notes. At September 30, 2019, we had $2.88 billion in outstanding borrowings under our revolving line of credit which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At September 30, 2019, we had $1.72 billion of outstanding borrowings under our term loan facility. In February 2017, we issued $2.65 billion of aggregate principal value of senior and junior convertible debt.

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

Servicing our current debt requires a significant amount of cash, we may not have sufficient cash flow from our business to fund future payments and any adverse changes in our credit ratings could increase our borrowing costs and could adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, including our outstanding convertible debt and debt incurred to finance our acquisition of Microsemi, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior secured notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and certain financial metrics including debt levels. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt.

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

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. Also, the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, the U.S. government has recently increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the six months ended September 30, 2019. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending December 31, 2019 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for equipment which we need for capacity expansion at certain of our manufacturing facilities. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. The average selling prices of our microcontroller, FPGA, and proprietary analog, interface, mixed signal and timing products have remained relatively constant, while average selling prices of our memory and non-proprietary analog, interface, mixed signal and timing products have declined over time. The overall average selling price of our products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2020, approximately 61% of our net sales came from products that were produced at outside wafer foundries compared to 57% of our net sales in fiscal 2019. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2020, approximately 55% of our assembly requirements and 46% of our test requirements were performed by third party contractors compared to approximately 62% of our assembly requirements and 51% of our test requirements during fiscal 2019. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Microsemi, Atmel, Micrel and other companies. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the three and six months ended September 30, 2019, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $8.9 million and $16.2 million, respectively. In certain periods in fiscal 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $19.0 million.

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

Sales to distributors accounted for approximately 50% of our net sales in the first six months of fiscal 2020 and approximately 51% of our net sales in fiscal 2019. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We continue to be the target of attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems and any interruptions in our IT systems, unauthorized access to our IT systems or improper handling of data, could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex IT systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our business, operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

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

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we expect to continue to be the target of attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have implemented improvements to our protective measures which include, but are not limited to, the following: firewalls, endpoint detection and response software, patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning and routine password modifications. As a result of the material weakness in our internal controls resulting from the IT systems compromise, we have taken remediation actions and implemented additional controls and we plan to continue to take further actions to attempt to address evolving threats. Recent system improvements have not been fully effective in preventing attacks on our data and breaches to our security and there can be no assurance that any future system improvements will be effective in preventing attacks or breaches or limiting the damage from any future cyber attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. In addition to the identified material weaknesses related to accounting for income taxes and to IT system access, we have from time to time identified significant deficiencies related to other matters. If we fail to remediate our material weaknesses or significant deficiencies or to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

A significant portion of our sales are made through the exporting and importing of products. In addition to local jurisdictions' trade regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or other third parties. For example, in fiscal 2019, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain of its subsidiaries. In fiscal 2020, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain of its subsidiaries. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. and other countries have levied tariffs and taxes on certain goods and implemented trade restrictions on materials and products. Trade tensions between the U.S. and China escalated in 2018 and 2019, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. goods. Some of our products were affected and are continuing to be affected by the increased tariffs. Higher duties on existing tariffs and further rounds of tariffs have been recently announced or threatened by the U.S. and Chinese administrations. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the first and second quarters of fiscal 2020. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending December 31, 2019 or future periods. Increased tariffs on our customers' products could impact their sales of their products, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Additionally, the Japan-South Korea trade dispute could put pressures on our Japanese and South Korean customers, and the ongoing uncertainty regarding Brexit and its implications could also result in lower demand for our products.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2020, approximately 79% of our net sales were made to foreign customers, including 21% in China, 15% in Taiwan and 11% in Germany. During fiscal 2019, approximately 80% of our net sales were made to foreign customers, including 22% in China and 13% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market has recently made it more difficult for us to achieve our desired sales volumes in China. In particular, the trade relationship between the U.S. and China has worsened, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. The U.S. government has increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the first and second quarters of fiscal 2020. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending December 31, 2019 or future periods. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our customers.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had over 120,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for the six months ended September 30, 2019 and six of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

We must comply with all applicable federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our products and manufacturing processes. Our failure to comply, or the failure of entities that we have acquired over time to have complied, with applicable regulations could result in significant fines, liability for clean up, suspension of production, cessation of operations or future liabilities. Such environmental regulations have required us in the past, and could require us in the future, to buy costly equipment or to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our operations' logistics, or require us to incur other significant costs and expenses. There is a continuing expansion in environmental laws with a focus on reducing or eliminating hazardous substances and substances of high concern in electronic products and shipping materials. These and other future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products and accessories, the recycling of electronic products, and the reduction in the quantity and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may not have sufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may also have to write off inventory in the event that we hold unsaleable inventory as a result of changes to regulations or customer requirements. We expect these risks and trends to continue. In addition, we anticipate increased customer requirements to meet voluntary criteria related to the reduction or elimination of substances of high concern in our products, energy efficiency measures, and supplier practices associated with sourcing and manufacturing. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. The adoption of the Act significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign-sourced earnings. The Act is unclear in some respects and will require interpretations and continued implementation of regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the Act, along with the state tax impact of these changes and potential future cash distributions, will likely have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2019, we had goodwill of $6.66 billion and net intangible assets of $6.19 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2020 or fiscal 2019.  In the six months ended September 30, 2019, we recognized $0.5 million of intangible asset impairment charges. In fiscal 2019, we recognized $3.1 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $71.5 million at September 30, 2019. Most of these plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1.3 million in fiscal 2020 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the three months ended September 30, 2019.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.1	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 26, 2019, among Microchip Technology Incorporated, the Subsidiary Guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-21184	10.1	10/01/2019
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 6, 2019	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)