Form 10-Q
period 2019-12-31
MICROCHIP TECHNOLOGY INC
filed 2020-02-04
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered		January 29, 2020
Common Stock, $0.001 par value	MCHP	NASDAQ	Stock Market LLC	239,538,076 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

ASSETS
	December 31,	March 31,
	2019	2019
Cash and cash equivalents	$397.1	$428.6
Short-term investments	5.2	2.3
Accounts receivable, net	807.5	880.6
Inventories	708.8	711.7
Other current assets	185.4	191.6
Total current assets	2,104.0	2,214.8
Property, plant and equipment, net	909.7	996.7
Goodwill	6,664.8	6,663.9
Intangible assets, net	5,939.5	6,685.6
Long-term deferred tax assets	1,738.4	1,677.2
Other assets	232.2	111.8
Total assets	$17,588.6	$18,350.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$209.3	$226.4
Accrued liabilities	726.5	787.3
Current portion of long-term debt	1,400.8	1,360.8
Total current liabilities	2,336.6	2,374.5
Long-term debt	8,179.7	8,946.2
Long-term income tax payable	711.4	756.2
Long-term deferred tax liability	386.3	706.1
Other long-term liabilities	358.0	279.5
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 253,232,909 shares issued and 239,534,856 shares outstanding at December 31, 2019; 253,232,909 shares issued and 237,589,501 shares outstanding at March 31, 2019	0.2	0.2
Additional paid-in capital	2,738.7	2,679.6
Common stock held in treasury: 13,698,053 shares at December 31, 2019; 15,643,408 shares at March 31, 2019	(520.8)	(582.2)
Accumulated other comprehensive loss	(22.0)	(20.7)
Retained earnings	3,420.5	3,210.6
Total stockholders' equity	5,616.6	5,287.5
Total liabilities and stockholders' equity	$17,588.6	$18,350.0

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$1,287.4	$1,374.7	$3,947.8	$4,019.7
Cost of sales (1)	501.9	595.1	1,519.6	1,908.8
Gross profit	785.5	779.6	2,428.2	2,110.9

Research and development (1)	217.1	217.7	656.0	611.6
Selling, general and administrative (1)	170.7	174.8	510.9	515.5
Amortization of acquired intangible assets	248.7	193.7	745.4	497.2
Special charges (income) and other, net (1)	17.8	(1.3)	29.5	57.0
Operating expenses	654.3	584.9	1,941.8	1,681.3

Operating income	131.2	194.7	486.4	429.6
Losses on equity method investments	—	(0.1)	—	(0.2)
Other income (expense):
Interest income	0.6	0.7	2.3	7.3
Interest expense	(119.7)	(137.6)	(381.9)	(366.7)
Loss on settlement of debt	—	(0.2)	(2.0)	(4.3)
Other loss, net	(1.5)	(2.5)	(0.2)	(12.4)
Income before income taxes	10.6	55.0	104.6	53.3
Income tax (benefit) provision	(300.5)	5.8	(366.1)	(127.9)
Net income	$311.1	$49.2	$470.7	$181.2

Basic net income per common share	$1.30	$0.21	$1.97	$0.77
Diluted net income per common share	$1.20	$0.20	$1.84	$0.73
Dividends declared per common share	$0.3665	$0.3645	$1.0980	$1.0920
Basic common shares outstanding	239.2	236.7	238.5	235.9
Diluted common shares outstanding	258.3	244.6	255.8	249.5

(1) Includes share-based compensation expense as follows:
Cost of sales	$5.7	$3.4	$15.8	$10.9
Research and development	$21.2	$19.4	$63.0	$53.2
Selling, general and administrative	$16.6	$16.6	$50.7	$46.1
Special charges (income) and other, net	$—	$0.2	$—	$17.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$311.1	$49.2	$470.7	$181.2
Components of other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding losses, net of tax effect	—	—	—	(5.6)
Reclassification of realized transactions, net of tax effect	—	—	—	5.6
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax (provision) benefit	(1.6)	1.0	0.1	4.5
Reclassification of realized transactions, net of tax effect	0.2	0.3	0.6	0.8
Change in net foreign currency translation adjustment	1.7	(1.6)	(0.7)	(3.0)
Other comprehensive income (loss), net of tax effect	0.3	(0.3)	—	2.3
Comprehensive income	$311.4	$48.9	$470.7	$183.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$470.7	$181.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	904.7	637.7
Deferred income taxes	(404.2)	(29.1)
Share-based compensation expense related to equity incentive plans	129.5	127.5
Loss on settlement of debt	2.0	4.3
Amortization of debt discount	90.9	85.2
Amortization of debt issuance costs	12.8	12.1
Losses on equity method investments	—	0.2
Losses on sale of assets	0.4	—
Losses on write-down of fixed assets	2.7	0.5
Impairment of intangible assets	0.5	3.1
(Gains) losses on available-for-sale investments and marketable equity securities, net	(1.0)	6.8
Amortization of premium on available-for-sale investments	—	(0.2)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease in accounts receivable	73.2	189.4
Decrease in inventories	5.6	344.5
Decrease in accounts payable and accrued liabilities	(53.3)	(143.5)
Change in other assets and liabilities	(3.9)	15.2
Change in income tax payable	(58.5)	(163.5)
Net cash provided by operating activities	1,172.1	1,271.4
Cash flows from investing activities:
Purchases of available-for-sale investments	(2.0)	(167.7)
Maturities of available-for-sale investments	—	75.7
Sales of available-for-sale investments	—	1,376.6
Acquisition of Microsemi, net of cash acquired	—	(7,850.6)
Investments in other assets	(40.5)	(12.8)
Proceeds from sale of assets	0.5	0.2
Capital expenditures	(55.7)	(188.8)
Net cash used in investing activities	(97.7)	(6,767.4)
Cash flows from financing activities:
Proceeds from issuance of 2023 and 2021 Senior Notes	—	1,989.5
Proceeds from borrowings on term loan facility	—	3,000.0
Repayments of term loan facility	(188.0)	(287.0)
Proceeds from borrowings on revolving loan under credit facility	682.0	3,725.5
Repayments of revolving loan under credit facility	(1,324.0)	(983.0)
Repayment of debt assumed in Microsemi acquisition	—	(2,056.9)
Deferred financing costs	(1.8)	(72.7)
Payment of cash dividends	(262.1)	(257.8)
Proceeds from sale of common stock	38.8	26.9
Tax payments related to shares withheld for vested restricted stock units	(50.2)	(57.0)
Capital lease payments	(0.6)	(0.6)
Net cash (used in) provided by financing activities	(1,105.9)	5,026.9
Net decrease in cash and cash equivalents	(31.5)	(469.1)
Cash and cash equivalents, and restricted cash at beginning of period (2)	428.6	901.3
Cash and cash equivalents, and restricted cash at end of period (2)	$397.1	$432.2

	Nine Months Ended December 31,
	2019	2018

Supplemental disclosure of cash flow information
Non-cash activities:
Right-of-use assets obtained in exchange of lease liabilities	$25.1	$—
Cash paid for:
Operating lease payments in operating cash flows	$39.3	$—

(2) Schedule of restricted cash

The following table presents the balance of restricted cash which consists of cash denominated in a foreign currency and restricted in use due to a foreign taxing authority requirement (in millions):

	December 31,	March 31,
	2019	2019
Restricted cash	$—	$38.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	253.2	$2,562.7	18.2	$(662.6)	$(17.6)	$1,397.3	$3,279.8
Net income	—	—	—	—	—	35.7	35.7
Other comprehensive income	—	—	—	—	4.4	—	4.4
Adoption of ASU 2016-01, cumulative adjustment	—	—	—	—	(1.7)	1.7	—
Adoption of ASU 2016-16, cumulative adjustment	—	—	—	—	—	1,558.1	1,558.1
Adoption of ASC 606, cumulative adjustment	—	—	—	—	—	241.9	241.9
Non-cash consideration, exchange of employee stock awards - Microsemi acquisition	—	53.9	—	—	—	—	53.9
Proceeds from sales of common stock through employee equity incentive plans	0.7	6.4		—	—	—	6.4
Restricted stock unit and stock appreciation right withholdings	(0.2)	(16.8)		—	—	—	(16.8)
Treasury stock used for new issuances	(0.5)	(14.9)	(0.5)	14.9	—	—	—
Share-based compensation	—	45.9	—	—	—	—	45.9
Cash dividend	—	—	—	—	—	(85.5)	(85.5)
Balance at June 30, 2018	253.2	2,637.2	17.7	(647.7)	(14.9)	3,149.2	5,123.8
Net income	—	—	—	—	—	96.3	96.3
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Proceeds from sales of common stock through employee equity incentive plans	0.9	13.9	—	—	—	—	13.9
Restricted stock unit and stock appreciation right withholdings	(0.2)	(20.1)	—	—	—	—	(20.1)
Treasury stock used for new issuances	(0.7)	(22.3)	(0.7)	22.3	—	—	—
Share-based compensation	—	44.0	—	—	—	—	44.0
Cash dividend	—		—	—	—	(85.9)	(85.9)
Balance at September 30, 2018	253.2	2,652.7	17.0	(625.4)	(16.7)	3,159.6	5,170.2
Net income	—	—	—	—	—	49.2	49.2
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	1.0	6.6	—	—	—	—	6.6
Restricted stock unit and stock appreciation right withholdings	(0.3)	(20.1)	—	—	—	—	(20.1)
Treasury stock used for new issuances	(0.7)	(23.6)	(0.7)	23.6	—	—	—
Share-based compensation	—	41.9	—	—	—	—	41.9
Cash dividend	—	—	—	—	—	(86.4)	(86.4)
Balance at December 31, 2018	253.2	$2,657.5	16.3	$(601.8)	$(17.0)	$3,122.4	$5,161.1

Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	50.7	50.7
Other comprehensive income	—	—	—	—	(0.3)	—	(0.3)
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Proceeds from sales of common stock through employee equity incentive plans	0.5	7.3	—	—	—	—	7.3
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.4)	—	—	—	—	(11.4)
Treasury stock used for new issuances	(0.4)	(13.8)	(0.4)	13.8	—	—	—
Share-based compensation	—	41.6	—	—	—	—	41.6
Cash dividend	—	—	—	—	—	(87.1)	(87.1)
Balance at June 30, 2019	253.2	2,703.5	15.2	(568.4)	(22.3)	3,175.5	5,288.3
Net Income	—	—	—	—	—	108.9	108.9
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.2	—	—	—	—	20.2
Restricted stock unit and stock appreciation right withholdings	(0.2)	(15.2)	—	—	—	—	(15.2)
Treasury stock used for new issuances	(0.7)	(23.2)	(0.7)	23.2	—	—	—
Share-based compensation	—	46.4	—	—	—	—	46.4
Cash dividend	—	—	—	—	—	(87.3)	(87.3)
Balance at September 30, 2019	253.2	2,731.7	14.5	(545.2)	(22.3)	3,197.1	5,361.3
Net income	—	—	—	—	—	311.1	311.1
Other comprehensive income	—	—	—	—	0.3	—	0.3
Proceeds from sales of common stock through employee equity incentive plans	1.0	11.3	—	—	—	—	11.3
Restricted stock unit and stock appreciation right withholdings	(0.2)	(23.6)	—	—	—	—	(23.6)
Treasury stock used for new issuances	(0.8)	(24.4)	(0.8)	24.4	—	—	—
Share-based compensation	—	43.9	—	—	—	—	43.9
Cash dividend	—	—	—	—	—	(87.7)	(87.7)
Balance at December 31, 2019	253.2	$2,738.9	13.7	$(520.8)	$(22.0)	$3,420.5	$5,616.6

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.  As further discussed in Note 3, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's fiscal 2019 financial results include Microsemi's results beginning as of such acquisition date. The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases. This standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Topic 606, Revenue from Contracts with Customers. Topic 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted Topic 842 using the retrospective cumulative effect adjustment transition method by recording right-of-use assets of $124.6 million, accrued lease liabilities of $39.4 million and other long-term liabilities of $97.9 million. Under this method, periods prior to fiscal 2020 remain unchanged. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. See Note 9 for further information and disclosures related to the adoption of this standard.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance enhances and simplifies various aspects of the income tax accounting standard ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2019		December 31, 2019
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,257.0	$755.1	$3,875.6	$2,356.0
Technology licensing	30.4	30.4	72.2	72.2
Total	$1,287.4	$785.5	$3,947.8	$2,428.2

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2018		December 31, 2018
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,331.3	$736.2	$3,911.4	$2,002.6
Technology licensing	43.4	43.4	108.3	108.3
Total	$1,374.7	$779.6	$4,019.7	$2,110.9

Note 5. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Microcontrollers	$685.8	$716.9	$2,091.8	$2,218.0
Analog, interface, mixed signal and timing products	363.3	396.6	1,143.6	1,147.7
Field-programmable gate array products	92.6	97.7	276.8	206.4
Licensing, memory and other	145.7	163.5	435.6	447.6
Total net sales	$1,287.4	$1,374.7	$3,947.8	$4,019.7

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the licensing, memory and other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Distributors	$638.8	$686.3	$1,970.0	$2,044.4
Direct customers	618.2	645.0	1,905.6	1,867.0
Licensees	30.4	43.4	72.2	108.3
Total net sales	$1,287.4	$1,374.7	$3,947.8	$4,019.7

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

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation, therefore contract liabilities are uncommon. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 8 for the opening and closing balances of the Company's receivables. As contracts with customers generally have an expected duration of one year or less, the balance of open performance obligations as of period end that will be recognized as revenue subsequent to December 31, 2020 is immaterial.

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

Note 6. Special Charges (Income) and Other, Net

The following table summarizes activity included in the "special charges (income) and other, net" caption on the Company's condensed consolidated statements of income (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Restructuring
Employee separation costs	$3.4	$3.3	$10.7	$60.5
Impairment charges	2.7	0.2	3.2	3.7
Contract exit costs	10.3	0.1	10.8	(2.9)
Other	1.4	0.1	2.6	0.7
Legal contingencies	—	(5.0)	2.2	(5.0)
Total	$17.8	$(1.3)	$29.5	$57.0

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

During the three months ended December 31, 2019, the Company incurred costs of $11.7 million associated with restructuring certain of its wafer fabrication operations and the Company estimates that it will incur less than $10.0 million within the next year for the remaining associated costs of these restructuring activities. The Company's other restructuring expenses during the nine months ended December 31, 2019 and December 31, 2018 were primarily related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. These expenses were for employee separation costs and intangible asset impairment charges. The impairment charges in fiscal 2019 were primarily recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction or other previous acquisitions. The Company is not able to estimate the amount of other such future expenses at this time.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $116.3 million in costs since the start of fiscal 2017 in connection with employee separation activities, of which $3.4 million and $10.7 million were incurred during the three and nine months ended December 31, 2019, respectively, and $3.3 million and $60.5 million were incurred during the three and nine months ended December 31, 2018, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. Beyond what is already accrued, the Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $50.9 million in costs in connection with contract exit activities since the start of fiscal 2017 which includes expense of $10.3 million and $10.8 million for the three and nine months ended December 31, 2019, respectively, compared to an expense of $0.1 million and income of $2.9 million for three and nine months ended December 31, 2018, respectively.

The following is a roll forward of accrued restructuring charges for the nine months ended December 31, 2019 (in millions):

	Restructuring		Non-Restructuring
	Employee Separation Costs	Exit Costs	Exit Costs	Total
Balance at March 31, 2019	$12.9	$19.2	$15.7	$47.8
Charges	10.7	10.8	—	21.5
Payments	(8.9)	(4.3)	(3.4)	(16.6)
Non-cash - Other	(0.1)	(0.6)	0.5	(0.2)
Effect of adoption of ASC 842	—	(12.5)	—	(12.5)
Balance at December 31, 2019	$14.6	$12.6	$12.8	$40.0
Current				$22.6
Non-current				17.4
Total				$40.0

The liability for restructuring and other exit costs of $40.0 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheets as of December 31, 2019.

Note 7. Fair Value of Financial Instruments

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2019 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair values of the Company's revolving credit facility and term loan facility are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's revolving credit facility and term loan facility at December 31, 2019 approximated the carrying value excluding debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its senior and junior subordinated convertible debt and senior secured notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations as of December 31, 2019 and March 31, 2019 (in millions).

	December 31,		March 31,
	2019		2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Revolving Credit Facility	$2,610.9	$2,624.5	$3,251.8	$3,266.5
Term Loan Facility	$1,708.2	$1,723.5	$1,892.1	$1,911.5
2023 Senior Secured Notes	$988.0	$1,058.8	$985.4	$1,020.1
2021 Senior Secured Notes	$991.6	$1,022.5	$987.4	$1,008.1
2017 Senior Convertible Debt	$1,537.7	$2,968.1	$1,493.6	$2,285.4
2015 Senior Convertible Debt	$1,400.8	$3,710.8	$1,360.8	$2,810.6
2017 Junior Convertible Debt	$343.3	$994.1	$335.9	$740.8

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 12 Debt and Credit Facility for further information).

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2019	2019
Trade accounts receivable	$799.3	$875.8
Other	11.5	6.8
Total accounts receivable, gross	810.8	882.6
Less allowance for doubtful accounts	3.3	2.0
Total accounts receivable, net	$807.5	$880.6

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2019	2019
Raw materials	$85.6	$74.5
Work in process	460.0	413.0
Finished goods	163.2	224.2
Total inventories	$708.8	$711.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2019	2019
Land	$83.4	$83.4
Building and building improvements	657.6	647.6
Machinery and equipment	2,130.2	2,095.5
Projects in process	108.7	119.2
Total property, plant and equipment, gross	2,979.9	2,945.7
Less accumulated depreciation and amortization	2,070.2	1,949.0
Total property, plant and equipment, net	$909.7	$996.7

Depreciation expense attributed to property, plant and equipment was $41.4 million and $127.1 million for the three and nine months ended December 31, 2019, respectively, compared to $47.0 million and $132.2 million for the three and nine months ended December 31, 2018, respectively.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2019	2019
Accrued compensation and benefits	$150.8	$133.2
Income taxes payable	10.8	46.9
Sales related reserves	303.7	366.9
Current portion of lease liabilities	42.9	—
Accrued expenses and other liabilities	218.3	240.3
Total accrued liabilities	$726.5	$787.3

Note 9. Leases

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

The details of the Company's operating leases are as follows (in millions):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2019	2019
Operating lease expense	$12.2	$36.7
Variable lease expense	2.6	8.1
Short-term lease expense	2.5	7.3
Total lease expense	$17.3	$52.1

The Company's leases are included as a component of the following balance sheet lines (in millions):

December 31,
2019
Other assets:
Right-of-use assets	$135.7
Total lease assets	$135.7
Accrued liabilities:
Current portion of lease liabilities	$42.9
Other long-term liabilities:
Non-current portion of lease liabilities	111.0
Total lease liabilities	$153.9

The following table presents the maturities of lease liabilities as of December 31, 2019 (in millions):

Fiscal year ending March 31,	Operating Leases
Remainder of 2020	$14.7
2021	45.6
2022	40.4
2023	22.8
2024	14.9
Thereafter	29.9
Total lease payments	$168.3
Less: Imputed lease interests	14.4
Total lease liabilities	$153.9

The following table represents future minimum lease obligations under non-cancelable operating leases as of March 31, 2019 (in millions):

Fiscal year ending March 31,	Operating Leases
2020	$49.0
2021	38.2
2022	30.3
2023	18.0
2024	9.1
Thereafter	22.6
Total	$167.2

The Company's weighted-average remaining lease-term and weighted-average discount rate are as follows (in millions):

As of December 31, 2019
Weighted average remaining lease-term	4.5
Weighted average discount rate	4.6%

Note 10. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,345.0	$(1,733.8)	$5,611.2
Customer-related	916.7	(651.7)	265.0
In-process research and development	8.8	—	8.8
Distribution rights and other	90.6	(36.1)	54.5
Total	$8,361.1	$(2,421.6)	$5,939.5

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,339.2	$(1,102.2)	$6,237.0
Customer-related	917.1	(544.0)	373.1
In-process research and development	7.7	—	7.7
Distribution rights and other	81.4	(13.6)	67.8
Total	$8,345.4	$(1,659.8)	$6,685.6

The following is an expected amortization schedule for the intangible assets for remainder of fiscal 2020 through fiscal 2024, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2020	$259.0
2021	$972.9
2022	$902.2
2023	$708.4
2024	$616.3

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amortization expense charged to cost of sales	$2.5	$1.8	$7.1	$4.9
Amortization expense charged to operating expense	256.1	195.1	770.5	500.6
Total amortization expense	$258.6	$196.9	$777.6	$505.5

The Company recognized impairment charges of $0.5 million in the nine months ended December 31, 2019, compared to $3.1 million in the nine months ended December 31, 2018. The impairment charges in the nine months ended December 31, 2018 were recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of these assets. There were no impairment charges in the three months ended December 31, 2019 and December 31, 2018.

Goodwill activity for the nine months ended December 31, 2019 was as follows (amounts in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2019	$6,644.7	$19.2
Additions	0.9	—
Balance at December 31, 2019	$6,645.6	$19.2

At March 31, 2019, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2019, the Company has never recorded an impairment charge against its goodwill balance.

Note 11.	Income Taxes

The Company accounts for incomes taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. The Company’s effective tax rates for the nine months ended December 31, 2019 and December 31, 2018 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

The Company's effective tax rates for the three and nine months ended December 31, 2019 were lower compared to the prior year primarily due to significant non-recurring discrete benefits related to releases of uncertain tax positions primarily due to statute lapses, non-recurring benefits associated with restructuring activities, and Microsemi integration matters. The Company's effective tax rate for the nine months ended December 31, 2019 includes a $337.0 million tax benefit related to the intra-group transfer of certain intellectual property rights, which reduced the Company's effective tax rate for the nine months ended December 31, 2019 by 322.2%. The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of the Global Intangible Low-Taxed Income ("GILTI") tax in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future. Microsemi was previously granted a tax holiday in Malaysia, which expired in December 2019. The Company does not expect the expiration to have a significant impact on its financial statements. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta and Ireland.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

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

Note 12. Debt and Credit Facility

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	December 31, 2019	March 31, 2019

Senior Secured Indebtedness
Revolving Credit Facility				$2,624.5	$3,266.5
Term Loan Facility				1,723.5	1,911.5
2023 Notes, maturing June 1, 2023 ("2023 Notes")	4.333%	4.7%		1,000.0	1,000.0
2021 Notes, maturing June 1, 2021 ("2021 Notes")	3.922%	4.5%		1,000.0	1,000.0
Total Senior Secured Indebtedness				6,348.0	7,178.0
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt, maturing February 15, 2027 ("2017 Senior Convertible Debt")	1.625%	6.0%	$1,396.3	2,070.0	2,070.0
2015 Senior Convertible Debt, maturing February 15, 2025 ("2015 Senior Convertible Debt")	1.625%	5.9%	$1,160.1	1,725.0	1,725.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt, maturing February 15, 2037 ("2017 Junior Convertible Debt")	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				4,481.3	4,481.3

Gross long-term debt including current maturities				10,829.3	11,659.3
Less: Debt discount (2)				(1,177.9)	(1,268.7)
Less: Debt issuance costs (3)				(70.9)	(83.6)
Net long-term debt including current maturities				9,580.5	10,307.0
Less: Current maturities (4)				(1,400.8)	(1,360.8)
Net long-term debt				$8,179.7	$8,946.2

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

(2) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2019	2019
2023 Notes	$(3.7)	$(4.4)
2021 Notes	(2.6)	(3.8)
2017 Senior Convertible Debt	(518.9)	(561.9)
2015 Senior Convertible Debt	(312.8)	(351.4)
2017 Junior Convertible Debt	(339.9)	(347.2)
Total unamortized discount	$(1,177.9)	$(1,268.7)

(3) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2019	2019
Revolving Credit Facility	$(13.6)	$(14.7)
Term Loan Facility	(15.3)	(19.4)
2023 Notes	(8.3)	(10.2)
2021 Notes	(5.8)	(8.8)
2017 Senior Convertible Debt	(13.4)	(14.5)
2015 Senior Convertible Debt	(11.4)	(12.8)
2017 Junior Convertible Debt	(3.1)	(3.2)
Total debt issuance costs	$(70.9)	$(83.6)

(4) Current maturities consist of the liability component of the 2015 Senior Convertible Debt as the debentures were convertible as of December 31, 2019 and March 31, 2019.

Expected maturities relating to the Company’s long-term debt as of December 31, 2019 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2020	$—
2021	—
2022	1,000.0
2023	—
2024	3,624.5
Thereafter	6,204.8
Total	$10,829.3

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

The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Incremental Share Factors and Maximum Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2019
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt (1)	10.4213	$95.96	5.2106	14.8503
2015 Senior Convertible Debt (1)	16.2513	$61.53	8.1256	22.7517
2017 Junior Convertible Debt (1)	10.6074	$94.27	5.3038	14.8503

(1) As of December 31, 2019, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were not convertible. As of December 31, 2019, the holders of the 2015 Senior Convertible Debt have the right to convert their debentures between January 1, 2020 and March 31, 2020 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended December 31, 2019. If a holder of 2015 Senior Convertible Debt converted their debentures on October 1, 2019, the adjusted Conversion Rate would be increased to 18.9958 to include an additional maximum incremental share rate per the terms of the indenture. As of December 31, 2019, the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt had a value if converted above par of $283.5 million, $1.82 billion and $114.1 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Debt issuance amortization	$3.3	$3.6	$9.9	$9.4
Debt discount amortization	0.7	0.7	2.1	1.5
Interest expense	64.1	84.2	217.7	210.1
Total interest expense on Senior Secured Indebtedness	68.1	88.5	229.7	221.0
Debt issuance amortization	1.0	0.9	2.9	2.7
Debt discount amortization	30.0	28.3	88.8	83.7
Coupon interest expense	19.3	19.3	57.9	57.8
Total interest expense on Convertible Debt	50.3	48.5	149.6	144.2
Other interest expense	1.3	0.6	2.6	1.5
Total interest expense	$119.7	$137.6	$381.9	$366.7

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.1 years, 5.1 years, and 17.1 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively.

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

In May 2018, the Company borrowed $3.0 billion aggregate principal amount of loans under the Term Loan Facility ("Term Loans"). In connection with such borrowings, the Company incurred issuance costs of $34.7 million which will be amortized using the effective interest method over the term of the debt. The Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Microsemi acquisition effective date, equal to 0.25% of the aggregate original principal amount of the Term Loans. In addition, the Credit Agreement requires mandatory prepayments of the Term Loans from the incurrence of debt not otherwise permitted to be incurred under the Credit Agreement, certain asset sales and certain excess cash flow. Mandatory prepayments with excess cash flow (as defined in the Credit Agreement) are required to be made beginning with the Company’s fiscal year ending March 31, 2020 in an amount equal to 50%, 25% or 0% of the excess cash flow for such fiscal year, depending on the Company’s senior leverage ratio. The Company may prepay the Term Loans at any time without premium or penalty. Term Loans repaid or prepaid may not be reborrowed. The Company voluntarily prepaid $188.0 million of principal under the Term Loan Facility in the nine months ended December 31, 2019, which resulted in a loss on settlement of debt of approximately $1.9 million consisting of unamortized financing fees. During fiscal 2019, the Company voluntarily prepaid $1.09 billion of principal under the Term Loan Facility of which $500.0 million was from funds borrowed under its Revolving Credit Facility, and such transactions resulted in a loss on settlement of debt of approximately $11.5 million consisting of unamortized financing fees.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. At December 31, 2019, the Company was in compliance with these financial covenants.

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

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues. Following the dismissal of the Federal Derivative Litigation, on October 1, 2019, the court granted the parties' joint request for a temporary stay. On January 30, 2020, the court lifted the temporary stay. An amended complaint is due to be filed by February 28, 2020.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against the Company, Steve Sanghi, Eric Bjornholt, Ganesh Moorthy and Mitch Little asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200 ("UCL"). Among other things, the plaintiffs in this matter allege that statements the Microchip executives made about excess shipments of products by Microsemi into the distribution channel were defamatory and that Microchip executives, including Mr. Sanghi, made false statements about Microsemi's shipments of products into the distribution channel, about certain Microsemi business practices and about the relative strength of the financial results of Microchip and Microsemi for the June 2018 quarter. On November 8, 2018, defendants removed the action to the United States District Court for the Central District of California, Case No. 18-cv-02000-JLS. Defendants moved to dismiss, and, following the Court's ruling, Plaintiffs filed an amended complaint that dropped the trade libel and UCL claims. The plaintiffs are seeking compensatory damages in excess of $100 million, punitive damages in excess of $300 million, as well as injunctive relief, and attorneys' fees and costs. Discovery has begun, and the Court has set a Final Pretrial Conference date of June 19, 2020.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:
Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $204 million. The Company's Atmel subsidiaries intend to defend this action vigorously.
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
The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2019, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.
The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $166.8 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2019, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

Note 14. Derivative Instruments

Freestanding Derivative Forward Contracts

The Company has international operations and is thus subject to foreign currency rate fluctuations.  Approximately 99% of the Company's sales are U.S. Dollar denominated. However, a significant amount of the Company's expenses and liabilities are denominated in foreign currencies and subject to foreign currency rate fluctuations.  To help manage the risk of changes in foreign currency rates, the Company periodically enters into derivative contracts comprised of foreign currency forward contracts to hedge its asset and liability foreign currency exposure and a portion of its foreign currency operating expenses. Foreign exchange rate fluctuations after the effects of hedging activity resulted in net losses of $2.6 million and $2.9 million for the three and nine months ended December 31, 2019, respectively, compared to net losses of $1.9 million and $6.3 million for the three and nine months ended December 31, 2018, respectively. The Company had no foreign currency forward contracts outstanding as of December 31, 2019 and March 31, 2019. The Company recognized an immaterial amount of net losses and gains on foreign currency forward contracts in each of the three and nine months ended December 31, 2019 and 2018. Gains and losses from changes in the fair value of these foreign currency forward contracts and foreign currency exchange rate fluctuations are credited or charged to other loss, net. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss (AOCI), net of tax, for the nine months ended December 31, 2019 (in millions):

	Unrealized holding gains (losses) available-for-sale debt securities	Defined benefit pension plans	Foreign Currency	Total
Accumulated other comprehensive income (loss) at March 31, 2019	$0.2	$(6.2)	$(14.7)	$(20.7)
Impact of change in accounting principle	(0.2)	(1.1)	—	(1.3)
Opening Balance as of April 1, 2019	—	(7.3)	(14.7)	(22.0)
Other comprehensive income (loss) before reclassifications	—	0.1	(0.7)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	—	0.6
Net other comprehensive income (loss)	—	0.7	(0.7)	—
Accumulated other comprehensive loss at December 31, 2019	$—	$(6.6)	$(15.4)	$(22.0)

The table below details where reclassifications of realized transactions out of AOCI are recorded on the condensed consolidated statements of income (in millions):

		Three Months Ended		Nine Months Ended
		December 31,		December 31,
Description of AOCI Component	Related Statements of Income Line	2019	2018	2019	2018
Unrealized losses on available-for-sale debt securities	Other loss, net	$—	$—	$—	$(5.6)
Amortization of actuarial loss	Other loss, net	(0.2)	(0.3)	(0.6)	(0.8)
Reclassification of realized transactions, net of taxes	Net income	$(0.2)	$(0.3)	$(0.6)	$(6.4)

Note 16. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of sales (1)	$5.7	$3.4	$15.8	$10.9
Research and development	21.2	19.4	63.0	53.2
Selling, general and administrative	16.6	16.6	50.7	46.1
Special charges (income) and other, net	—	0.2	—	17.3
Pre-tax effect of share-based compensation	43.5	39.6	129.5	127.5
Income tax benefit	9.2	8.2	28.2	27.3
Net income effect of share-based compensation	$34.3	$31.4	$101.3	$100.2

(1) During the three and nine months ended December 31, 2019, $5.1 million and $15.4 million, respectively, of share-based compensation expense was capitalized to inventory, and $5.7 million and $15.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2018, $4.7 million and $12.6 million, respectively, of share-based compensation expense was capitalized to inventory and $3.4 million and $10.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

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

Note 17. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$311.1	$49.2	$470.7	$181.2
Basic weighted average common shares outstanding	239.2	236.7	238.5	235.9
Dilutive effect of stock options and RSUs	3.4	3.3	3.5	3.8
Dilutive effect of 2015 Senior Convertible Debt	15.2	4.6	13.6	9.8
Dilutive effect of 2017 Senior Convertible Debt	0.3	—	0.1	—
Dilutive effect of 2017 Junior Convertible Debt	0.2	—	0.1	—
Diluted weighted average common shares outstanding	258.3	244.6	255.8	249.5
Basic net income per common share	$1.30	$0.21	$1.97	$0.77
Diluted net income per common share	$1.20	$0.20	$1.84	$0.73

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three and nine months ended December 31, 2019 and 2018.

Diluted weighted average common shares outstanding for the three and nine months ended December 31, 2019 includes 15.2 million shares and 13.6 million shares, respectively, compared to 4.6 million shares and 9.8 million shares, respectively, for the three and nine months ended December 31, 2018 issuable upon the exchange of the Company's 2015 Senior Convertible Debt. Diluted weighted average common shares outstanding for the three and nine months ended December 31, 2019 includes 0.3 million shares and 0.1 million shares, respectively, issuable upon the exchange of the Company's 2017 Senior Convertible Debt. Diluted weighted average common shares outstanding for the three and nine months ended December 31, 2019 includes 0.2 million shares and 0.1 million shares, respectively, issuable upon the exchange of the Company's 2017 Junior Convertible Debt. There were no shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt or the Company's 2017 Junior Convertible Debt for the three and nine months ended December 31, 2018. The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company intends to settle the principal amount of the debentures in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (See Note 12 for details on the convertible debt):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
2015 Senior Convertible Debt	$61.67	$62.72	$61.92	$63.00
2017 Senior Convertible Debt	$96.16	$97.81	$96.56	$98.25
2017 Junior Convertible Debt	$94.48	$96.10	$94.87	$96.53

Note 18. Stock Repurchase Activity

In January 2016, the Company's Board of Directors authorized an increase to the existing share repurchase program to 15.0 million shares of common stock. There were no repurchases of common stock during the three and nine months ended December 31, 2019. There is no expiration date associated with this repurchase program. As of December 31, 2019, approximately 13.7 million shares remained as treasury shares with the balance of the shares being used to fund share issuance requirements under the Company's equity incentive plans.

Note 19.     Dividends

A quarterly cash dividend of $0.3665 per share was paid on December 5, 2019 in the aggregate amount of $87.7 million.  A quarterly cash dividend of $0.3670 per share was declared on February 4, 2020 and will be paid on March 6, 2020 to stockholders of record as of February 21, 2020. The Company expects the March 2020 payment of its quarterly cash dividend to be approximately $88.0 million.

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

•
Our expectation that our March 2020 days of inventory levels will be flat to down 14 days compared to the December 2019 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•
The cost savings from re-purposing the 6-inch wafer fabrication facility in Colorado for the manufacture of discrete and specialty products in addition to a lower volume of a diversified set of standard products and transferring the manufacture of certain higher volume products to other facilities;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our Results of Operations for the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018.  We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources," and "Off-Balance Sheet Arrangements."

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

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized 8-bit, 16-

bit, and 32-bit microcontrollers, 32-bit microprocessors, field-programmable gate array (FPGA) products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and MOSFETS, radio frequency (RF), timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial Electrically Erasable Programmable Read Only Memory (EEPROM), Serial Flash memories, Parallel Flash memories, Serial Electrically Erasable Random Access Memory (EERAM) and Serial Static Random Access Memory (SRAM). We also license Flash-IP solutions that are incorporated in a broad range of products.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, radio frequency (RF) and analog products that require embedded non-volatile memory.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, income taxes, senior and junior subordinated convertible debt and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis. For further information, refer to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2020.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.0	43.3	38.5	47.5
Gross profit	61.0	56.7	61.5	52.5

Research and development	16.9	15.8	16.6	15.2
Selling, general and administrative	13.3	12.7	12.9	12.8
Amortization of acquired intangible assets	19.3	14.1	18.9	12.4
Special charges (income) and other, net	1.3	(0.1)	0.8	1.4
Operating income	10.2%	14.2%	12.3%	10.7%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2019	2018	% Change	2019	2018	% Change
Net sales	$1,287.4	$1,374.7	(6.4)%	$3,947.8	$4,019.7	(1.8)%

The decreases in net sales in the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018 were primarily due to adverse demand fluctuations in the markets we serve, which were negatively impacted by general economic conditions, trade restrictions and adverse changes in tariffs. In the nine months ended December 31, 2019, these adverse conditions negatively affected consolidated net sales by approximately 7% compared to the same period in the prior year. This decrease was partially offset by the timing of our acquisition of Microsemi as the nine months ended December 31, 2019 included three full quarters of Microsemi net sales compared to seven months of Microsemi net sales in the nine months ended December 31, 2018, which accounted for an increase of approximately 5% in our net sales over such periods.

We sell a large number of products to a large and diverse customer base and, excluding the impact of our Microsemi acquisition, there was not any product, customer or market that accounted for a material portion of the change. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products did not change significantly during the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018.

Key factors impacting the amount of net sales during the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018 include:

•	our acquisition of Microsemi, which closed on May 29, 2018;

•	global economic conditions in the markets we serve;

•	trade restrictions and adverse changes in tariffs;

•	semiconductor industry conditions;

•	our new product offerings that have increased our served available market;

•	customers' increasing needs for the flexibility offered by our programmable solutions;

•	inventory holding patterns of our customers, including distributors; and

•	increasing semiconductor content in our customers' products.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019	%	2018	%	2019	%	2018	%
Microcontrollers	$685.8	53.3	$716.9	52.2	$2,091.8	53.0	$2,218.0	55.2
Analog, interface, mixed signal and timing products	363.3	28.2	396.6	28.8	1,143.6	29.0	1,147.7	28.6
Field-programmable gate array products	92.6	7.2	97.7	7.1	276.8	7.0	206.4	5.1
Licensing, memory and other	145.7	11.3	163.5	11.9	435.6	11.0	447.6	11.1
Total net sales	$1,287.4	100.0	$1,374.7	100.0	$3,947.8	100.0	$4,019.7	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 53.3% and 53.0% of our net sales for the three and nine months ended December 31, 2019, respectively, compared to approximately 52.2% and 55.2% of our net sales for the three and nine months ended December 31, 2018, respectively.

Net sales of our microcontroller products decreased 4.3% and 5.7% in the three and nine months ended December 31, 2019, respectively, compared to the three and nine months ended December 31, 2018. These sales decreases were due primarily to adverse demand fluctuations in the markets we serve, partially offset by our acquisition of Microsemi.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 28.2% and 29.0% of our net sales for the three and nine months ended December 31, 2019, respectively, compared to approximately 28.8% and 28.6% of our net sales for the three and nine months ended December 31, 2018, respectively.

Net sales of our analog, interface, mixed signal and timing products decreased 8.4% in the three months ended December 31, 2019 and 0.4% in the nine months ended December 31, 2019, respectively, compared to the three and nine months ended December 31, 2018. The sales decreases were due primarily to adverse demand conditions in the markets we serve, partially offset by our acquisition of Microsemi.

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

Field-Programmable Gate Array (FPGA) Products

Our FPGA product line was primarily acquired as part of our acquisition of Microsemi on May 29, 2018. Sales of our FPGA products accounted for approximately 7.2% and 7.0% of our net sales for the three and nine months ended December 31, 2019, respectively, compared to approximately 7.1% and 5.1% of our net sales for the three and nine months ended December 31, 2018, respectively.

Net sales of our FPGA products decreased 5.2% in the three months ended December 31, 2019 and increased 34.1% in the nine months ended December 31, 2019, respectively, compared to the three and nine months ended December 31, 2018. The decrease for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 is due primarily to adverse demand conditions in the markets we serve. The increase for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 is due primarily to our acquisition of Microsemi, partially offset by adverse demand conditions in the markets we serve.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and they are frequently designed into long-lived end applications.

Licensing, Memory and Other

Licensing, memory and other (LMO) includes royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 11.3% and 11.0% of our net sales for the three and nine months ended December 31, 2019, respectively, compared to approximately 11.9% and 11.1% of our net sales for the three and nine months ended December 31, 2018, respectively.

Net sales related to these services and products decreased 10.9% in the three months ended December 31, 2019 and 2.7% in the nine months ended December 31, 2019, respectively, compared to the three and nine months ended December 31, 2018. LMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 49.6% and 49.9% of our net sales in the three and nine months ended December 31, 2019, respectively, and approximately 49.9% and 50.9% of our net sales in the three and nine months ended December 31, 2018, respectively. With the exception of Arrow Electronics, our largest distributor, which represented 10% and 11% of our net sales in the three and nine months ended December 31, 2019, no other distributor or end customer accounted for more than 10% of our net sales in the three and nine months ended December 31, 2019. In the three and nine months ended December 31, 2018, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2019, our distributors maintained 28 days of inventory of our products compared to 35 days at March 31, 2019.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019	%	2018	%	2019	%	2018	%
Americas	$309.8	24.1	$346.7	25.2	$1,011.1	25.6	$967.9	24.1
Europe	276.2	21.5	285.1	20.7	870.3	22.0	903.3	22.5
Asia	701.4	54.4	742.9	54.1	2,066.4	52.4	2,148.5	53.4
Total net sales	$1,287.4	100.0	$1,374.7	100.0	$3,947.8	100.0	$4,019.7	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 79% of our total net sales in each of the three and nine months ended December 31, 2019 compared to approximately 80% and 81% of our total net sales in the three and nine months ended December 31, 2018, respectively. Substantially all of our foreign sales are U.S. dollar denominated.  Sales to customers in Asia have generally increased over time due to many of our customers transitioning their manufacturing operations to Asia and growth in demand from the emerging Asian market; however, sales to Asia as a percentage of our total net sales decreased in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 due to our acquisition of Microsemi, whose sales to customers in Asia accounted for a smaller portion of their total net sales than Microchip's historical business. Sales to customers in the Americas increased as a percentage of total sales in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 due to our acquisition of Microsemi, which had more concentration in the aerospace and defense industry in the Americas. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2019 was $785.5 million, or 61.0% of net sales, compared to $779.6 million, or 56.7% of net sales, in the three months ended December 31, 2018. Our gross profit in the nine months ended December 31, 2019 was $2,428.2 million, or 61.5% of net sales, compared to $2,110.9 million, or 52.5% of net sales, in the nine months ended December 31, 2018.

The most significant factors affecting our gross profit percentage in the periods covered by this Form 10-Q were:

•
charges of approximately $86.0 million and $375.7 million, respectively, in the three and nine months ended December 31, 2018 related to the recognition of acquired inventory at fair value as a result of our acquisition of Microsemi which increased the value of our acquired inventory and subsequently increased our cost of sales and reduced our gross margins when the related revenue was recognized;

•	unabsorbed capacity charges of $17.1 million and $33.3 million due to operating at below normal capacity in the three and nine months ended December 31, 2019, respectively;

•	unabsorbed capacity charges of $6.9 million and $9.1 million due to operating at below normal capacity in the three and nine months ended December 31, 2018, respectively; and

•	fluctuations in the product mix of our net sales.

Other factors that impacted our gross profit percentage in the periods covered by this Form 10-Q include:

•	continual cost reductions in wafer fabrication and assembly and test manufacturing, such as new manufacturing technologies and more efficient manufacturing techniques; and

•	economic market conditions.

We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.  When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and nine months ended December 31, 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $17.1 million and $33.3 million, respectively. During three and nine months ended December 31, 2018, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $6.9 million and $9.1 million, respectively.

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

Our overall inventory levels were $708.8 million at December 31, 2019, compared to $711.7 million at March 31, 2019. We maintained 129 days of inventory on our balance sheet at December 31, 2019 compared to 128 days of inventory at March 31, 2019. We expect our days of inventory levels in the March 2020 quarter to be flat to down 14 days compared to the December 2019 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

In the three months ended December 31, 2019, we began to reduce the clean room footprint in our 6-inch wafer fabrication facility in Colorado and transfer certain higher volume products to our 8-inch wafer fabrication facilities in Arizona and Oregon. The 6-inch wafer fabrication facility in Colorado will be re-purposed to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. We anticipate that these actions will result in significant cost savings over the next several years. In the three months ended December 31, 2019, we incurred $11.7 million in costs associated with these actions, which have been recorded within the special (income) charges and other, net line item in our statements of income.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 45% of our assembly requirements were performed in our internal assembly facilities in each of the three and nine months ended December 31, 2019 compared to approximately 38% and 37% during the three and nine months ended December 31, 2018, respectively.  Approximately 54% of our test requirements were performed in our internal test facilities during each of the three and nine months ended December 31, 2019 compared to approximately 49% and 48% during the three and nine months ended December 31, 2018, respectively.  The increases in the percentage of assembly and test operations that were performed internally in the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of the three and nine months ended December 31, 2019 compared to approximately 60% and 56% during the three and nine months ended December 31, 2018, respectively. The increases were primarily due to our acquisition of Microsemi, which outsources the majority of its wafer fabrication requirements. The timing of the acquisition, which occurred on May 29, 2018, also contributed to the increase as the nine months ended December 31, 2019 included a full nine months of Microsemi activity compared to seven months in the nine months ended December 31, 2018.

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

Research and Development (R&D)

R&D expenses for the three months ended December 31, 2019 were $217.1 million, or 16.9% of net sales, compared to $217.7 million, or 15.8% of net sales, for the three months ended December 31, 2018. R&D expenses for the nine months ended December 31, 2019 were $656.0 million, or 16.6% of net sales, compared to $611.6 million, or 15.2% of net sales, for the nine months ended December 31, 2018. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $0.6 million, or 0.3%, for the three months ended December 31, 2019 over the same period last year.  R&D expenses increased $44.4 million, or 7.3%, for the nine months ended December 31, 2019 over the same period last year. The primary reason for the increase in R&D costs in the nine months ended December 31, 2019 compared to the same period last year was additional costs from our acquisition of Microsemi.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2019 were $170.7 million, or 13.3% of net sales, compared to $174.8 million, or 12.7% of net sales, for the three months ended December 31, 2018. Selling, general and administrative expenses for the nine months ended December 31, 2019 were $510.9 million, or 12.9% of net sales, compared to $515.5 million, or 12.8% of net sales, for the nine months ended December 31, 2018.  Our goal is to continue to be more efficient with our operating expenses as our revenue increases. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work in sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $4.1 million, or 2.3%, for the three months ended December 31, 2019 over the same period last year.  Selling, general and administrative expenses decreased $4.6 million, or 0.9%, for the nine months ended December 31, 2019 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses were reductions in personnel and associated costs in connection with synergies realized from our Microsemi acquisition, partially offset by remediation costs related to the network compromise discussed in Item 4 of this Form 10-Q.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2019 was $248.7 million and $745.4 million, respectively, compared to $193.7 million and $497.2 million for the three and nine months ended December 31, 2018, respectively. The primary reason for the increases in acquired intangible asset amortization was increased amortization from our acquisition of Microsemi partially offset by decreased amortization of intangible assets from our prior acquisitions.

Special (Income) Charges and Other, Net

During the three and nine months ended December 31, 2019, we incurred special charges and other, net of $17.8 million and $29.5 million, respectively. During the three months ended December 31, 2018, we earned special income and other, net of $1.3 million. During the nine months ended December 31, 2018, we incurred special charges and other, net of $57.0 million. The costs incurred during the three months ended December 31, 2019 were primarily related to restructuring of our wafer fabrication operations. Other restructuring expenses incurred during the nine months ended December 31, 2019 and December 31, 2018 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2019 was $0.6 million and $2.3 million, respectively, compared to $0.7 million and $7.3 million, respectively, for the three and nine months ended December 31, 2018. The primary reason for the decrease in interest income in the nine months ended December 31, 2019 compared to the same period last year was lower invested cash balances. During the quarter ended June 30, 2018, we used a substantial portion of our cash to help finance the purchase price of our acquisition of Microsemi.

Interest expense in the three and nine months ended December 31, 2019 was $119.7 million and $381.9 million, respectively, compared to $137.6 million and $366.7 million, respectively, for the three and nine months ended December 31, 2018. The primary reason for the decrease in interest expense in the three months ended December 31, 2019 compared to the same period last year relates to the cumulative pay down of $1.99 billion of our debt. The primary reason for the increase in interest expense in the nine months ended December 31, 2019 compared to the same period last year relates to our additional borrowings to help finance our acquisition of Microsemi.

During the nine months ended December 31, 2019, we recognized losses of $2.0 million in connection with the amendment to our Revolving Credit Facility and the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility. During the three and nine months ended December 31, 2018, we recognized losses of $0.2 million and $4.3 million, respectively, with early pay downs of a portion of the outstanding balance on our Term Loan Facility and our Revolving Credit Facility.

Other loss, net in the three and nine months ended December 31, 2019 was $1.5 million and $0.2 million, respectively. Other loss, net in the three and nine months ended December 31, 2018 was $2.5 million and $12.4 million, respectively. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

We account for incomes taxes in accordance with ASC 740. Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our effective tax rates for the nine months ended December 31, 2019 and December 31, 2018 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the three and nine months ended December 31, 2018 was approximately 22% and our domestic statutory tax rate for fiscal 2019 was approximately 22%. Our non-U.S. blended statutory tax rates for the three and nine months ended December 31, 2018 and fiscal 2019 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses. Our effective tax rate for the nine months ended December 31, 2019 includes a $337.0 million tax benefit related to the intra-group transfer of certain intellectual property rights, which reduced our effective tax rate for the nine months ended December 31, 2019 by 322.2%.

Our foreign tax rate differential benefit primarily relates to our operations in Thailand, Malta and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate. As of December 2019, Microsemi's tax holiday in Malaysia expired, and going forward we will be subject to income tax in Malaysia at the 24% statutory tax rate, which we do not expect to have a material impact on our financial statements.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 0% to 5% tax rate.

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

Liquidity and Capital Resources

We had $402.3 million in cash, cash equivalents and short-term investments at December 31, 2019, a decrease of $28.6 million from the March 31, 2019 balance.

Net cash provided by operating activities was $1.17 billion in the nine months ended December 31, 2019 compared to $1.27 billion in the nine months ended December 31, 2018. The decrease in net cash provided by operating activities in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was primarily due to lower net sales partially offset by increased operating cash flows resulting from synergies realized from our process efficiencies and restructuring efforts related to our acquisition of Microsemi as well as efforts focused on working capital management.

Net cash used in investing activities was $97.7 million in the nine months ended December 31, 2019 compared to $6.77 billion in the nine months ended December 31, 2018.  During the nine months ended December 31, 2019, net investing activities primarily related to capital purchases and investments in other assets. In the nine months ended December 31, 2018, investing cash flows included net cash and cash equivalents used to finance our acquisition of Microsemi of $7.85 billion net of $340.0 million of cash and cash equivalents acquired, offset by net cash inflows of $1.28 billion due to the sale of available-for-sale debt securities to fund our acquisition of Microsemi, and capital expenditures of $188.8 million.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2019 were $55.7 million compared to $188.8 million in the nine months ended December 31, 2018.  Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings.  We currently intend to spend between $100 million and $120 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $1.11 billion in the nine months ended December 31, 2019 compared to net cash provided by financing activities of $5.03 billion in the nine months ended December 31, 2018. The cash flows provided by financing activities during the nine months ended December 31, 2018, were favorably impacted by net proceeds from amounts borrowed to fund our acquisition of Microsemi. Significant transactions affecting our net financing cash flows include:

•
in the first nine months of fiscal 2019, proceeds of $3.0 billion from term loans made under the Term Loan Facility, net proceeds of $3.73 billion from borrowings under our Revolving Credit Facility, net proceeds of $1.99 billion from the issuance of our Senior Secured Notes and $2.06 billion of cash used to repay Microsemi's existing debt,

•
in the first nine months of fiscal 2019, $1.27 billion of cash was used to pay down principal on the Term Loan Facility and the Credit Facility, net of amounts borrowed under the Credit Facility, respectively, compared to $830.0 million of cash used to pay down principal on the Term Loan Facility and the Credit Facility, net of amounts borrowed under the Credit Facility, in the first nine months of fiscal 2020, and

•	cash dividends paid to our stockholders of $262.1 million and $257.8 million during the nine months ended December 31, 2019 and 2018, respectively.

On May 29, 2018, we completed the acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. We paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards for our common stock, was approximately $8.24 billion. In addition to the consideration transferred, we recognized $3.23 billion in liabilities in our consolidated financial statements of Microsemi consisting of debt, taxes payable and deferred, pension obligations, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. We financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion of loans under our Revolving Credit Facility, $3.00 billion under the Term Loan Facility, and $2.00 billion in newly issued senior secured notes. We incurred $22.0 million in acquisition costs related to the acquisition. During the nine months ended December 31, 2019, we voluntarily prepaid $188.0 million of principal under the Term Loan Facility. During fiscal 2019, we voluntarily prepaid $1.09 billion of principal under the Term Loan Facility, of which $500.0 million was from funds borrowed under our Revolving Credit Facility. At December 31, 2019, we had $1.72 billion of outstanding borrowings under our Term Loan Facility compared to $1.91 billion at March 31, 2019.

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

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit. The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.57 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At December 31, 2019, we had $2.62 billion of outstanding borrowings under the Revolving Credit Facility compared to $3.27 billion at March 31, 2019. See Note 12 of the notes to our condensed consolidated financial statements for more information regarding our Credit Agreement.

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
We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2019, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the nine months ended December 31, 2019. As of December 31, 2019, we held approximately 13.7 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly dividend of $0.3665 per share was paid on December 5, 2019 in the aggregate amount of $87.7 million. A quarterly dividend of $0.3670 per share was declared on February 4, 2020 and will be paid on March 6, 2020 to stockholders of record as of February 21, 2020. We expect the aggregate cash dividend for March 2020 to be approximately $88.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of December 31, 2019, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements. Prior to the first quarter of fiscal 2020, we did not record any liability in connection with various operating leases for buildings and equipment entered into in the ordinary course of business. We recorded the associated lease obligations as a liability when we adopted the provisions of the Accounting Standard Update 2016-02-Leases, which was effective April 1, 2019. Refer to Note 2 and Note 9 to our condensed consolidated financial statements for additional information regarding the adoption of this accounting standard.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, our long-term debt totaled $10.83 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.48 billion as of December 31, 2019. We do have interest rate exposure with respect to the $4.35 billion balance of our variable interest rate debt outstanding as of December 31, 2019. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $21.7 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2020.

In connection with the identified material weaknesses related to accounting for income taxes and to IT system access, we have taken steps to remediate the material weaknesses as described above. However, other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended December 31, 2019, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 13 to our condensed consolidated financial statements for information regarding legal proceedings.

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

•
disruptions in our business, our supply chain or our customers' businesses due to cybersecurity incidents, terrorist activity, armed conflict, war, worldwide oil prices and supply, public health concerns (including viral outbreaks such as the coronavirus), fires, natural disasters or disruptions in the transportation system;

•	our ability to ramp our factory capacity to meet customer demand;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Tax Cuts and Jobs Act of 2017 (the "Act");

•	new accounting pronouncements or changes in existing accounting standards and practices;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials, supplies and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter, including the impact of product lead times;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of other significant acquisitions by us or our competitors;

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	costs and outcomes of any current or future tax audits or any litigation, investigation or claims involving intellectual property, our Microsemi acquisition, customers or other issues;

•	fluctuations in commodity or energy prices; and

•	property damage or other losses, whether or not covered by insurance.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. On May 29, 2018, we completed our acquisition of Microsemi, which was our largest and most complex acquisition ever. In addition, in April 2016, we completed our acquisition of Atmel; and in August 2015, we completed our acquisition of Micrel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 13 to our condensed consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

As of December 31, 2019, the principal amount of our outstanding indebtedness was $10.83 billion. In connection with our acquisition of Microsemi, we incurred debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our term loan facility, and $2.00 billion in senior secured notes. At December 31, 2019, we had $2.62 billion in outstanding borrowings under our revolving line of credit which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At December 31, 2019, we had $1.72 billion of outstanding borrowings under our term loan facility. At December 31, 2019, we had $4.48 billion of outstanding principal related to our convertible debt consisting of $2.76 billion of aggregate principal value issued in 2017 and $1.72 billion of principal value issued in 2015.

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

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. Also, the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, the U.S. government has recently increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the nine months ended December 31, 2019. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending March 31, 2020 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for equipment which we need for capacity expansion at certain of our manufacturing facilities. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2020, approximately 61% of our net sales came from products that were produced at outside wafer foundries compared to 57% of our net sales in fiscal 2019. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2020, approximately 55% of our assembly requirements and 46% of our test requirements were performed by third party contractors compared to approximately 62% of our assembly requirements and 51% of our test requirements during fiscal 2019. Our reliance on third party contractors and foundries increased as a result of our acquisitions of Microsemi, Atmel, Micrel and other companies. The disruption or termination of any of our contractors could harm our business and operating results.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. During the three and nine months ended December 31, 2019, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $17.1 million and $33.3 million, respectively. In certain periods in fiscal 2019, we operated at below normal capacity levels resulting in an unabsorbed capacity charge of $16.2 million.

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

Sales to distributors accounted for approximately 50% of our net sales in the first nine months of fiscal 2020 and approximately 51% of our net sales in fiscal 2019. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors or customers may be disrupted for reasons beyond our control. These reasons may include work stoppages, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, public health issues (including viral outbreaks such as the coronavirus), telecommunications, transportation or other infrastructure failure, radioactive contamination, fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that our actions will be effective to avoid a significant impact on our business in the event of a disaster or other business interruption.

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

The U.S. and other countries have levied tariffs and taxes on certain goods and implemented trade restrictions on materials and products. Trade tensions between the U.S. and China escalated in 2018 and 2019, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. goods. Some of our products were affected and are continuing to be affected by the increased tariffs. Higher duties on existing tariffs and further rounds of tariffs have been recently announced or threatened by the U.S. and Chinese administrations. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the first, second and third quarters of fiscal 2020. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending March 31, 2020 or future periods. Increased tariffs on our customers' products could impact their sales of their products, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Additionally, the Japan-South Korea trade dispute could put pressures on our Japanese and South Korean customers, and the ongoing uncertainty regarding Brexit and its implications could also result in lower demand for our products.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2020, approximately 79% of our net sales were made to foreign customers, including 21% in China, 15% in Taiwan and 10% in Germany. During fiscal 2019, approximately 80% of our net sales were made to foreign customers, including 22% in China and 13% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. The market for integrated circuit products in China is highly competitive, and both international and domestic competitors are aggressively seeking to increase their market share. Increased competition or economic weakness in the China market has recently made it more difficult for us to achieve our desired sales volumes in China. In particular, the trade relationship between the U.S. and China has worsened, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. The U.S. government has increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government has increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2019 and the first, second and third quarters of fiscal 2020. The recent additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending March 31, 2020 or future periods. Additionally, tariffs on our customers' products could impact their sales of such end products, resulting in lower demand for our products. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our customers.

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

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability;

•	trade restrictions and changes in tariffs;

•	potentially adverse tax consequences;

•	economic uncertainty in the worldwide markets served by us;

•	import and export license requirements and restrictions;

•	changes in rules and laws related to taxes, environmental, health and safety, technical standards and consumer protection in various jurisdictions;

•	currency fluctuations and foreign exchange regulations;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions due to cybersecurity incidents;

•	disruptions in international transport or delivery;

•	public health conditions (including viral outbreaks such as the coronavirus); and

•	difficulties in collecting receivables and longer payment cycles.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 120,000 customers and our ten largest direct customers made up approximately 12% of our total revenue for the nine months ended December 31, 2019 and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits.

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

A significant portion of the sales of Microsemi (which we acquired in May 2018) are from or are derived from government agencies or customers whose principal sales are to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales to U.S. government agencies or their prime customers are also subject to uncertain government appropriations and national defense policies and priorities, including the constraints of the budgetary process, changes in the timing and potential spending priorities and the impact of any past or future government shutdowns, contract terminations or renegotiations, or future sequestrations.  Such sales are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

In the past, Microsemi has experienced delays and reductions in appropriations on programs that included its products. For example, there were federal government shutdowns from January 20, 2018 to January 23, 2018 and from December 22, 2018 through January 25, 2019. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If the U.S. government fails to complete its annual budget process or to provide for a continuing resolution to fund government operations, another federal government shutdown may occur, during which time we may experience further delays and reductions in appropriations or reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification), may adversely impact the contracting environment and our operating results.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2019, we had goodwill of $6.66 billion and net intangible assets of $5.94 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2020 or fiscal 2019.  In the nine months ended December 31, 2019, we recognized $0.5 million of intangible asset impairment charges. In fiscal 2019, we recognized $3.1 million of intangible asset impairment charges. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

Our foreign pension plans are unfunded, and any requirement to fund these plans in the future could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed defined benefit pension plans that cover certain of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The projected benefit obligation totaled $73.5 million at December 31, 2019. Most of these plans are unfunded in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1.3 million in fiscal 2020 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares of our common stock in the three months ended December 31, 2019.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated Bylaws of Registrant, as amended through May 21, 2019	8-K	000-21184	3.1	5/24/2019
10.1*	2004 Equity Incentive Plan as Amended and Restated November 12, 2019					X
10.2	Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	1/7/2020
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 4, 2020	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)