Form 10-Q
period 2020-06-30
MICROCHIP TECHNOLOGY INC
filed 2020-08-04
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered		July 29, 2020
Common Stock, $0.001 par value	MCHP	NASDAQ	Stock Market LLC	252,451,515 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2020	2020
Cash and cash equivalents	$378.2	$401.0
Short-term investments	2.0	2.0
Accounts receivable, net	894.3	934.0
Inventories	657.2	685.7
Other current assets	203.3	194.5
Total current assets	2,135.0	2,217.2
Property, plant and equipment, net	844.0	876.1
Goodwill	6,664.8	6,664.8
Intangible assets, net	5,486.8	5,702.3
Long-term deferred tax assets	1,639.1	1,748.5
Other assets	258.4	217.2
Total assets	$17,028.1	$17,426.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$211.1	$246.8
Accrued liabilities	778.4	781.8
Current portion of long-term debt	1,596.3	608.8
Total current liabilities	2,585.8	1,637.4
Long-term debt	7,730.0	8,873.4
Long-term income tax payable	681.1	668.4
Long-term deferred tax liability	112.3	318.5
Other long-term liabilities	417.6	342.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 265,047,572 shares issued and 252,450,046 shares outstanding at June 30, 2020; 258,391,231 shares issued and 245,325,643 shares outstanding at March 31, 2020	0.3	0.2
Additional paid-in capital	2,542.3	2,675.1
Common stock held in treasury: 12,597,526 shares at June 30, 2020; 13,065,588 shares at March 31, 2020	(485.8)	(500.6)
Accumulated other comprehensive loss	(21.1)	(21.6)
Retained earnings	3,465.6	3,432.4
Total stockholders' equity	5,501.3	5,585.5
Total liabilities and stockholders' equity	$17,028.1	$17,426.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,
	2020	2019
Net sales	$1,309.7	$1,322.6
Cost of sales (1)	511.4	507.4
Gross profit	798.3	815.2

Research and development (1)	198.0	219.1
Selling, general and administrative (1)	146.3	167.9
Amortization of acquired intangible assets	235.4	248.5
Special charges and other, net	0.3	8.1
Operating expenses	580.0	643.6

Operating income	218.3	171.6
Other income (expense):
Interest income	0.3	0.7
Interest expense	(99.1)	(132.6)
Loss on settlement of debt	(26.8)	(1.9)
Other (loss) income, net	(3.2)	2.7
Income before income taxes	89.5	40.5
Income tax benefit	(34.1)	(10.2)
Net income	$123.6	$50.7

Basic net income per common share	$0.50	$0.21
Diluted net income per common share	$0.48	$0.20
Dividends declared per common share	$0.3675	$0.3655
Basic common shares outstanding	247.7	237.8
Diluted common shares outstanding	257.8	253.9

(1) Includes share-based compensation expense as follows:
Cost of sales	$6.4	$4.9
Research and development	$20.5	$19.5
Selling, general and administrative	$15.5	$16.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,
	2020	2019
Net income	$123.6	$50.7
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial losses related to defined benefit pension plans, net of tax effect	(0.8)	(0.8)
Reclassification of realized transactions, net of tax effect	0.3	0.2
Change in net foreign currency translation adjustment	1.0	0.3
Other comprehensive income (loss), net of tax effect	0.5	(0.3)
Comprehensive income	$124.1	$50.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$123.6	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292.8	307.1
Deferred income taxes	(49.4)	(16.8)
Share-based compensation expense related to equity incentive plans	42.4	40.7
Loss on settlement of debt	26.8	1.9
Amortization of debt discount	25.3	29.9
Amortization of debt issuance costs	4.8	4.2
Gains on sale of assets	(0.9)	—
Impairment of intangible assets	—	0.5
Gains on available-for-sale investments and marketable equity securities, net	(0.2)	(0.8)
Other non-cash adjustment	0.5	(0.1)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	39.7	(56.2)
Decrease (increase) in inventories	24.9	(20.5)
(Decrease) increase in accounts payable and accrued liabilities	(46.6)	49.7
Change in other assets and liabilities	1.4	14.4
Change in income tax payable	16.7	(24.1)
Net cash provided by operating activities	501.8	380.6
Cash flows from investing activities:
Investments in other assets	(7.6)	(2.6)
Proceeds from sale of assets	0.2	0.2
Capital expenditures	(9.5)	(23.9)
Net cash used in investing activities	(16.9)	(26.3)
Cash flows from financing activities:
Payments on settlement of convertible debt	(1,027.2)	—
Proceeds from issuance of senior notes	2,182.0	—
Repayment of bridge loan facility	(615.0)	—
Repayments of term loan facility	(17.8)	(188.0)
Proceeds from borrowings on revolving loan under credit facility	1,238.0	204.0
Repayments of revolving loan under credit facility	(2,171.9)	(273.5)
Deferred financing costs	(5.2)	—
Payment of cash dividends	(90.4)	(87.1)
Proceeds from sale of common stock	11.0	7.3
Tax payments related to shares withheld for vested restricted stock units	(11.0)	(11.4)
Capital lease payments	(0.2)	(0.2)
Net cash used in financing activities	(507.7)	(348.9)
Net (decrease) increase in cash and cash equivalents	(22.8)	5.4
Cash and cash equivalents, and restricted cash at beginning of period	401.0	428.6
Cash and cash equivalents, and restricted cash at end of period	$378.2	$434.0

Supplemental disclosure of cash flow information
Restricted cash	$—	$38.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	50.7	50.7
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	0.5	7.3	—	—	—	—	7.3
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.4)	—	—	—	—	(11.4)
Treasury stock used for new issuances	(0.4)	(13.8)	(0.4)	13.8	—	—	—
Share-based compensation	—	41.6	—	—	—	—	41.6
Cash dividend	—	—	—	—	—	(87.1)	(87.1)
Balance at June 30, 2019	253.2	$2,703.5	15.2	$(568.4)	$(22.3)	$3,175.5	$5,288.3

Balance at March 31, 2020	258.4	$2,675.3	13.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	123.6	123.6
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	0.6	11.0	—	—	—	—	11.0
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.0)	—	—	—	—	(11.0)
Treasury stock used for new issuances	(0.5)	(14.8)	(0.5)	14.8	—	—	—
Shares issued to settle convertible debt	6.6	651.5	—	—	—	—	651.5
Settlement of convertible debt	—	(810.7)	—	—	—	—	(810.7)
Share-based compensation	—	41.3	—	—	—	—	41.3
Cash dividend	—	—	—	—	—	(90.4)	(90.4)
Balance at June 30, 2020	265.0	$2,542.6	12.6	$(485.8)	$(21.1)	$3,465.6	$5,501.3

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2020, the Company adopted the following Accounting Standards Updates, none of which had a material impact on its consolidated financial statements.

Accounting Standards Updates	Description
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to US GAAP for applying guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2020 (in millions):

	Three Months Ended
	June 30, 2020
	Net Sales	Gross Profit
Semiconductor products	$1,287.8	$776.4
Technology licensing	21.9	21.9
Total	$1,309.7	$798.3

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2019 (in millions):

	Three Months Ended
	June 30, 2019
	Net Sales	Gross Profit
Semiconductor products	$1,304.0	$796.6
Technology licensing	18.6	18.6
Total	$1,322.6	$815.2

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2020	2019
Microcontrollers	$716.4	$708.3
Analog, interface, mixed signal and timing products	370.2	386.4
Field-programmable gate array products	86.8	91.0
Licensing, memory and other	136.3	136.9
Total net sales	$1,309.7	$1,322.6

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the licensing, memory and other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Three Months Ended June 30,
	2020	2019
Distributors	$658.9	$665.1
Direct customers	628.9	638.9
Licensees	21.9	18.6
Total net sales	$1,309.7	$1,322.6

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of OEMs and, to a lesser extent, contract manufacturers. Licensees are customers of the Company's technology licensing segment, which include purchasers of intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash and Smartbits® one time programmable NVM technologies. All of the contract types listed in the table above are included in the Company's semiconductor product segment with the exception of licenses, which is included in the technology licensing segment.

Substantially all of the Company's net sales are recognized from contracts with customers.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2020	2019
Net income	$123.6	$50.7
Basic weighted average common shares outstanding	247.7	237.8
Dilutive effect of stock options and RSUs	2.9	3.7
Dilutive effect of 2015 Senior Convertible Debt	7.2	12.4
Dilutive effect of 2017 Senior Convertible Debt	—	—
Dilutive effect of 2017 Junior Convertible Debt	—	—
Diluted weighted average common shares outstanding	257.8	253.9
Basic net income per common share	$0.50	$0.21
Diluted net income per common share	$0.48	$0.20

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three months ended June 30, 2020 and 2019.

Diluted weighted average common shares outstanding for the three months ended June 30, 2020 and 2019 includes 7.2 million shares and 12.4 million shares, respectively, issuable upon the exchange of the Company's 2015 Senior Convertible Debt (as defined below). There were no shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt (as defined below) or the Company's 2017 Junior Convertible Debt (as defined below). The convertible debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company intends to settle the principal amount of the debentures in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the convertible debt):

	Three Months Ended June 30,
	2020	2019
2015 Senior Convertible Debt	$61.21	$62.18
2017 Senior Convertible Debt	$95.45	$96.96
2017 Junior Convertible Debt	$93.77	$95.26

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				June 30,	March 31,
				2020	2020
Senior Secured Indebtedness
Revolving Credit Facility				$1,454.6	$2,388.5
Term Loan Facility				1,705.7	1,723.5
Bridge Loan Facility				—	615.0
2023 Notes, maturing June 1, 2023 ("4.333% 2023 Notes")	4.333%	4.7%		1,000.0	1,000.0
2021 Notes, maturing June 1, 2021 ("3.922% 2021 Notes")	3.922%	4.5%		1,000.0	1,000.0
2023 Notes, maturing September 1, 2023 ("2.670% 2023 Notes")	2.670%	2.8%		1,000.0	—
Senior Unsecured Indebtedness
2025 Notes, maturing September 1, 2025 ("4.250% 2025 Notes")	4.250%	4.6%		1,200.0	—
Total Senior Indebtedness				7,360.3	6,727.0
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt, maturing February 15, 2027 ("2017 Senior Convertible Debt")	1.625%	6.0%	$1,085.8	1,426.1	2,070.0
2015 Senior Convertible Debt, maturing February 15, 2025 ("2015 Senior Convertible Debt")	1.625%	5.9%	$604.2	726.7	1,110.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt, maturing February 15, 2037 ("2017 Junior Convertible Debt")	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				2,839.1	3,866.3

Gross long-term debt including current maturities				10,199.4	10,593.3
Less: Debt discount (2)				(815.0)	(1,043.2)
Less: Debt issuance costs (3)				(58.1)	(67.9)
Net long-term debt including current maturities				9,326.3	9,482.2
Less: Current maturities (4)				(1,596.3)	(608.8)
Net long-term debt				$7,730.0	$8,873.4

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

(2) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2020	2020
Bridge Loan Facility	$—	$(3.1)
4.333% 2023 Notes	(3.2)	(3.5)
3.922% 2021 Notes	(1.7)	(2.1)
2.670% 2023 Notes	(2.9)	—
4.250% 2025 Notes	(14.8)	—
2017 Senior Convertible Debt	(337.0)	(504.2)
2015 Senior Convertible Debt	(120.6)	(192.9)
2017 Junior Convertible Debt	(334.8)	(337.4)
Total unamortized discount	$(815.0)	$(1,043.2)

(3) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2020	2020
Revolving Credit Facility	$(13.5)	$(14.6)
Term Loan Facility	(13.9)	(14.6)
Bridge Loan Facility	—	(3.1)
4.333% 2023 Notes	(7.1)	(7.7)
3.922% 2021 Notes	(3.7)	(4.8)
2.670% 2023 Notes	(1.7)	—
4.250% 2025 Notes	(2.0)	—
2017 Senior Convertible Debt	(8.7)	(13.0)
2015 Senior Convertible Debt	(4.4)	(7.0)
2017 Junior Convertible Debt	(3.1)	(3.1)
Total debt issuance costs	$(58.1)	$(67.9)

(4) As of June 30, 2020, current maturities consist of the liability component of the 2015 Senior Convertible Debt, as the notes were convertible and the 3.922% 2021 Notes which are due June 1, 2021. As of March 31, 2020, current maturities included the Bridge Loan Facility (as defined below).

Expected maturities relating to the Company’s debt obligations as of June 30, 2020 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2021	$—
2022	1,000.0
2023	—
2024	3,454.6
2025	726.7
Thereafter	5,018.1
Total	$10,199.4

Ranking of Convertible Debt - The Senior Subordinated Convertible Debt and Junior Subordinated Convertible Debt (collectively, the Convertible Debt) are unsecured obligations which are subordinated in right of payment to the amounts outstanding under the Company's Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 4.333% 2023 Notes, 3.922% 2021 Notes, 2.670% 2023 Notes, and 4.250% 2025 Notes (collectively, the Senior Indebtedness). The Junior Subordinated Convertible Debt is expressly subordinated in right of payment to any existing and future senior debt of the

Company (including the Senior Indebtedness, and the Senior Subordinated Convertible Debt) and is structurally subordinated in right of payment to the liabilities of the Company's subsidiaries.  The Senior Subordinated Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it, including the Junior Subordinated Convertible Debt; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

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

The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Incremental Share Factors and Maximum Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2020
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt (1)	10.5000	$95.24	5.2500	14.9625
2015 Senior Convertible Debt (1)	16.3740	$61.07	8.1870	22.9236
2017 Junior Convertible Debt (1)	10.6875	$93.57	5.3438	14.9625

(1) As of June 30, 2020, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were not convertible. As of June 30, 2020, the holders of the 2015 Senior Convertible Debt have the right to convert their notes between July 1, 2020 and September 30, 2020 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended June 30, 2020. As of June 30, 2020, the adjusted conversion rate for the 2015 Senior Convertible Debt would be increased to 19.8131 shares of common stock per $1,000 principal amount of notes based on the closing common stock price of $105.31 to include an additional maximum incremental share rate per the terms of the indenture. As of June 30, 2020, the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt had a value if converted above par of $226.2 million, $789.5 million and $129.2 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2020	2019
Debt issuance amortization	$4.1	$3.3
Debt discount amortization	1.5	0.7
Interest expense	52.7	78.7
Total interest expense on Senior Indebtedness	58.3	82.7
Debt issuance amortization	0.7	0.9
Debt discount amortization	23.8	29.2
Coupon interest expense	15.3	19.3
Total interest expense on Convertible Debt	39.8	49.4
Other interest expense	1.0	0.5
Total interest expense	$99.1	$132.6

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 6.6 years, 4.6 years, and 16.6 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively.

In June 2020, the Company used a portion of the proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes (as further defined below) to (i) repay $615.0 million in borrowings under the 364-Day Senior Secured Bridge Credit Agreement (as described below) resulting in a loss on settlement of debt of $5.3 million consisting of unamortized financing fees, (ii) settle approximately $383.3 million aggregate principal amount of the Company's 2015 Senior Convertible Debt and approximately $643.9 million aggregate principal amount of the Company's 2017 Senior Convertible Debt, and (iii) repay a portion of the amount outstanding under the Company's existing revolving credit facility (the "Revolving Credit Facility") as well as for general corporate purposes (the "June 2020 Settlements"). The Company settled, in separate privately negotiated transactions that are accounted for as induced conversions, (i) approximately $383.3 million aggregate principal amount of its 2015 Senior Convertible Debt for $383.3 million in cash and 4.1 million shares of the Company's common stock valued at $405.1 million for total consideration of $788.4 million, of which $314.4 million was allocated to the fair value of the liability component and $464.4 million was allocated to the reacquisition of the equity component, and (ii) approximately $643.9 million aggregate principal amount of its 2017 Senior Convertible Debt for $643.9 million in cash and 2.5 million shares of the Company's common stock valued at $246.4 million for total consideration of $890.3 million, of which $481.0 million was allocated to the fair value of the liability component and $390.9 million was allocated to the reacquisition of the equity component. The consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement, resulting in a net loss on inducement and settlement of debt of $21.5 million.

In March 2020, the Company settled, in privately negotiated transactions that are accounted for as induced conversions, $615.0 million aggregate principal amount of its 2015 Senior Convertible Debt for $615.0 million in cash and 5.2 million shares of the Company's common stock valued at $351.8 million for total consideration of $966.8 million. In addition, the Company also entered into a 364-Day Senior Secured Bridge Credit Agreement, which provides for a term loan facility (the "Bridge Loan Facility") for an aggregate principal amount of $615.0 million to finance the cash portion of its 2015 Senior Convertible Debt settlement transaction.

Senior Notes

2.670% 2023 Notes and 4.250% 2025 Notes

In May 2020, the Company issued $1.00 billion aggregate principal amount of 2.670% Senior Secured Notes due 2023 (the "2.670% 2023 Notes") and $1.20 billion aggregate principal amount of 4.250% Senior Unsecured Notes due 2025 (the "4.250% 2025 Notes") in a private placement. In connection with the issuance of these notes, the Company incurred issuance costs of $3.8 million and recorded a debt discount of $18.0 million for fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt. The Company used proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes to fund the June 2020 Settlements. The 2.670% 2023 Notes mature on September 1, 2023 and interest accrues at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.

The Company may, at its option, redeem some or all of the 2.670% 2023 Notes prior to September 1, 2023 at a price equal to the greater of (a) 100% of the principal amount of the 2.670% 2023 Notes redeemed and (b) the sum of the present value of all remaining scheduled payments of principal and interest (discounted in accordance with the 2.670% 2023 Notes indenture) that would have been due on the redeemed 2.670% 2023 Notes, in each case, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to September 1, 2022, the Company may, at its option, redeem up to 40% of the original aggregate principal amount of the 4.250% 2025 Notes with the net cash proceeds of one or more equity offerings (as such terms are defined in the 4.250% 2025 Notes indenture), at a price equal to 104.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, provided that (i) at least 60% of the original aggregate principal amount of the 4.250% 2025 Notes remains outstanding after each such redemption and (ii) such redemption occurs within 60 days after the closing of such equity offering. In addition, prior to September 1, 2022, the Company may, at its option, redeem the 4.250% 2025 Notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of 4.250% 2025 Notes redeemed, plus, in each case, a premium equal to the greater of (i) 1.0% of the principal amount of such 4.250% 2025 Notes and (ii) the excess, if any, of (a) the present value as of such date of redemption of (1) the redemption price of such 4.250% 2025 Notes on September 1, 2022, plus (2) all required interest payments due on such 4.250% 2025 Notes through September 1, 2022 (excluding accrued but unpaid interest to the date of redemption) computed using a discount rate equal to the treasury rate (as defined in the 4.250% 2025 Notes indenture) as of such date of redemption plus 50 basis points, over (b) the then outstanding principal amount of such 4.250% 2025 Notes. On or after September 1, 2022, the Company may, at its option, redeem some or all of the 4.250% 2025 Notes, at a redemption price equal to (i) if during the twelve-month period beginning on September 1, 2022, 102.125% of the aggregate principal amount of 4.250% 2025 Notes redeemed, (ii) if during the twelve-month period beginning on September 1, 2023, 101.063% of the aggregate principal amount of 4.250% 2025 Notes redeemed, and (iii) if during the twelve-month period beginning on September 1, 2024 or thereafter, 100% of the aggregate principal amount of 4.250% 2025 Notes redeemed, in each case, plus accrued and unpaid interest on such 4.250% 2025 Notes, if any, to, but excluding, the repurchase date.

If the Company experiences a specified change of control triggering event, the Company must offer to repurchase the 2.670% 2023 Notes and 4.250% 2025 Notes at a price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 2.670% 2023 Notes indenture and the 4.250% 2025 Notes indenture contain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. The 2.670% 2023 Notes indenture contains covenants that restrict the ability of the Company and its subsidiaries to sell or otherwise dispose of any assets constituting collateral securing the 2.670% 2023 Notes. These covenants are subject to a number of limitations and exceptions set forth in the indentures.

The 2.670% 2023 Notes and 4.250% 2025 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Company's Revolving Credit Facility and under the Term Loan Facility (the Term Loan Facility together with the Revolving Credit Facility, the “Senior Credit Facilities”), and under the Company's existing Senior Secured Notes. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Company's existing Senior Credit Facilities or certain other indebtedness of the Company will guarantee the 2.670% 2023 Notes and 4.250% 2025 Notes.

The 2.670% 2023 Notes and the 2.670% 2023 Notes guarantees are secured, on a pari passu first lien basis with the Company's existing Senior Credit Facilities, by substantially all of the tangible and intangible assets (other than certain excluded assets) of the Company and the guarantors that secure obligations under the Company's existing Senior Credit Facilities, in each case subject to certain thresholds, exceptions and permitted liens, as set forth in a pledge and the security agreement, dated May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and the collateral agent.

4.333% 2023 Notes and 3.922% 2021 Notes

In May 2018, the Company issued $1.00 billion aggregate principal amount of 3.922% Senior Secured Notes due 2021 (the “3.922% 2021 Notes”) and $1.00 billion aggregate principal amount of 4.333% Senior Secured Notes due 2023 (the “4.333% 2023 Notes”, and together with the 3.922% 2021 Notes, the "Senior Secured Notes") in a private placement. In connection with the issuance of these notes, the Company incurred issuance costs of $24.4 million and recorded a debt discount of $10.5 million for fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt. The 3.922% 2021 Notes mature on June 1, 2021 and the 4.333% 2023 Notes mature on June 1, 2023. Interest on the

3.922% 2021 Notes accrues at a rate of 3.922% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Interest on the 4.333% 2023 Notes accrues at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.

Senior Credit Facilities

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

Note 7. Fair Value of Financial Instruments

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at June 30, 2020 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair values of the Company's revolving credit facility, term loan facility and bridge loan facility are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's revolving credit facility, term loan facility and bridge loan facility at June 30, 2020 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its senior and junior subordinated convertible debt and senior secured and unsecured notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations as of June 30, 2020 and March 31, 2020 (in millions).

	June 30, 2020		March 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Revolving Credit Facility	$1,441.1	$1,454.6	$2,373.9	$2,388.5
Term Loan Facility	$1,691.8	$1,705.7	$1,708.9	$1,723.5
Bridge Loan Facility	$—	$—	$608.8	$615.0
4.333% 2023 Notes	$989.7	$1,080.0	$988.8	$990.0
3.922% 2021 Notes	$994.6	$1,020.0	$993.1	$985.0
2.670% 2023 Notes	$995.4	$1,030.0	$—	$—
4.250% 2025 Notes	$1,183.2	$1,207.6	$—	$—
2017 Senior Convertible Debt	$1,080.4	$2,104.4	$1,552.8	$2,130.3
2015 Senior Convertible Debt	$601.7	$1,613.4	$910.1	$1,601.8
2017 Junior Convertible Debt	$348.4	$997.4	$345.8	$656.2

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,333.0	$(2,132.2)	$5,200.8
Customer-related	903.6	(701.2)	202.4
In-process research and development	7.7	—	7.7
Distribution rights and other	132.9	(57.0)	75.9
Total	$8,377.2	$(2,890.4)	$5,486.8

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,331.9	$(1,924.6)	$5,407.3
Customer-related	903.6	(674.7)	228.9
In-process research and development	8.8	—	8.8
Distribution rights and other	126.0	(68.7)	57.3
Total	$8,370.3	$(2,668.0)	$5,702.3

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2021 through fiscal 2025, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2021	$740.2
2022	$906.0
2023	$701.5
2024	$622.8
2025	$505.6

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2020	2019
Amortization expense charged to cost of sales	$1.9	$2.2
Amortization expense charged to operating expense	249.8	258.7
Total amortization expense	$251.7	$260.9

There were no impairment charges in the three months ended June 30, 2020, compared to $0.5 million in the three months ended June 30, 2019.

The following shows the goodwill balance as of June 30, 2020 and March 31, 2020 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,645.6	$19.2

At March 31, 2020, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through June 30, 2020, the Company has never recorded an impairment charge against its goodwill balance.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2020	2020
Trade accounts receivable	$888.6	$924.1
Other	9.6	14.8
Total accounts receivable, gross	898.2	938.9
Less allowance for expected credit losses	3.9	4.9
Total accounts receivable, net	$894.3	$934.0

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2020	2020
Raw materials	$99.3	$92.3
Work in process	401.4	441.7
Finished goods	156.5	151.7
Total inventories	$657.2	$685.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2020	2020
Land	$83.4	$83.4
Building and building improvements	658.6	659.5
Machinery and equipment	2,144.4	2,123.1
Projects in process	89.4	100.1
Total property, plant and equipment, gross	2,975.8	2,966.1
Less accumulated depreciation and amortization	2,131.8	2,090.0
Total property, plant and equipment, net	$844.0	$876.1

Depreciation expense attributed to property, plant and equipment was $41.1 million for the three months ended June 30, 2020 compared to $46.2 million for the three months ended June 30, 2019.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2020	2020
Accrued compensation and benefits	$147.4	$137.5
Income taxes payable	40.3	38.0
Sales related reserves	359.2	353.0
Current portion of lease liabilities	40.2	44.5
Accrued expenses and other liabilities	191.3	208.8
Total accrued liabilities	$778.4	$781.8

Note 10. Commitments and Contingencies

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $168.1 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2020, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
Warranty Costs and Product Liabilities

The Company accrues for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability. Historically, the Company has experienced a low rate of payments on product claims. Although the Company cannot predict the likelihood or amount of any future claims, the Company does not believe these claims will have a material adverse effect on its financial condition, results of operations or liquidity.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-JJT and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  The Jackson complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and generally alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  On December 11, 2018, the Court issued an order appointing the lead plaintiff.  An amended complaint was filed on February 22, 2019. Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. Defendants filed their answer on April 24, 2020. Discovery is ongoing.

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

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues. Following the dismissal of the Federal Derivative Litigation, on October 1, 2019, the court granted the parties' joint request for a temporary stay. On January 30, 2020, the court lifted the temporary stay. An amended complaint was filed on February 28, 2020. Defendants filed their motions to dismiss the amended complaint on April 24, 2020. The parties stipulated to plaintiff's request to file a second amended complaint, and the pending motions to dismiss were withdrawn as moot. A second amended complaint was filed on July 27, 2020.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $217 million. The Company's Atmel subsidiaries intend to defend this action vigorously.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2020, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 11.	Income Taxes

The Company accounts for incomes taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. The Company’s effective tax rates for the three months ended June 30, 2020 and June 30, 2019 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

The Company's effective tax rates for the three months ended June 30, 2020 were lower compared to the prior year primarily due to significant non-recurring discrete benefits related to releases of uncertain tax positions mainly due to statute lapses and non-recurring benefits associated with restructuring activities partially offset by a nonrecurring expense associated with the tax impact of the Altera decision (as described below). The Company's effective tax rate for the three months ended June 30, 2020 included a $60.9 million tax benefit related to the intra-group transfer of certain intellectual property rights, which reduced the Company's effective tax rate for the three months ended June 30, 2020 by 69.46%. The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of the Global Intangible Low-Taxed Income ("GILTI") tax in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta and Ireland.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, the Company recorded a cumulative income tax expense of $21.8 million during the three months ended June 30, 2020.

In April 2020, the Company became aware of a withholding tax regulation that could be interpreted to apply to certain of the Company’s previous intra-group transactions.  During the three months ended June 30, 2020, the Company evaluated the interpretations of these rules as it applies to the Company’s facts and circumstances for tax years remaining open under the applicable statutes of limitation and in response the Company recorded an immaterial income tax expense during the period. The Company will evaluate new information as it becomes available and assess its effect to the tax provision.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2020	2019
Cost of sales (1)	$6.4	$4.9
Research and development	20.5	19.5
Selling, general and administrative	15.5	16.3
Pre-tax effect of share-based compensation	42.4	40.7
Income tax benefit	9.1	9.1
Net income effect of share-based compensation	$33.3	$31.6

(1) During the three months ended June 30, 2020, $4.0 million of share-based compensation expense was capitalized to inventory, and $6.4 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2019, $4.8 million of share-based compensation expense was capitalized to inventory and $4.9 million of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

As of June 30, 2020, 15.0 million shares of common stock remained available for repurchase under the existing share repurchase program. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three months ended June 30, 2020. Shares repurchased are recorded as treasury shares and used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2020, the Company had approximately 12.6 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2020 (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2020	$(5.1)	$(16.5)	$(21.6)
Other comprehensive income (loss) before reclassifications	(0.8)	1.0	0.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	—	0.3
Net other comprehensive income (loss)	(0.5)	1.0	0.5
Balance at June 30, 2020	$(5.6)	$(15.5)	$(21.1)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Three Months Ended June 30,
Description of AOCI Component	2020	2019	Related Statement of Income Line
Amortization of actuarial loss	$(0.3)	$(0.2)	Other income, net

Note 15.     Dividends

A quarterly cash dividend of $0.3675 per share was paid on June 4, 2020 in the aggregate amount of $90.4 million.  A quarterly cash dividend of $0.3680 per share was declared on August 4, 2020 and will be paid on September 4, 2020 to stockholders of record as of August 21, 2020. The Company expects the September 2020 payment of its quarterly cash dividend to be approximately $93.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 39 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•	The impact of disruptions to our manufacturing and the distribution of our products, including disruptions due to the COVID-19 pandemic and related government responses;

•
That our lead times and ability to fulfill orders were significantly adversely impacted by the COVID-19 pandemic in the early part of the fiscal quarter ended June 30, 2020, but improved as the quarter progressed and the pandemic could adversely impact our business in the fiscal quarter ended September 30, 2020;

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

•	Our inability to predict how the COVID-19 pandemic, and actions taken by others in response to it, will affect our business;

•	The effects that uncertain global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;

•	The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;

•	Our ability to moderate future average selling price declines;

•	The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;

•	The amount of, and changes in, demand for our products and those of our customers;

•	The impact of national security protections, trade restrictions and changes in tariffs, including those impacting China;

•	Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;

•	Our expectation that in the future we will enter into joint development agreements or other business or strategic relationships with other companies;

•	The level of orders that will be received and shipped within a quarter, including the impact of our product lead times;

•
Our expectation that our September 2020 days of inventory levels will be up 1 to 13 days compared to the June 2020 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;

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

•	The impact of seasonality on our business;

•	Our belief that our IT system compromise has not had a material adverse effect on our business or resulted in any material damage to us;

•	Our expectation that we will continue to be the target of attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems;

•	The accuracy of our estimates used in valuing employee equity awards;

•	That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;

•	The accuracy of our estimated tax rate;

•	Our belief that the expiration of any tax holidays will not have a material impact on our effective tax rate;

•	The impact of the geographical dispersion of our earnings and losses on our effective tax rate;

•	Our belief that the estimates used in preparing our condensed consolidated financial statements are reasonable;

•	Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;

•	Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;

•	The level of risk we are exposed to for product liability claims or indemnification claims;

•	The effect of fluctuations in market interest rates on our income and/or cash flows;

•	The effect of fluctuations in currency rates;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of COVID-19 developments followed by a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources", "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

Demand for our products has increased in the areas of our business that support the stay-at-home economy, such as products used in medical devices, datacenters, communications infrastructure, computers, printers, monitors and contact free consumer and industrial products. However, demand has decreased in other areas such as automotive, broad based industrial, consumer and home appliances. We have seen a greater number of order cancellations and requests to reschedule deliveries to future dates. In particular, in the early part of the fiscal quarter ended June 30, 2020, some customers requested order cancellation within our firm order window and claimed applicability of force majeure clauses. While we have a diverse customer base operating in diverse industries, the extent of the impact of the COVID-19 pandemic on demand for our products depends on unpredictable future developments.

At this time, our global manufacturing sites are operational, though certain of them are operating at reduced utilization levels. This may be due to local restrictions related to the COVID-19 pandemic, such as our Philippine manufacturing sites, or a decrease in demand for products manufactured at a particular site. Additionally, travel restrictions have impacted our subcontractors' manufacturing operations in Malaysia and China, and similar challenges have arisen for our logistics service providers, which has impacted their ability to ship product to our customers. The overall adverse impact to our lead times and ability to fulfill orders was significant in the early part of the fiscal quarter ended June 30, 2020 but improved as the quarter progressed. However, the pandemic could adversely impact our business in the fiscal quarter ended September 30, 2020 and could continue to adversely impact our business in future periods if the number of COVID-19 cases increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

Our efforts to combat the COVID-19 pandemic include the following:

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

We believe these actions are important and will help preserve the health of our team members, customers, suppliers, visitors to our facilities, people with whom we conduct business and our communities, and allow us to safely continue operations. However, we cannot predict how these actions, or the actions taken by government entities, suppliers, or customers in response to the COVID-19 pandemic will impact our business, revenues, or results of operations.

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

Our manufacturing operations include wafer fabrication, wafer probe and assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and assembly and test operations, and by employing statistical process control techniques, we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and the assembly and test profit margin. We do outsource a significant portion of our manufacturing requirements to third parties.  Our acquisition of Microsemi, in May 2018, significantly increased the amount of our outsourced manufacturing requirements.

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

See "Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry," on page 45 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2021 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	39.0	38.4
Gross profit	61.0	61.6

Research and development	15.1	16.6
Selling, general and administrative	11.2	12.7
Amortization of acquired intangible assets	18.0	18.8
Special charges and other, net	—	0.6
Operating income	16.7%	13.0%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended
	June 30,
	2020	2019	Change
Net sales	$1,309.7	$1,322.6	(1.0)%

The decrease in net sales in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to adverse demand fluctuations in the markets we serve. As an indication of these adverse fluctuations, the net sales value of inventory at our distributor customers increased $16.5 million during the three months ended June 30, 2020 compared to a decrease of $27.2 million during the three months ended June 30, 2019. Excluding the change in inventory levels at our distributors, end market demand decreased by 4.2%, and was negatively impacted by general economic conditions and the impact of the COVID-19 pandemic. These adverse conditions did not impact each of the end markets we serve in the same manner. For instance, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, we experienced relatively weaker demand for our products that are used in the consumer, automotive and industrial markets and relatively stronger demand for our products that are used in the computing and communications markets. Due to the size, complexity and diversity of our customer base, we are not able to quantify the impact that general economic conditions and the COVID-19 pandemic had on each of our end markets.

Other factors that we believe contributed to changes in our reported net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:

•	semiconductor industry conditions;

•	our various new product offerings that have increased our served available market;

•	customers’ increasing needs for the flexibility offered by our programmable solutions; and

•	increasing semiconductor content in our customers’ products.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2020 compared to the prior year period. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products did not change significantly during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2020	%	2019	%
Microcontrollers	$716.4	54.7	$708.3	53.6
Analog, interface, mixed signal and timing products	370.2	28.3	386.4	29.2
Field-programmable gate array products	86.8	6.6	91.0	6.9
Licensing, memory and other	136.3	10.4	136.9	10.3
Total net sales	$1,309.7	100.0	$1,322.6	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 54.7% of our net sales in the three months ended June 30, 2020 compared to approximately 53.6% of our net sales in the three months ended June 30, 2019.

Net sales of our microcontroller products increased 1.1% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to strength in the computing and communications markets, partially offset by weakness in the consumer, automotive and industrial markets.

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

Analog, Interface, Mixed Signal and Timing Products

Sales of our analog, interface, mixed signal and timing products accounted for approximately 28.3% of our net sales in the three months ended June 30, 2020 compared to approximately 29.2% of our net sales in the three months ended June 30, 2019.

Net sales of our analog, interface, mixed signal and timing products decreased 4.2% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to adverse demand fluctuations in the markets we serve.

Analog, interface, mixed signal and timing products can be proprietary or non-proprietary in nature.  Currently, we consider a majority of our analog, interface, mixed signal and timing products to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products.  The non-proprietary portion of our analog, interface, mixed signal and timing products will experience price fluctuations, driven primarily by the current supply and demand for those products.  We may be unable to maintain the average selling prices of our analog, interface, mixed signal and timing products as a result of increased pricing pressure in the future, which would adversely affect our operating results.  We anticipate the proprietary portion of our analog, interface, mixed signal and timing products will increase over time.

Field-Programmable Gate Array (FPGA) Products

Sales of our FPGA products accounted for approximately 6.6% of our net sales in the three months ended June 30, 2020 compared to approximately 6.9% of our net sales in the three months ended June 30, 2019.

Net sales of our FPGA products decreased 4.6% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was due primarily to adverse demand fluctuations in the markets we serve.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and are frequently designed into long-lived end applications.

Licensing, Memory and Other

Licensing, memory and other (LMO) includes royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 10.4% of our net sales in the three months ended June 30, 2020 compared to approximately 10.3% of our net sales in the three months ended June 30, 2019.

Net sales related to these services and products decreased 0.4% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This sales decrease was due primarily to adverse demand fluctuations in the markets we serve. LMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% of our net sales in each of the three months ended June 30, 2020 and June 30, 2019. With the exception of Arrow Electronics, our largest distributor, which made up 11% our net sales in the three months ended June 30, 2019, no other distributor or end customer accounted for more than 10% of our net sales in the three months ended June 30, 2020 and June 30, 2019. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2020, our distributors maintained 30 days of inventory of our products compared to 29 days at March 31, 2020.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2020	%	2019	%
Americas	$343.0	26.2	$346.7	26.2
Europe	245.3	18.7	291.1	22.0
Asia	721.4	55.1	684.8	51.8
Total net sales	$1,309.7	100.0	$1,322.6	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% of our total net sales in the three months ended June 30, 2020 compared to approximately 79% of our total net sales in the three months ended June 30, 2019. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total sales decreased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the impact of the COVID-19 pandemic on our customers that service the automotive and industrial markets in Europe. Sales to customers in Asia as a percentage of total sales increased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the fact that the COVID-19 pandemic was largely under control in China and Taiwan, which represent the highest percentage of our net sales in Asia, during the three months ended June 30, 2020, and therefore, the geography returned to higher levels of demand. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended June 30, 2020 was $798.3 million, or 61.0% of net sales, compared to $815.2 million, or 61.6% of net sales, in the three months ended June 30, 2019. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales
$815.2	61.6	Three months ended June 30, 2019
(10.1)	—	Decrease in semiconductor net sales at June 30, 2019 gross margins and excluding the impact of other factors quantified in this table
(6.6)	(0.5)	Impact of unabsorbed capacity charges
(3.0)	(0.3)	Impact of higher costs per unit related to sold inventory
3.4	0.3	Increase in net sales to licensing customers, which has no associated cost of sales
(0.6)	(0.1)	Other individually immaterial factors
$798.3	61.0	Three months ended June 30, 2020

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three months ended June 30, 2020, we operated at below normal capacity levels due to lower demand for our products primarily related to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $13.9 million compared to unabsorbed capacity charges of $7.3 million in the three months ended June 30, 2019. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Higher costs per unit related to sold inventory - Our product cost per unit may fluctuate over time due to cost of materials and other factors and also fluctuate based on the mix of products sold. During the three months ended June 30, 2020, product mix resulted in $3.0 million higher cost of goods sold and decrease in gross profit than the comparable metric in the three months ended June 30, 2019.

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

Our overall inventory levels were $657.2 million at June 30, 2020, compared to $685.7 million at March 31, 2020. We maintained 117 days of inventory on our balance sheet at June 30, 2020 compared to 122 days of inventory at March 31, 2020. We expect our days of inventory levels in the September 2020 quarter to be up 1 to 13 days compared to the June 2020 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

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

During fiscal 2020, we announced our intention to re-purpose Fab 5 to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. In connection with these efforts, we reduced the clean room footprint and transferred certain higher volume products from Fab 5 to our 8-inch wafer fabrication facilities in Arizona and Oregon. We anticipate that these actions will result in significant cost savings over the next several years. In fiscal 2020, we incurred $18.0 million in costs associated with these actions and during the three months ended June 30, 2020, we incurred $1.0 million in such costs, all of which have been recorded within the special charges and other, net line item in our statements of income. We expect to incur less than $7.0 million within fiscal 2021 for the remaining associated costs of these restructuring activities.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 47% of our assembly requirements were performed in our internal assembly facilities in the three months ended June 30, 2020 compared to approximately 45% during the three months ended June 30, 2019.  Approximately 55% of our test requirements were performed in our internal test facilities in the three months ended June 30, 2020 compared to approximately 54% during the three months ended June 30, 2019.  The increases in the percentage of assembly and test operations that were performed internally in fiscal 2021 compared to fiscal 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of the three months ended June 30, 2020 and June 30, 2019.

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

Research and Development (R&D)

R&D expenses for the three months ended June 30, 2020 were $198.0 million, or 15.1% of net sales, compared to $219.1 million, or 16.6% of net sales, for the three months ended June 30, 2019. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $21.1 million, or 9.6%, for the three months ended June 30, 2020 over the same period last year.  The primary reason for the decrease in R&D costs was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2020 were $146.3 million, or 11.2% of net sales, compared to $167.9 million, or 12.7% of net sales, for the three months ended June 30, 2019.  Our goal is to continue to be more efficient with our operating expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $21.6 million, or 12.9%, for the three months ended June 30, 2020 over the same period last year.  The primary reason for the decrease in selling, general and administrative expenses was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2020 was $235.4 million, compared to $248.5 million for the three months ended June 30, 2019. The primary reason for the decrease was lower amortization from our acquisition of Microsemi and from our prior acquisitions.

Special Charges and Other, Net

During the three months ended June 30, 2020, we incurred special charges and other, net of $0.3 million, compared to $8.1 million for the three months ended June 30, 2019. The costs incurred during the three months ended June 30, 2020 were primarily related to restructuring of our wafer fabrication operations. Other restructuring expenses incurred during the three months ended June 30, 2020 and June 30, 2019 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in the three months ended June 30, 2020 was $0.3 million compared to $0.7 million for the three months ended June 30, 2019.

Interest expense in the three months ended June 30, 2020 was $99.1 million compared to $132.6 million for the three months ended June 30, 2019. The primary reason for the decrease in interest expense in the three months ended June 30, 2020 compared to the same period last year relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During the three months ended June 30, 2020, we recognized losses of $26.8 million related to the settlement of approximately $383.3 million in principal of our 2015 Senior Convertible Debt, approximately $643.9 million in principal of our 2017 Senior Convertible Debt and $615.0 million of borrowings under our Bridge Loan Facility. During the three months ended June 30, 2019, we recognized losses of $1.9 million related to the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility.

Other loss, net in the three months ended June 30, 2020 was $3.2 million compared to other income, net of $2.7 million for the three months ended June 30, 2019. The primary reason for the decrease in other income (expense) in the three months ended June 30, 2020 compared to the same period last year relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

We account for incomes taxes in accordance with ASC 740. Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the fiscal years ended June 30, 2020 and June 30, 2019 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the three months ended June 30, 2020 was approximately 22% and our domestic statutory tax rate for the fiscal year ended March 31, 2020 was approximately 22%. Our non-U.S. blended statutory tax rates for the three months ended June 30, 2020 and fiscal year ended March 31, 2020 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, we recorded a cumulative income tax expense of $21.8 million during the three months ended June 30, 2020.

Liquidity and Capital Resources

We had $380.2 million in cash, cash equivalents and short-term investments at June 30, 2020, a decrease of $22.8 million from the March 31, 2020 balance.

Net cash provided by operating activities was $501.8 million in the three months ended June 30, 2020 compared to $380.6 million in the three months ended June 30, 2019. The increase in net cash provided by operating activities was primarily due to efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $16.9 million in the three months ended June 30, 2020 compared to $26.3 million in the three months ended June 30, 2019. During the three months ended June 30, 2020 and June 30, 2019, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2020 were $9.5 million compared to $23.9 million in the three months ended June 30, 2019. Capital expenditures were primarily for the expansion of production capacity, the addition of research and development equipment and new office buildings. We currently intend to spend between $50 million and $70 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $507.7 million in the three months ended June 30, 2020 compared to $348.9 million in the three months ended June 30, 2019. Significant transactions affecting our net financing cash flows include:

•
in the first three months of fiscal 2021, net proceeds of $2.18 billion from the issuance of our 2.670% 2023 Notes and our 4.250% 2025 Notes used to finance the cash portion of our settlement of approximately $383.3 million in principal amount of our 2015 Senior Convertible Debt and approximately $643.9 million in principal amount of our 2017 Senior Convertible Debt, $615.0 million to repay in full all amounts outstanding under our Bridge Loan Facility, and $933.9 million and used $17.8 million of cash to pay down borrowings under our Revolving Credit Facility and our Term Loan Facility, respectively,

•
in the first three months of fiscal 2020, $257.5 million of cash used to pay down principal on the Term Loan Facility and the Revolving Credit Facility, net of amounts borrowed under our Revolving Credit Facility, and

•	in the first three months of fiscal 2021 and fiscal 2020, we paid cash dividends to our stockholders of $90.4 million and $87.1 million, respectively.

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

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit. The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.57 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At June 30, 2020, we had $1.45 billion and $1.71 billion of outstanding borrowings under the Revolving Credit Facility and Term Loan Facility, respectively, compared to $2.39 billion and $1.72 billion at March 31, 2020, respectively. See Note 6 of the notes to our condensed consolidated financial statements for more information regarding our Credit Agreement.

The enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2020, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the first three months of fiscal 2021. As of June 30, 2020, we held approximately 12.6 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly cash dividend of $0.3675 per share was paid on June 4, 2020 in the aggregate amount of $90.4 million.  A quarterly dividend of $0.3680 per share was declared on August 4, 2020 and will be paid on September 4, 2020 to stockholders of record as of August 21, 2020. We expect the aggregate cash dividend for September 2020 to be approximately $93.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash (including the impact of the Act), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or convertible debt through issuances of new notes or convertible debt or through exchange transactions. Such issuances or exchanges, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to unfavorable market conditions resulting from the COVID-19 pandemic or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations for the remainder of fiscal 2021 and thereafter, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Fiscal Year Ending March 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations	$211.0	$38.2	$71.7	$33.1	$68.0
Capital purchase obligations (1)	20.4	20.4	—	—	—
Other purchase obligations and commitments (2)	127.8	125.6	1.9	0.3	—
Revolving Credit Facility (3)	1,535.5	21.1	56.1	1,458.3	—
Term Loan Facility (4)	1,888.5	27.9	74.4	74.4	1,711.8
4.333% 2023 Notes (5)	1,130.1	21.7	86.7	1,021.7	—
3.922% 2021 Notes (6)	1,039.2	19.6	1,019.6	—	—
2.670% 2023 Notes (7)	1,087.2	20.4	53.4	1,013.4	—
4.250% 2025 Notes (8)	1,468.5	39.0	102.0	102.0	1,225.5
2017 Senior Convertible Debt (9)	1,588.2	23.2	46.3	46.3	1,472.4
2015 Senior Convertible Debt (10)	785.7	11.8	23.6	750.3	—
2017 Junior Convertible Debt (11)	948.5	15.4	30.9	30.9	871.3
Pension obligations (12)	21.8	1.0	3.3	4.6	12.9
Transition tax obligation (13)	243.8	23.2	46.4	101.6	72.6
Total contractual obligations (14)	$12,096.2	$408.5	$1,616.3	$4,636.9	$5,434.5

(1)
Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of June 30, 2020, as we have not yet received the related goods or taken title to the property.

(2)	Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries.

(3)	For purposes of this table, we have assumed that the principal of our 2023 revolving loans outstanding at June 30, 2020 will be paid on May 18, 2023, which is the maturity date of such borrowings.

(4)	The Term Loan Facility matures on May 29, 2025.

(5)	The 4.333% 2023 Notes mature on June 1, 2023.

(6)	The 3.922% 2021 Notes mature on June 1, 2021.

(7)	The 2.670% 2023 Notes mature on September 1, 2023.

(8)	The 4.250% 2025 Notes mature on September 1, 2025.

(9)	For purposes of this table, we have assumed that the principal of our 2017 Senior Convertible Debt will be paid on February 15, 2027, which is the maturity date of such debt.

(10)	For purposes of this table, we have assumed that the principal of our 2015 Senior Convertible Debt will be paid on February 15, 2025, which is the maturity date of such debt.

(11)	For purposes of this table, we have assumed that the principal of our 2017 Junior Convertible Debt will be paid on February 15, 2037, which is the maturity date of such debt.

(12)	For purposes of this table, pension obligations due in more than 5 years represent the expected pension payments from 2026 through 2030. It excludes pension obligations subsequent to 2030.

(13)
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

(14)	The contractual obligations do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of June 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, our long-term debt totaled $10.20 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $7.04 billion as of June 30, 2020. We do have interest rate exposure with respect to the $3.16 billion balance of our variable interest rate debt outstanding as of June 30, 2020. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $15.8 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 10 to our condensed consolidated financial statements for information regarding legal proceedings.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•	general economic, industry, public health or political conditions in the U.S. or internationally, including ongoing uncertainty surrounding the COVID-19 pandemic and its implications;

•
disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as the COVID-19 virus), cybersecurity incidents, terrorist activity, armed conflict, war, worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;

•	constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

•	changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;

•	the level of order cancellations or push-outs due to the impact of the COVID-19 pandemic or other factors;

•	trade restrictions and changes in tariffs, including those impacting business in China, as well as those focused on specific companies;

•	the mix of inventory we hold and our ability to satisfy orders from our inventory;

•	our ability to continue to realize the expected benefits of our past or future acquisitions;

•	our ability to adjust our factory capacity to respond to changes in customer demand;

•	changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;

•	our ability to secure sufficient wafer foundry, assembly and testing capacity;

•	changes or fluctuations in customer order patterns and seasonality;

•	changes in tax regulations and policies in the U.S. and other countries in which we do business including the impact of the Act;

•	new accounting pronouncements or changes in existing accounting standards and practices;

•	levels of inventories held by our customers;

•	risk of excess and obsolete inventories;

•	competitive developments including pricing pressures;

•	unauthorized copying of our products resulting in pricing pressure and loss of sales;

•	availability of raw materials, supplies and equipment;

•	our ability to successfully transition products to more advanced process technologies to reduce manufacturing costs;

•	the level of orders that are received and can be shipped in a quarter, including the impact of product lead times;

•	the level of sell-through of our products through distribution;

•	fluctuations in our mix of product sales;

•	announcements of other significant acquisitions by us or our competitors;

•	costs and outcomes of any current or future tax audits or any litigation, investigation or claims involving intellectual property, our Microsemi acquisition, customers or other issues;

•	fluctuations in commodity or energy prices; and

•	property damage or other losses, whether or not covered by insurance.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Uncertain global economic and public health conditions, such as the COVID-19 pandemic, have caused or may cause our operating results to fluctuate significantly and make comparability between periods less meaningful.

Our operating results may be adversely impacted if economic conditions impact the financial viability of our licensees, customers, distributors, or suppliers.

We regularly review the financial performance of our licensees, customers, distributors and suppliers. However, any downturn in global economic conditions, as a result of the COVID-19 pandemic or otherwise, may adversely impact the financial viability of our licensees, customers, distributors or suppliers. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our not being able to collect our accounts receivable balances, higher reserves for doubtful accounts, write-offs for accounts receivable, and higher operating costs as a percentage of net sales.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•	global economic and financial uncertainty due to the COVID-19 pandemic or other factors;

•	quarterly variations in our operating results or the operating results of other technology companies;

•	changes in our financial guidance or our failure to meet such guidance;

•	changes in analysts' estimates of our financial performance or buy/sell recommendations;

•	general conditions in the semiconductor industry;

•	our ability to realize the expected benefits of our completed or future acquisitions; and

•	actual or anticipated announcements of technical innovations or new products by us or our competitors.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we completed our acquisition of Microsemi, which was our largest and most complex acquisition ever, and, in April 2016, we completed our acquisition of Atmel. The integration process for our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not be able to successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies and we may be unable to realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company, or in growing the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 10 to our condensed consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

As of June 30, 2020, the principal amount of our outstanding indebtedness was $10.20 billion. In connection with our acquisition of Microsemi, we incurred debt consisting of $3.10 billion under our revolving line of credit, $3.00 billion under our term loan facility, and $2.00 billion in senior secured notes. At June 30, 2020, we had $1.45 billion in outstanding borrowings under our revolving line of credit which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At June 30, 2020, we had $1.71 billion of outstanding borrowings under our term loan facility.

In May 2020, we issued $2.20 billion principal amount in senior notes to finance the cash portion of our settlement of $1.03 billion in principal amount of our convertible debt and used $615.0 million to repay in full all amounts outstanding under our bridge loan facility. The remaining proceeds were used for general corporate purposes, including repayment of a portion of our revolving line of credit. In March 2020, we financed the settlement of $615.0 million in principal amount of our convertible debt through borrowings under our bridge loan facility. At June 30, 2020, we had $2.84 billion in aggregate principal amount of our convertible debt consisting of $2.11 billion of aggregate principal value issued in 2017 and $726.7 million of principal value issued in 2015.

As a result of such transactions, we have a substantially greater amount of debt than we had maintained prior to May 2018. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our convertible debt, senior debt, term loan debt or any other future indebtedness and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Servicing our current debt requires a significant amount of cash, we may not have sufficient cash flow from our business to fund future payments and any adverse changes in our credit ratings could increase our borrowing costs and could adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, including our outstanding convertible debt and senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors including uncertainties related to the COVID-19 pandemic. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior secured notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and certain financial metrics including debt levels. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt.

We are dependent on orders that are received and shipped in the same quarter and therefore have limited visibility to future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and customer orders that are both received and shipped in that same quarter, which we refer to as turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, especially in times of economic volatility such as those caused by the COVID-19 pandemic where customers may increase or decrease order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs or increase costs due to the impact of the COVID-19 pandemic, increased tariffs or other factors.

Our semiconductor manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have more than one source for these supplies, but there are only a limited number of suppliers capable of delivering various materials and equipment that meet our standards.  The materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change the relationships that we have with our suppliers. Also, the impact of the COVID-19 pandemic or the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on products that have China as their country of origin and which are imported into the U.S. Likewise, the China government increased tariffs on products that have the U.S. as their country of origin and which are imported into China. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending September 30, 2020 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders or that they will no longer support certain equipment with updates or spare and replacement parts. In particular, we have recently experienced longer lead times for some assembly raw materials required for production purposes. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

Our customers may also be adversely affected by these same issues. The materials, components and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, consolidation in their supply chain due to mergers and acquisitions, the impact of the COVID-19 pandemic or application of trade restrictions or tariffs that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

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

•	the relative impact of the COVID-19 pandemic on us relative to our competitors;

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2021 and during fiscal 2020, approximately 61% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2021, approximately 53% of our assembly requirements and 45% of our test requirements were performed by third party contractors compared to approximately 55% of our assembly requirements and 46% of our test requirements during fiscal 2020. Our reliance on third party contractors decreased due to our investments in assembly and test equipment, which increased our internal capacity capabilities, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations.

Our use of third parties somewhat reduces our control over the subcontracted portions of our business. Our future operating results could suffer if any contractor were to experience financial, operational or production difficulties or situations when demand exceeds capacity, or if they were unable to maintain manufacturing yields, assembly and test yields and costs at approximately their current levels due to disruptions from the COVID-19 pandemic, or if the countries in which such contractors are located were to experience political upheaval or infrastructure disruption. If these third parties are unable or unwilling to timely deliver products or services conforming to our quality standards, we may not be able to qualify additional manufacturing sources for our products in a timely manner on terms favorable to us, or at all. Additionally, these subcontractors could abandon fabrication processes that are important to us, or fail to adopt advanced manufacturing technologies that we desire to control costs. In any such event, we could experience an interruption in production, an increase in manufacturing and production costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, our use of subcontractors increases the risks of potential misappropriation of our intellectual property.

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

The manufacture and assembly of integrated circuits, particularly non-volatile, erasable CMOS memory and logic devices such as those that we produce, are complex processes. These processes are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, the performance of our wafer fabrication and assembly and test personnel and equipment, and other quality issues. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue or future orders, and customer-imposed penalties for our failure to meet contractual shipment deadlines. Our operating results are also adversely affected when we operate at less than optimal capacity. In the first three months of fiscal 2021 and fiscal 2020, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $13.9 million and $7.3 million, respectively.

Our operating results are impacted by both seasonality and the wide fluctuations of supply and demand in the semiconductor industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from consumer markets and international sales, our business tends to generate stronger revenues in the first and second quarters and comparatively weaker revenues in the third and fourth quarters of our fiscal year. However, broad fluctuations in our overall business, changes in semiconductor industry and global economic conditions (including the impact of the COVID-19 pandemic or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. As a result, in periods when these broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonal factors on our business. The semiconductor industry has also experienced significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclically by selling proprietary products, that cannot be easily or quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 50% of our net sales in the first three months of fiscal 2021 and in fiscal 2020. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. or global economies (including the impact of the COVID-19 pandemic) or in the U.S. or global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in demand for our products from our distributors, which could reduce our net sales in a given period and result in an increase in inventory returns. Violations of the Foreign Corrupt Practices Act, or similar laws, by our distributors or other channel partners could have a material adverse impact on our business.

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

As discussed in Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended March 31, 2019, we identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Although such material weaknesses were remediated in fiscal 2020, internal controls are important to accurately reflect our financial position and results of operations in our financial reports and there can be no assurance that similar control issues will not be identified in future periods. If we are unable to remediate any future material weaknesses or significant deficiencies in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

The overall adverse impact of such interruptions on our lead times and ability to fulfill orders was significant in the early part of the fiscal quarter ended June 30, 2020, but improved as the quarter progressed. However, the pandemic could adversely impact our business in the fiscal quarter ended September 30, 2020 and could continue to adversely impact our business in future periods if the number of COVID-19 cases increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

Additionally, operations at our customers and licensees may be disrupted for a number of reasons. In April and May 2020, we received a greater number of order cancellations and requests by our customers to reschedule deliveries to future dates. Some customers requested order cancellations within our firm order window and claimed applicability of force majeure clauses.

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

A significant portion of our sales are made through the exporting and importing of products. In addition to local jurisdictions' trade regulations, our U.S.-manufactured products or products based on U.S. technology are subject to U.S. laws and regulations governing international trade, including, but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil or criminal penalties, and seizure of products. Such penalties could have a material adverse effect on our business, sales and earnings. Further, a change in these laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or other third parties. For example, in fiscal 2019, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain of its subsidiaries. This ban was lifted in July 2018. In fiscal 2020, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain of its subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. On July 14, 2020, this prohibition was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is directly relevant to the procurement. Recent amendments made to the Export Administration Regulation (EAR) pursuant to prohibitions of items with a “military end use” in China, Russia, and Venezuela, 85 Fed. Reg. 23459, and elimination of EAR License Exception CIV, 85 Fed. Reg. 23470, which were effective June 2020, apply to a greater number of our products than previous versions of the regulations. Any one or more of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions on materials and products, and introduced national security protection policies. Trade tensions between the U.S. and China escalated in 2018 and 2019, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. goods. Some of our products were adversely affected and are continuing to be affected by the increased tariffs. Higher duties on existing tariffs and further rounds of tariffs were announced as recently as September 2019. We have taken steps to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not result in significant increases to the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed in 2019 on components or equipment that we or our suppliers source from China increased our costs but did not have a material adverse impact on our operating results in fiscal 2020 as we were able to make adjustments in operations and supply to mitigate the effects of these tariffs. Increased tariffs on our customers' products could impact their sales of their products, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products.

Further changes in trade or national security protection policy, tariffs, additional taxes, restrictions on exports or other trade barriers, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products, which could have a material adverse effect on our business, results of operations or financial conditions.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks including risks from increases in tariffs.

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2021, approximately 77% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan. During fiscal 2020, approximately 78% of our net sales were made to foreign customers, including 21% in China and 15% in Taiwan.

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

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•	political, social and economic instability due to the COVID-19 pandemic or other factors;

•	trade restrictions and changes in tariffs;

•	potentially adverse tax consequences;

•	economic uncertainty in the worldwide markets served by us;

•	import and export license requirements and restrictions;

•	changes in rules and laws related to taxes, environmental, health and safety, technical standards and consumer protection in various jurisdictions;

•	currency fluctuations and foreign exchange regulations;

•	difficulties in staffing and managing international operations;

•	employment regulations;

•	disruptions due to cybersecurity incidents;

•	disruptions in international transport or delivery;

•	public health conditions (including viral outbreaks such as the COVID-19 virus); and

•	difficulties in collecting receivables and longer payment cycles.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the convenience of the customer. Even though we had approximately 120,000 customers and our ten largest direct customers made up approximately 14% of our total revenue for the three months ended June 30, 2020 and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. Due to uncertainty related to the COVID-19 pandemic, we have seen an increase in order cancellations and requests to reschedule deliveries to future dates.

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

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers whose principal sales are to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales to U.S. government agencies or their prime customers are also subject to uncertain government appropriations and national defense policies and priorities, including the constraints of the budgetary process, changes in the timing and potential spending priorities and the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, or the impact of the COVID-19 pandemic.  For example, as a result of the COVID-19 pandemic, we have experienced suspensions and stop work orders for some of our subcontracts. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales to government agencies or customers whose principal sales are to U.S. government agencies are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

The U.S. government and its contractors may terminate their contracts with Microsemi or us at any time. For example, in 2014, Microsemi had a $75 million contract terminated for convenience by the U.S. government.  Uncertainty with respect to government spending and termination of contracts associated with government related projects could have a material adverse impact on the revenue and other benefits we achieve from our Microsemi acquisition.  Our contracts with U.S. governmental agencies or customers not only requires us to comply with the contract terms, but also with applicable governmental regulations, particularly for our facilities, systems and personnel that service such customers.  Maintaining compliance with these regulations, including any audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities.  Any failure to maintain compliance with these requirements may result in fines and penalties and loss of current or future business that may materially and adversely affect our operating results.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, disclosure and reporting requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and which are necessary to the functionality or production of products.  We filed a report on Form SD with the SEC regarding such matters on May 29, 2020. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of minerals and other materials used in the manufacture of our products, even if the costs for compliant minerals and materials significantly increases and availability is limited.  If we make changes to materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these new disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold.

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

In April 2020, we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions.  During the first quarter of fiscal 2021, we evaluated the interpretations of these rules as it applies to our facts and circumstances for tax years remaining open under the applicable statutes of limitation and in response we recorded an immaterial income tax expense during the period.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2020, we had goodwill of $6.66 billion and net intangible assets of $5.49 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2021 or fiscal 2020.  No intangible asset impairment charges were recorded in fiscal 2021 compared to $2.2 million in fiscal 2020. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended June 30, 2020.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated Bylaws of Registrant, as amended through May 21, 2019	8-K	000-21184	3.1	5/24/2019
4.1	Senior Secured Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	6/3/2020
4.2	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	6/3/2020
4.3	Form of 2.670% Senior Secured Note due 2023 (included in Exhibit 4.1)	8-K	000-21184	4.3	6/3/2020
4.4	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2)	8-K	000-21184	4.4	6/3/2020
10.1	Amended and Restated Credit Agreement, dated as of May 29, 2018, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	5/29/2018
10.2	Purchase Agreement, dated as of May 26, 2020, by and among Microchip Technology Incorporated, subsidiary guarantors named therein and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein	8-K	000-21184	10.1	5/27/2020
10.3	Purchase Agreement, dated as of May 26, 2020, by and among Microchip Technology Incorporated, subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein	8-K	000-21184	10.2	5/27/2020
10.4	Pledge and Security Agreement, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	000-21184	10.1	6/3/2020
10.5	2004 Equity Incentive Plan as Amended and Restated on July 1, 2020					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 4, 2020	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)