Form 10-Q
period 2020-09-30
MICROCHIP TECHNOLOGY INC
filed 2020-11-05
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	October 31, 2020
Common Stock, $0.001 par value	MCHP	NASDAQ Stock Market LLC	260,376,158 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
2.670% 2023 Notes	2023 Senior Secured Notes, maturing September 1, 2023
3.922% 2021 Notes	2021 Senior Secured Notes, maturing June 1, 2021
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
4.333% 2023 Notes	2023 Senior Secured Notes, maturing June 1, 2023
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provides for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Junior Convertible Debt, and 2017 Senior Convertible Debt
Credit Agreement	Credit agreement, dated as of May 29, 2018, as subsequently amended, among the Company, as borrower, the lenders from time to time party thereto, J.P.Morgan Chase Bank, N.A., as administrative agent, providing for the Revolving Credit Facility and the Term Loan Facility
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
GILTI	Global Intangible Low-Taxed Income
LIBOR	London Interbank Offered Rate
LMO	Licensing, memory and other
R&D	Research and development
Revolving Credit Facility	$3.57 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 4.333% 2023 Notes, 3.922% 2021 Notes, 2.670% 2023 Notes, and 4.250% 2025 Notes
Senior Notes	2.670% 2023 Notes, 3.922% 2021 Notes, 4.250% 2025 Notes, and 4.333% 2023 Notes
SRAM	Static random access memory
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.0 billion term loan facility created pursuant to the Credit Agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	September 30,	March 31,
	2020	2020
Cash and cash equivalents	$368.3	$401.0
Short-term investments	2.0	2.0
Accounts receivable, net	903.7	934.0
Inventories	661.4	685.7
Other current assets	186.7	194.5
Total current assets	2,122.1	2,217.2
Property, plant and equipment, net	822.1	876.1
Goodwill	6,664.8	6,664.8
Intangible assets, net	5,255.8	5,702.3
Long-term deferred tax assets	1,634.9	1,748.5
Other assets	271.2	217.2
Total assets	$16,770.9	$17,426.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$216.9	$246.8
Accrued liabilities	762.2	781.8
Current portion of long-term debt	996.1	608.8
Total current liabilities	1,975.2	1,637.4
Long-term debt	8,181.4	8,873.4
Long-term income tax payable	664.3	668.4
Long-term deferred tax liability	81.6	318.5
Other long-term liabilities	424.7	342.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 272,255,253 shares issued and 260,254,947 shares outstanding at September 30, 2020; 258,391,231 shares issued and 245,325,643 shares outstanding at March 31, 2020	0.3	0.2
Additional paid-in capital	2,487.4	2,675.1
Common stock held in treasury: 12,000,306 shares at September 30, 2020; 13,065,588 shares at March 31, 2020	(467.0)	(500.6)
Accumulated other comprehensive loss	(20.9)	(21.6)
Retained earnings	3,443.9	3,432.4
Total stockholders' equity	5,443.7	5,585.5
Total liabilities and stockholders' equity	$16,770.9	$17,426.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,309.5	$1,337.8	$2,619.2	$2,660.4
Cost of sales (1)	501.6	510.3	1,013.0	1,017.7
Gross profit	807.9	827.5	1,606.2	1,642.7

Research and development (1)	199.8	219.8	397.8	438.9
Selling, general and administrative (1)	144.7	172.3	291.0	340.2
Amortization of acquired intangible assets	232.9	248.2	468.3	496.7
Special charges and other, net	4.3	3.6	4.6	11.7
Operating expenses	581.7	643.9	1,161.7	1,287.5

Operating income	226.2	183.6	444.5	355.2
Other income (expense):
Interest income	0.3	1.0	0.6	1.7
Interest expense	(93.3)	(129.6)	(192.4)	(262.2)
Loss on settlement of debt	(45.1)	(0.1)	(71.9)	(2.0)
Other income (loss), net	0.7	(1.4)	(2.5)	1.3
Income before income taxes	88.8	53.5	178.3	94.0
Income tax provision (benefit)	15.2	(55.4)	(18.9)	(65.6)
Net income	$73.6	$108.9	$197.2	$159.6

Basic net income per common share	$0.29	$0.46	$0.78	$0.67
Diluted net income per common share	$0.27	$0.43	$0.75	$0.63
Dividends declared per common share	$0.3680	$0.3660	$0.7355	$0.7315
Basic common shares outstanding	256.0	238.4	251.9	238.1
Diluted common shares outstanding	267.7	255.3	262.8	254.6

(1) Includes share-based compensation expense as follows:
Cost of sales	$6.0	$5.2	$12.4	$10.1
Research and development	$24.5	$22.3	$45.0	$41.8
Selling, general and administrative	$19.2	$17.8	$34.7	$34.1
See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$73.6	$108.9	$197.2	$159.6
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(2.6)	2.5	(3.4)	1.7
Reclassification of realized transactions, net of tax effect	0.3	0.2	0.6	0.4
Change in net foreign currency translation adjustment	2.5	(2.7)	3.5	(2.4)
Other comprehensive income (loss), net of tax effect	0.2	—	0.7	(0.3)
Comprehensive income	$73.8	$108.9	$197.9	$159.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$197.2	$159.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578.6	604.7
Deferred income taxes	(48.1)	(110.9)
Share-based compensation expense related to equity incentive plans	92.1	86.0
Loss on settlement of debt	71.9	2.0
Amortization of debt discount	43.1	60.2
Amortization of debt issuance costs	9.0	8.5
Gains on sale of assets	(0.9)	—
Impairment of intangible assets	—	0.5
Gains on available-for-sale investments and marketable equity securities, net	(0.2)	(1.0)
Other non-cash adjustment	0.9	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease in accounts receivable	30.3	32.1
Decrease (increase) in inventories	21.4	(20.2)
Decrease in accounts payable and accrued liabilities	(34.6)	(8.4)
Change in other assets and liabilities	18.6	(0.9)
Change in income tax payable	(21.7)	(35.6)
Net cash provided by operating activities	957.6	776.6
Cash flows from investing activities:
Investments in other assets	(43.0)	(13.6)
Proceeds from sale of assets	0.2	0.5
Capital expenditures	(15.8)	(41.6)
Net cash used in investing activities	(58.6)	(54.7)
Cash flows from financing activities:
Payments on settlement of convertible debt	(1,823.3)	—
Proceeds from issuance of senior notes	2,182.0	—
Repayment of bridge loan facility	(615.0)	—
Repayments of term loan facility	(17.8)	(188.0)
Proceeds from borrowings on revolving loan under credit facility	2,204.0	427.0
Repayments of revolving loan under credit facility	(2,672.9)	(812.0)
Deferred financing costs	(6.8)	(1.8)
Payment of cash dividends	(185.7)	(174.4)
Proceeds from sale of common stock	29.6	27.5
Tax payments related to shares withheld for vested restricted stock units	(25.4)	(26.6)
Capital lease payments	(0.4)	(0.4)
Net cash used in financing activities	(931.7)	(748.7)
Net decrease in cash and cash equivalents	(32.7)	(26.8)
Cash and cash equivalents, and restricted cash at beginning of period	401.0	428.6
Cash and cash equivalents, and restricted cash at end of period	$368.3	$401.8

Supplemental disclosure of cash flow information
Restricted cash	$—	$37.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	50.7	50.7
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	0.5	7.3	—	—	—	—	7.3
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.4)	—	—	—	—	(11.4)
Treasury stock used for new issuances	(0.4)	(13.8)	(0.4)	13.8	—	—	—
Share-based compensation	—	41.6	—	—	—	—	41.6
Cash dividend	—	—	—	—	—	(87.1)	(87.1)
Balance at June 30, 2019	253.2	2,703.5	15.2	(568.4)	(22.3)	3,175.5	5,288.3
Net Income	—	—	—	—	—	108.9	108.9
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.2	—	—	—	—	20.2
Restricted stock unit and stock appreciation right withholdings	(0.2)	(15.2)	—	—	—	—	(15.2)
Treasury stock used for new issuances	(0.7)	(23.2)	(0.7)	23.2	—	—	—
Share-based compensation	—	46.4	—	—	—	—	46.4
Cash dividend	—	—	—	—	—	(87.3)	(87.3)
Balance at September 30, 2019	253.2	$2,731.7	14.5	$(545.2)	$(22.3)	$3,197.1	$5,361.3

Balance at March 31, 2020	258.4	$2,675.3	13.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	123.6	123.6
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	0.6	11.0	—	—	—	—	11.0
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.0)	—	—	—	—	(11.0)
Treasury stock used for new issuances	(0.5)	(14.8)	(0.5)	14.8	—	—	—
Shares issued to settle convertible debt	6.6	651.5	—	—	—	—	651.5
Settlement of convertible debt	—	(810.7)	—	—	—	—	(810.7)
Share-based compensation	—	41.3	—	—	—	—	41.3
Cash dividend	—	—	—	—	—	(90.4)	(90.4)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	265.0	2,542.6	12.6	(485.8)	(21.1)	3,465.6	5,501.3
Net Income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	0.7	18.6	—	—	—	—	18.6
Restricted stock unit and stock appreciation right withholdings	(0.1)	(14.4)	—	—	—	—	(14.4)
Treasury stock used for new issuances	(0.6)	(18.8)	(0.6)	18.8	—	—	—
Shares issued to settle convertible debt	7.3	768.7					768.7
Settlement of convertible debt	—	(859.4)					(859.4)
Share-based compensation	—	50.4	—	—	—	—	50.4
Cash dividend	—	—	—	—	—	(95.3)	(95.3)
Balance at September 30, 2020	272.3	$2,487.7	12.0	$(467.0)	$(20.9)	$3,443.9	$5,443.7

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021 or for any other period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to U.S. GAAP for applying guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2020 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2020		September 30, 2020
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,286.2	$784.6	$2,574.0	$1,561.0
Technology licensing	23.3	23.3	45.2	45.2
Total	$1,309.5	$807.9	$2,619.2	$1,606.2

The following table represents net sales and gross profit for each segment for the three and six months ended September 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	September 30, 2019		September 30, 2019
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,314.6	$804.3	$2,618.6	$1,600.9
Technology licensing	23.2	23.2	41.8	41.8
Total	$1,337.8	$827.5	$2,660.4	$1,642.7

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Microcontrollers	$703.1	$697.8	$1,419.5	$1,406.1
Analog	361.7	393.9	731.9	780.3
FPGA	108.4	93.2	195.2	184.2
LMO	136.3	152.9	272.6	289.8
Total net sales	$1,309.5	$1,337.8	$2,619.2	$2,660.4

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the LMO product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Distributors	$663.2	$666.1	$1,322.1	$1,331.2
Direct customers	623.0	648.5	1,251.9	1,287.4
Licensees	23.3	23.2	45.2	41.8
Total net sales	$1,309.5	$1,337.8	$2,619.2	$2,660.4

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

Substantially all of the Company's net sales are recognized from contracts with customers.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$73.6	$108.9	$197.2	$159.6
Basic weighted average common shares outstanding	256.0	238.4	251.9	238.1
Dilutive effect of stock options and RSUs	3.4	3.6	3.0	3.6
Dilutive effect of 2015 Senior Convertible Debt	5.5	13.3	6.4	12.9
Dilutive effect of 2017 Senior Convertible Debt	1.7	—	0.9	—
Dilutive effect of 2017 Junior Convertible Debt	1.1	—	0.6	—
Diluted weighted average common shares outstanding	267.7	255.3	262.8	254.6
Basic net income per common share	$0.29	$0.46	$0.78	$0.67
Diluted net income per common share	$0.27	$0.43	$0.75	$0.63

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three and six months ended September 30, 2020 and 2019.

The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company intends to settle the principal amount of the Convertible Debt in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
2015 Senior Convertible Debt	$60.98	$61.92	$61.10	$62.05
2017 Senior Convertible Debt	$95.09	$96.55	$95.27	$96.76
2017 Junior Convertible Debt	$93.42	$94.86	$93.60	$95.06

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				September 30,	March 31,
				2020	2020
Senior Secured Indebtedness
Revolving Credit Facility				$1,919.6	$2,388.5
Term Loan Facility				1,705.7	1,723.5
Bridge Loan Facility				—	615.0
4.333% 2023 Notes	4.333%	4.7%		1,000.0	1,000.0
3.922% 2021 Notes	3.922%	4.5%		1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%		1,000.0	—
Senior Unsecured Indebtedness
4.250% 2025 Notes	4.250%	4.6%		1,200.0	—
Total Senior Indebtedness				7,825.3	6,727.0
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt	1.625%	6.0%	$802.2	1,044.3	2,070.0
2015 Senior Convertible Debt	1.625%	5.9%	$262.0	312.4	1,110.0
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$321.1	686.3	686.3
Total Convertible Debt				2,043.0	3,866.3

Gross long-term debt including current maturities				9,868.3	10,593.3
Less: Debt discount (2)				(641.6)	(1,043.2)
Less: Debt issuance costs (3)				(49.2)	(67.9)
Net long-term debt including current maturities				9,177.5	9,482.2
Less: Current maturities (4)				(996.1)	(608.8)
Net long-term debt				$8,181.4	$8,873.4

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

(2) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2020	2020
Bridge Loan Facility	$—	$(3.1)
4.333% 2023 Notes	(2.9)	(3.5)
3.922% 2021 Notes	(1.2)	(2.1)
2.670% 2023 Notes	(2.7)	—
4.250% 2025 Notes	(14.2)	—
2017 Senior Convertible Debt	(239.0)	(504.2)
2015 Senior Convertible Debt	(49.4)	(192.9)
2017 Junior Convertible Debt	(332.2)	(337.4)
Total unamortized discount	$(641.6)	$(1,043.2)

(3) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2020	2020
Revolving Credit Facility	$(12.3)	$(14.6)
Term Loan Facility	(13.2)	(14.6)
Bridge Loan Facility	—	(3.1)
4.333% 2023 Notes	(6.6)	(7.7)
3.922% 2021 Notes	(2.7)	(4.8)
2.670% 2023 Notes	(1.6)	—
4.250% 2025 Notes	(1.9)	—
2017 Senior Convertible Debt	(6.1)	(13.0)
2015 Senior Convertible Debt	(1.8)	(7.0)
2017 Junior Convertible Debt	(3.0)	(3.1)
Total debt issuance costs	$(49.2)	$(67.9)

(4) As of September 30, 2020, current maturities consist of the 3.922% 2021 Notes which are due June 1, 2021. As of March 31, 2020, current maturities included the Bridge Loan Facility.

Expected maturities relating to the Company’s debt obligations as of September 30, 2020 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2021	$—
2022	1,000.0
2023	—
2024	3,919.6
2025	312.4
Thereafter	4,636.3
Total	$9,868.3

Ranking of Convertible Debt - The Convertible Debt are unsecured obligations which are subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness. The Junior Subordinated Convertible Debt is expressly subordinated in right of payment to any existing and future senior debt of the Company (including the Senior Indebtedness and the Senior Subordinated Convertible Debt) and is structurally subordinated in right of payment to the liabilities of the Company's subsidiaries.  The Senior Subordinated Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it, including the Junior Subordinated Convertible Debt; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified Conversion Rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the Conversion Price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter or (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable Conversion Price at such time, the applicable Conversion Rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable Conversion Rate exceed the applicable Maximum Conversion Rate specified in the indenture for the applicable series of Convertible Debt (see table below).

The following table sets forth the applicable Conversion Rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable Incremental Share Factors and Maximum Conversion Rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2020
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt (1)	10.5359	$94.91	5.2679	15.0136
2015 Senior Convertible Debt (1)	16.4300	$60.86	8.2150	23.0019
2017 Junior Convertible Debt (1)	10.7240	$93.25	5.3621	15.0136

(1) As of September 30, 2020, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were not convertible. As of September 30, 2020, the holders of the 2015 Senior Convertible Debt have the right to convert their notes between October 1, 2020 and December 31, 2020 because the Company's common stock price has exceeded the Conversion Price by 130% for the specified period of time during the quarter ended September 30, 2020. As of September 30, 2020, the adjusted conversion rate for the 2015 Senior Convertible Debt would be increased to 19.7793 shares of common stock per $1,000 principal amount of notes based on the closing common stock price of $102.76 to include an additional maximum incremental share rate per the terms of the indenture. As of September 30, 2020, the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt had a value if converted above par of $129.5 million, $322.5 million and $105.0 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Debt issuance amortization	$3.7	$3.3	$7.8	$6.6
Debt discount amortization	1.6	0.7	3.1	1.4
Interest expense	59.4	74.9	112.1	153.6
Total interest expense on Senior Indebtedness	64.7	78.9	123.0	161.6
Debt issuance amortization	0.5	1.0	1.2	1.9
Debt discount amortization	16.2	29.6	40.0	58.8
Coupon interest expense	10.8	19.3	26.1	38.6
Total interest expense on Convertible Debt	27.5	49.9	67.3	99.3
Other interest expense	1.1	0.8	2.1	1.3
Total interest expense	$93.3	$129.6	$192.4	$262.2

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 6.4 years, 4.4 years, and 16.4 years for the 2017 Senior Convertible Debt, 2015 Senior Convertible Debt and 2017 Junior Convertible Debt, respectively.

In August 2020, the Company settled, in privately negotiated transactions that are accounted for as induced conversions, (i) $414.3 million aggregate principal amount of its 2015 Senior Convertible Debt for $414.3 million in cash and 5.2 million shares of the Company's common stock valued at $547.6 million for total consideration of $961.8 million, of which $351.7 million was allocated to the fair value of the liability component and $592.3 million was allocated to the reacquisition of the equity component, and (ii) $381.8 million aggregate principal amount of its 2017 Senior Convertible Debt for $381.8 million in cash and 2.1 million shares of the Company's common stock valued at $221.1 million for total consideration of $602.9 million, of which $299.0 million was allocated to the fair value of the liability component and $292.2 million was allocated to the reacquisition of the equity component. The consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement, resulting in a net loss on inducement and settlement of debt of $45.1 million. The Company used borrowings under its Revolving Credit Facility to finance the cash portion of its 2015 Senior Convertible Debt and 2017 Senior Convertible Debt settlement transactions.

In June 2020, the Company used a portion of the proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes (as further defined below) to (i) repay $615.0 million in borrowings under the Bridge Loan Facility resulting in a loss on settlement of debt of $5.3 million consisting of unamortized financing fees, (ii) settle $383.3 million aggregate principal amount of the Company's 2015 Senior Convertible Debt and $643.9 million aggregate principal amount of the Company's 2017 Senior Convertible Debt, and (iii) repay a portion of the amount outstanding under the Company's existing Revolving Credit Facility as well as for general corporate purposes (the "June 2020 Settlements"). The Company settled, in separate privately negotiated transactions that are accounted for as induced conversions, (i) $383.3 million aggregate principal amount of its 2015 Senior Convertible Debt for $383.3 million in cash and 4.1 million shares of the Company's common stock valued at $405.1 million for total consideration of $788.4 million, of which $314.4 million was allocated to the fair value of the liability component and $464.4 million was allocated to the reacquisition of the equity component, and (ii) $643.9 million aggregate principal amount of its 2017 Senior Convertible Debt for $643.9 million in cash and 2.5 million shares of the Company's common stock valued at $246.4 million for total consideration of $890.3 million, of which $481.0 million was allocated to the fair value of the liability component and $390.9 million was allocated to the reacquisition of the equity component. The consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement, resulting in a net loss on inducement and settlement of debt of $21.5 million.

In March 2020, the Company settled, in privately negotiated transactions that are accounted for as induced conversions, $615.0 million aggregate principal amount of its 2015 Senior Convertible Debt for $615.0 million in cash and 5.2 million shares of the Company's common stock valued at $351.8 million for total consideration of $966.8 million. In addition, the Company also entered into a Bridge Loan Facility, which provides for a term loan facility for an aggregate principal amount of $615.0 million to finance the cash portion of its 2015 Senior Convertible Debt settlement transaction.
Senior Notes

2.670% 2023 Notes and 4.250% 2025 Notes

In May 2020, the Company issued $1.00 billion aggregate principal amount of 2.670% 2023 Notes and $1.20 billion aggregate principal amount of 4.250% 2025 Notes in a private placement. In connection with the issuance of these notes, the Company incurred issuance costs of $3.8 million and recorded a debt discount of $18.0 million for fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt. The Company used proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes to fund the June 2020 Settlements. The 2.670% 2023 Notes mature on September 1, 2023 and interest accrues at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.

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

The 2.670% 2023 Notes and 4.250% 2025 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Company's Senior Credit Facilities, and under the Company's existing Senior Secured Notes. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Company's existing Senior Credit Facilities or certain other indebtedness of the Company will guarantee the 2.670% 2023 Notes and 4.250% 2025 Notes.

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

4.333% 2023 Notes and 3.922% 2021 Notes

In May 2018, the Company issued $1.00 billion aggregate principal amount of 3.922% 2021 Notes and $1.00 billion aggregate principal amount of 4.333% 2023 Notes (together, the "Senior Secured Notes") in a private placement. In connection with the issuance of these notes, the Company incurred issuance costs of $24.4 million and recorded a debt discount of $10.5 million for fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt. The 3.922% 2021 Notes mature on June 1, 2021 and the 4.333% 2023 Notes mature on June 1, 2023. Interest on the 3.922% 2021 Notes accrues at a rate of 3.922% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Interest on the 4.333% 2023 Notes accrues at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.

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
Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3-Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at September 30, 2020 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair values of the Company's Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility at September 30, 2020 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations as of September 30, 2020 and March 31, 2020 (in millions):

	September 30, 2020		March 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Revolving Credit Facility	$1,907.3	$1,919.6	$2,373.9	$2,388.5
Term Loan Facility	1,692.5	1,705.7	1,708.9	1,723.5
Bridge Loan Facility	—	—	608.8	615.0
4.333% 2023 Notes	990.5	1,077.1	988.8	990.0
3.922% 2021 Notes	996.1	1,021.8	993.1	985.0
2.670% 2023 Notes	995.7	1,036.0	—	—
4.250% 2025 Notes	1,183.9	1,246.8	—	—
2017 Senior Convertible Debt	799.2	1,608.9	1,552.8	2,130.3
2015 Senior Convertible Debt	261.2	695.9	910.1	1,601.8
2017 Junior Convertible Debt	351.1	1,040.2	345.8	656.2
Total	$9,177.5	$11,352.0	$9,482.2	$11,090.3

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,349.8	$(2,346.4)	$5,003.4
Customer-related	835.1	(656.8)	178.3
In-process research and development	7.7	—	7.7
Distribution rights and other	126.0	(59.6)	66.4
Total	$8,318.6	$(3,062.8)	$5,255.8

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,331.9	$(1,924.6)	$5,407.3
Customer-related	903.6	(674.7)	228.9
In-process research and development	8.8	—	8.8
Distribution rights and other	126.0	(68.7)	57.3
Total	$8,370.3	$(2,668.0)	$5,702.3

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2021 through fiscal 2025, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2021	$492.7
2022	$906.7
2023	$702.5
2024	$625.0
2025	$508.1

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amortization expense charged to cost of sales	$2.6	$2.4	$4.5	$4.6
Amortization expense charged to operating expense	244.2	255.7	494.0	514.4
Total amortization expense	$246.8	$258.1	$498.5	$519.0

There were no impairment charges in the three and six months ended September 30, 2020 and in the three months ended September 30, 2019. The Company recognized impairment charges of $0.5 million in the six months ended September 30, 2019.

The following shows the goodwill balance as of September 30, 2020 and March 31, 2020 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,645.6	$19.2

At March 31, 2020, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2020, the Company has never recorded an impairment charge against its goodwill balance.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2020	2020
Trade accounts receivable	$897.4	$924.1
Other	10.5	14.8
Total accounts receivable, gross	907.9	938.9
Less allowance for expected credit losses	4.2	4.9
Total accounts receivable, net	$903.7	$934.0

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2020	2020
Raw materials	$104.9	$92.3
Work in process	403.7	441.7
Finished goods	152.8	151.7
Total inventories	$661.4	$685.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2020	2020
Land	$83.4	$83.4
Building and building improvements	661.4	659.5
Machinery and equipment	2,169.5	2,123.1
Projects in process	80.3	100.1
Total property, plant and equipment, gross	2,994.6	2,966.1
Less accumulated depreciation and amortization	2,172.5	2,090.0
Total property, plant and equipment, net	$822.1	$876.1

Depreciation expense attributed to property, plant and equipment was $39.0 million and $80.1 million for the three and six months ended September 30, 2020, respectively, compared to $39.5 million and $85.7 million for the three and six months ended September 30, 2019 respectively.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2020	2020
Accrued compensation and benefits	$159.7	$137.5
Income taxes payable	16.1	38.0
Sales related reserves	343.2	353.0
Current portion of lease liabilities	40.2	44.5
Accrued expenses and other liabilities	203.0	208.8
Total accrued liabilities	$762.2	$781.8

Note 10. Commitments and Contingencies

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $168.1 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2020, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues. Following the dismissal of the Federal Derivative Litigation, on October 1, 2019, the court granted the parties' joint request for a temporary stay. On January 30, 2020, the court lifted the temporary stay. An amended complaint was filed on February 28, 2020. Defendants filed their motions to dismiss the amended complaint on April 24, 2020. The parties stipulated to plaintiff's request to file a second amended complaint, and the pending motions to dismiss were withdrawn as moot. A second amended complaint was filed on July 27, 2020. On September 17, 2020, the Company filed a motion to stay proceedings, and the Company and the individual defendants filed motions to dismiss. On November 2, 2020, the court entered the order to stay this matter until January 20, 2021.

Peterson, et al. v. Sanghi, et al.  On October 9, 2018, four former officers of Microsemi Corporation filed a lawsuit in the Superior Court of California in Orange County against the Company, Steve Sanghi, Eric Bjornholt, Ganesh Moorthy and Mitch Little asserting claims for slander per se, libel per se, trade libel, and violations of California Business and Professions Code Section 17200 ("UCL"). Among other things, the plaintiffs in this matter allege that statements the Microchip executives made about excess shipments of products by Microsemi into the distribution channel were defamatory and that Microchip executives, including Mr. Sanghi, made false statements about Microsemi's shipments of products into the distribution channel, about certain Microsemi business practices and about the relative strength of the financial results of Microchip and Microsemi for the June 2018 quarter. On November 8, 2018, defendants removed the action to the United States District Court for the Central District of California, Case No. 18-cv-02000-JLS. Defendants moved to dismiss, and, following the Court's ruling, Plaintiffs filed an amended complaint that dropped the trade libel and UCL claims. The plaintiffs were seeking compensatory damages in excess of $100 million, punitive damages in excess of $300 million, as well as injunctive relief, and attorneys' fees and costs. In March 2020, the parties settled this matter, and the matter was later dismissed with prejudice.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all related costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, currently alleged to be $218.3 million. The Company's Atmel subsidiaries intend to defend this action vigorously.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2020, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for incomes taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. The Company’s effective tax rates for the six months ended September 30, 2020 and September 30, 2019 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

The Company's effective tax rates for the three and six months ended September 30, 2020 were higher compared to the prior year primarily due to an increase in pretax earnings and a non-recurring expense associated with the tax impact of the Altera decision (as further described below), partially offset by a $60.9 million non-recurring tax benefit related to the intra-group transfer of certain intellectual property rights, which reduced the Company's effective tax rate for the six months ended September 30, 2020 by 34.2%. The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of GILTI in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta, and Ireland.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, the Company recorded a cumulative income tax expense of $25.2 million during the six months ended September 30, 2020.

In April 2020, the Company became aware of a withholding tax regulation that could be interpreted to apply to certain of the Company’s previous intra-group transactions.  During the six months ended September 30, 2020, the Company evaluated the interpretations of these rules as it applies to the Company’s facts and circumstances for tax years remaining open under the applicable statutes of limitation and in response the Company recorded an immaterial income tax expense during the period. The Company will evaluate new information as it becomes available and assess its effect to the tax provision.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of sales (1)	$6.0	$5.2	$12.4	$10.1
Research and development	24.5	22.3	45.0	41.8
Selling, general and administrative	19.2	17.8	34.7	34.1
Pre-tax effect of share-based compensation	49.7	45.3	92.1	86.0
Income tax benefit	10.7	9.9	19.8	19.0
Net income effect of share-based compensation	$39.0	$35.4	$72.3	$67.0

(1) During the three and six months ended September 30, 2020, $3.4 million and $7.4 million, respectively, of share-based compensation expense was capitalized to inventory, and $6.0 million and $12.4 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2019, $5.5 million and $10.3 million, respectively, of share-based compensation expense was capitalized to inventory, and $5.2 million and $10.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

As of September 30, 2020, 15.0 million shares of common stock remained available for repurchase under the existing share repurchase program. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three and six months ended September 30, 2020. Shares repurchased are recorded as treasury shares and used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2020, the Company had approximately 12.0 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2020 (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2020	$(5.1)	$(16.5)	$(21.6)
Other comprehensive (loss) income before reclassifications	(3.4)	3.5	0.1
Reclassification of realized transactions	0.6	—	0.6
Net other comprehensive (loss) income	(2.8)	3.5	0.7
Balance at September 30, 2020	$(7.9)	$(13.0)	$(20.9)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,		Related Statement of Income Line
Description of AOCI Component	2020	2019	2020	2019
Amortization of actuarial loss	$(0.3)	$(0.2)	$(0.6)	$(0.4)	Other income (loss), net

Note 15. Dividends

A quarterly cash dividend of $0.3680 per share was paid on September 4, 2020 in the aggregate amount of $95.3 million.  A quarterly cash dividend of $0.3685 per share was declared on November 5, 2020 and will be paid on December 4, 2020 to stockholders of record as of November 20, 2020. The Company expects the December 2020 payment of its quarterly cash dividend to be approximately $96.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 41 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•The impact of the COVID-19 pandemic on demand for our products;
•That the COVID-19 pandemic could adversely impact our business in the fiscal quarter ended December 31, 2020 or in future periods;
•That local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders;
•Our belief that our actions to combat the spread of the COVID-19 virus will help preserve the health of our team members, customers, suppliers, visitors to our facilities, people with whom we conduct business and our communities, and allow us to safely continue operations;
•Our inability to predict how the COVID-19 pandemic, and actions taken by others in response to it, will affect our business;
•The effects that uncertain global economic conditions and fluctuations in the global credit and equity markets may have on our financial condition and results of operations;
•The effects and amount of competitive pricing pressure on our product lines and modest pricing declines in certain of our more mature proprietary product lines;
•Our ability to moderate future average selling price declines;
•The effect of product mix, capacity utilization, yields, fixed cost absorption, competition and economic conditions on gross margin;
•The amount of, and changes in, demand for our products and those of our customers;
•The impact of national security protections, trade restrictions and changes in tariffs, including those impacting China;
•Our expectation that in the future we will acquire additional businesses that we believe will complement our existing businesses;
•Our expectation that in the future we will enter into joint development agreements or other strategic relationships with other companies;
•The level of orders that will be received and shipped within a quarter, including the impact of our product lead times;
•Our expectation that our December 2020 days of inventory levels will be down 4 days to up 4 days compared to the September 2020 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;
•The effect that distributor and customer inventory holding patterns will have on us;
•Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•Our belief that our direct sales personnel combined with our distributors provide an effective means of reaching our customer base;
•The accuracy of our estimates of the useful life and values of our property, assets and other liabilities;
•Our ability to increase the proprietary portion of our analog product line and the effect of such an increase;
•Our belief that our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs;
•The impact of any supply disruption we may experience;
•Our ability to effectively utilize our facilities at appropriate capacity levels and anticipated costs;
•That we adjust capacity utilization to respond to actual and anticipated business and industry-related conditions;
•That manufacturing costs will be reduced by transition to advanced process technologies;
•Our ability to maintain manufacturing yields;
•Continuing our investments in new and enhanced products;

•The cost effectiveness of using our own assembly and test operations;
•The cost savings from re-purposing Fab 5 for the manufacture of discrete and specialty products in addition to a lower volume of a diversified set of standard products and transferring the manufacture of certain higher volume products to other facilities;
•Our anticipated level of capital expenditures;
•Continuation and amount of quarterly cash dividends;
•The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;
•The impact of seasonality on our business;
•Our belief that our IT system compromise has not had a material adverse effect on our business or resulted in any material damage to us;
•Our expectation that we will continue to be the target of attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems;
•The accuracy of our estimates used in valuing employee equity awards;
•That the resolution of legal actions will not have a material effect on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•The accuracy of our estimated tax rate;
•Our belief that the expiration of any tax holidays will not have a material impact on our effective tax rate;
•The impact of the geographical dispersion of our earnings and losses on our effective tax rate;
•Our belief that the estimates used in preparing our condensed consolidated financial statements are reasonable;
•Our actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis;
•Our ability to obtain patents and intellectual property licenses and minimize the effects of litigation;
•The level of risk we are exposed to for product liability claims or indemnification claims;
•The effect of fluctuations in market interest rates on our income and/or cash flows;
•The effect of fluctuations in currency rates;
•That we could increase our borrowings or seek additional equity or debt financing to maintain or expand our facilities, or to fund cash dividends, share repurchases, acquisitions or other corporate activities, and that the timing and amount of such financing requirements will depend on a number of factors;
•Our intention to satisfy the lesser of the principal amount or the conversion value of our Convertible Debt in cash;
•Our intention to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts;
•Changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings;
•Our ability to collect accounts receivable; and
•The impact that the 2020 U.S. elections, and any resulting legislative policy changes, could have on our business and trading price of our stock.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of COVID-19 developments followed by a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources", "Contractual Obligations" and "Off-Balance Sheet Arrangements."

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

In the three months ended September 30, 2020, demand for our products that serve certain markets, such as automotive, broad based industrial, consumer and home appliances, began to recover from the adverse demand fluctuations caused by the COVID-19 pandemic. Additionally, demand for our products that support the stay-at-home economy, such as datacenters, communications infrastructure, computers, printers and monitors, reverted to normal demand levels. While we have a diverse customer base operating in diverse industries, the extent of the impact of the COVID-19 pandemic on demand for our products depends on unpredictable future developments.

At this time, our global manufacturing sites and our logistics channels are fully operational and local restrictions related to the COVID-19 pandemic have eased. However, the pandemic could adversely impact our business in the fiscal quarter ended December 31, 2020 and could adversely impact our business in future periods if the number of COVID-19 cases increases. In the future, local governments could require us to temporarily reduce production or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

Our efforts to combat the COVID-19 pandemic include the following:

•We require social distancing, and have established distancing protocols at our facilities. We currently prohibit visitors, have suspended business travel, have suspended attendance at conferences and other gatherings, and require team members to work from home to the extent possible. Where work from home is not possible, all on-site team members are requested to take their temperatures before arriving to work, stay home if they do not feel well, stay home if they have been exposed to someone with the COVID-19 virus or its symptoms, maintain a safe distance from others, wash their hands frequently, and wear a mask if they choose. We clean high touch surfaces daily.

•In partnership with our suppliers, we have evaluated our supply chain to identify gaps or weak points. In order to ensure continuity, in some cases, we have qualified alternative suppliers and increased our inventory of raw materials.

•We have added assembly and test capacity to provide redundant manufacturing capability through our network of subcontractors.

•We have implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs, reducing discretionary spending, and limiting capital expenditures.

•We are working with government authorities in the areas where we have a significant footprint. We continue to update ourselves on government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members across the globe.

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

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, microprocessors, FPGA products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and MOSFETS, RF, timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial EEPROM, Serial Flash memories, Parallel Flash memories, Serial EERAM and Serial SRAM. We also license Flash-IP solutions that are incorporated in a broad range of products.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, RF and analog products that require embedded non-volatile memory.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors.  Our distributors focus primarily on servicing the product and technical support requirements of a broad base of diverse customers.  We believe that our direct sales personnel combined with our distributors provide an effective means of reaching this broad and diverse customer base.  Our direct sales force focuses primarily on major strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and support centers in major metropolitan areas in North America, Europe and Asia.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our CEMs, ESEs, and sales management personnel have technical degrees and have been previously employed in an engineering environment.  We believe that the technical and business knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to strategic accounts and to conduct periodic training sessions for CEMs and distributor sales teams.  ESEs also frequently conduct technical seminars for our customers in major cities around the world or through online webcasts, and work closely with our distributors to provide technical assistance and end-user support.

See "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry," on page 46 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2021 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.3	38.1	38.7	38.3
Gross profit	61.7	61.9	61.3	61.7

Research and development	15.3	16.4	15.2	16.5
Selling, general and administrative	11.1	12.9	11.1	12.8
Amortization of acquired intangible assets	17.7	18.6	17.8	18.6
Special charges and other, net	0.3	0.3	0.2	0.4
Operating income	17.3%	13.7%	17.0%	13.4%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$1,309.5	$1,337.8	(2.1)%	$2,619.2	$2,660.4	(1.5)%

The decreases in net sales in the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019 were primarily due to adverse demand fluctuations in the markets we serve. The net sales value of inventory at our distributor customers increased $22.0 million and $38.5 million during the three and six months ended September 30, 2020, respectively, compared to a decrease of $8.6 million and $35.8 million during the three and six months ended September 30, 2019, respectively. Excluding the impact of changes in distributor inventory levels on net sales, demand decreased by 4.4% and 4.3% in the three and six months ended September 30, 2020, respectively, compared to the three and six months ended September 30, 2019, respectively, and was negatively impacted by general economic conditions and the impact of the COVID-19 pandemic. These adverse conditions did not impact each of the end markets we serve in the same manner. For instance, in the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019, we experienced relatively weaker demand for our products that are used in the consumer, automotive and industrial markets and relatively stronger demand for our products that are used in the computing and communications markets. Due to the size, complexity and diversity of our customer base, we are not able to quantify the impact that general economic conditions and the COVID-19 pandemic had on each of our end markets.

Other factors that we believe contributed to changes in our reported net sales for the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:

•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and six months ended September 30, 2020 compared to the same prior year periods. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products did not change significantly during the three and six months ended September 30, 2020 compared to the same prior year periods.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
Microcontrollers	$703.1	53.7	$697.8	52.2	$1,419.5	54.2	$1,406.1	52.9
Analog	361.7	27.6	393.9	29.4	731.9	27.9	780.3	29.3
FPGA	108.4	8.3	93.2	7.0	195.2	7.5	184.2	6.9
LMO	136.3	10.4	152.9	11.4	272.6	10.4	289.8	10.9
Total net sales	$1,309.5	100.0	$1,337.8	100.0	$2,619.2	100.0	$2,660.4	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 53.7% and 54.2% of our net sales for the three and six months ended September 30, 2020, respectively, compared to approximately 52.2% and 52.9% of our net sales for the three and six months ended September 30, 2019, respectively.

Net sales of our microcontroller products increased 0.8% and 1.0% in the three and six months ended September 30, 2020, respectively, compared to the three and six months ended September 30, 2019. These sales increases were due primarily to strength in the computing and communications markets, partially offset by weakness in the consumer, automotive and industrial markets.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 27.6% and 27.9% of our net sales for the three and six months ended September 30, 2020, respectively, compared to approximately 29.4% and 29.3% of our net sales for the three and six months ended September 30, 2019, respectively.

Net sales from our analog product line decreased 8.2% and 6.2% in the three and six months ended September 30, 2020, respectively, compared to the three and six months ended September 30, 2019. These sales decreases were primarily due to products which originated from our acquisition of Microsemi that had greater exposure to Huawei and more concentration in the communications, commercial aviation and aerospace markets. Shipments to Huawei were halted due to the U.S. Commerce Department ban on selling products or technology to certain Chinese companies.

Currently, we consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products. We may be unable to maintain the average selling prices of our analog product line as a result of increased pricing pressure in the future, which would adversely affect our operating results. We anticipate the proprietary portion of our analog product line will increase over time.

FPGA

Sales of our FPGA products accounted for approximately 8.3% and 7.5% of our net sales for the three and six months ended September 30, 2020, respectively, compared to approximately 7.0% and 6.9% of our net sales for the three and six months ended September 30, 2019, respectively.

Net sales of our FPGA products increased 16.3% and 6.0% in the three and six months ended September 30, 2020, respectively, compared to the three and six months ended September 30, 2019. These sales increases were primarily due to favorable demand fluctuations for FPGA products in the markets we serve.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and are frequently designed into long-lived end applications.

LMO

Our LMO product line includes royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 10.4% of our net sales for each of the three and six months ended September 30, 2020, compared to approximately 11.4% and 10.9% of our net sales for the three and six months ended September 30, 2019, respectively.

Net sales related to these services and products decreased 10.9% and 5.9% in the three and six months ended September 30, 2020, respectively, compared to the three and six months ended September 30, 2019. LMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 51% of our net sales in each of the three and six months ended September 30, 2020, compared to approximately 50% of our net sales in each of the three and six months ended September 30, 2019. With the exception of Arrow Electronics, our largest distributor, which represented 11% of our net sales in the three and six months ended September 30, 2019 no other distributor or end customer accounted for more than 10% of our net sales in the three and six months ended September 30, 2020 and September 30, 2019. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2020, our distributors maintained 30 days of inventory of our products compared to 29 days at March 31, 2020.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 27 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
Americas	$345.4	26.4	$354.7	26.5	$688.4	26.3	$701.3	26.4
Europe	237.6	18.1	303.1	22.7	482.9	18.4	594.2	22.3
Asia	726.5	55.5	680.0	50.8	1,447.9	55.3	1,364.9	51.3
Total net sales	$1,309.5	100.0	$1,337.8	100.0	$2,619.2	100.0	$2,660.4	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 76% of our total net sales in each of the three and six months ended September 30, 2020 compared to approximately 79% of our total net sales in each of the three and six months ended September 30, 2019. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total sales decreased in the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019 primarily due to the impact of the COVID-19 pandemic on our customers that service the automotive and industrial markets in Europe. Sales to customers in Asia as a percentage of total sales increased in the three and six months ended September 30, 2020 compared to the three and six months ended September 30, 2019 due to the fact that the COVID-19 pandemic was largely under control in China and Taiwan, which represent the highest percentage of our net sales in Asia, during the three and six months ended September 30, 2020, and therefore, the geography returned to higher levels of demand. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2020 was $807.9 million, or 61.7% of net sales, compared to $827.5 million, or 61.9% of net sales, in the three months ended September 30, 2019. Our gross profit in the six months ended September 30, 2020 was $1,606.2 million, or 61.3% of net sales, compared to $1,642.7 million, or 61.7% of net sales, in the six months ended September 30, 2019. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
$827.5	61.9	$1,642.7	61.7	Three and six months ended September 30, 2019
(17.5)	—	(27.6)	—	Decrease in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
(3.3)	(0.3)	(9.9)	(0.4)	Impact of unabsorbed capacity charges
2.2	0.2	(0.8)	—	Impact of lower (higher) costs per unit related to sold inventory
0.1	—	3.4	0.1	Increase in net sales to licensing customers, which has no associated cost of sales
(1.1)	(0.1)	(1.7)	(0.1)	Impact of excess and obsolete inventories
—	—	0.1	—	Other individually immaterial factors
$807.9	61.7	$1,606.2	61.3	Three and six months ended September 30, 2020

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and six months ended September 30, 2020, we operated at below normal capacity levels due to lower demand for our products primarily related to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $12.2 million and $26.1 million, respectively, compared to unabsorbed capacity charges of $8.9 million and $16.2 million in the three and six months ended September 30, 2019, respectively. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Costs per unit related to sold inventory - Our product cost per unit may fluctuate over time due to cost of materials and other factors and also fluctuate based on the mix of products sold. During the three months ended September 30, 2020, product mix resulted in $2.2 million lower cost of goods sold and increase in gross profit than the comparable metric in the three months ended September 30, 2019. During the six months ended September 30, 2020, product mix resulted in $0.8 million higher cost of goods sold and decrease in gross profit than the comparable metric in the six months ended September 30, 2019.

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

Our overall inventory levels were $661.4 million at September 30, 2020, compared to $685.7 million at March 31, 2020. We maintained 120 days of inventory on our balance sheet at September 30, 2020 compared to 122 days of inventory at March 31, 2020. We expect our days of inventory levels in the December 2020 quarter to be down 4 days to up 4 days compared to the September 2020 levels. We believe our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog, FPGA, memory products, and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve.

During fiscal 2020, we announced our intention to re-purpose Fab 5 to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. In connection with these efforts, we reduced the clean room footprint and transferred certain higher volume products from Fab 5 to our 8-inch wafer fabrication facilities in Arizona and Oregon. We anticipate that these actions will result in significant cost savings over the next several years. In fiscal 2020, we incurred $18.0 million in costs associated with these actions and during the six months ended September 30, 2020, we incurred $4.0 million in such costs, all of which have been recorded within the special charges and other, net line item in our statements of income. We expect to incur less than $4.0 million in the second half of fiscal 2021 for the remaining associated costs of these restructuring activities.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 47% of our assembly requirements were performed in our internal assembly facilities in each of the three and six months ended September 30, 2020 compared to approximately 45% during each of the three and six months ended September 30, 2019.  Approximately 55% of our test requirements were performed in our internal test facilities in each of the three and six months ended September 30, 2020 compared to approximately 54% during each of the three and six months ended September 30, 2019.  The increases in the percentage of assembly and test operations that were performed internally in fiscal 2021 compared to fiscal 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of the three and six months ended September 30, 2020 and September 30, 2019.

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

Research and Development

R&D expenses for the three months ended September 30, 2020 were $199.8 million, or 15.3% of net sales, compared to $219.8 million, or 16.4% of net sales, for the three months ended September 30, 2019. R&D expenses for the six months ended September 30, 2020 were $397.8 million, or 15.2% of net sales, compared to $438.9 million, or 16.5% of net sales, for the six months ended September 30, 2019. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $20.0 million, or 9.1%, for the three months ended September 30, 2020 over the same period last year.  R&D expenses decreased $41.1 million, or 9.4%, for the six months ended September 30, 2020 over the same period last year. The primary reason for the decreases in R&D costs was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2020 were $144.7 million, or 11.1% of net sales, compared to $172.3 million, or 12.9% of net sales, for the three months ended September 30, 2019. Selling, general and administrative expenses for the six months ended September 30, 2020 were $291.0 million, or 11.1% of net sales, compared to $340.2 million, or 12.8% of net sales, for the six months ended September 30, 2019.  Our goal is to continue to be more efficient with our operating expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses.  Selling, general and administrative expenses also include costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $27.6 million, or 16.0%, for the three months ended September 30, 2020 over the same period last year.  Selling, general and administrative expenses decreased $49.2 million, or 14.5%, for the six months ended September 30, 2020 over the same period last year.  The primary reason for the decreases in selling, general and administrative expenses was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2020 was $232.9 million and $468.3 million, respectively, compared to $248.2 million and $496.7 million for the three and six months ended September 30, 2019, respectively. The primary reason for the decreases in acquired intangible asset amortization was lower amortization from our acquisition of Microsemi and from our prior acquisitions.

Special Charges and Other, Net

During the three and six months ended September 30, 2020, we incurred special charges and other, net of $4.3 million and $4.6 million, respectively. During the three and six months ended September 30, 2019, we incurred special charges and other, net of $3.6 million and $11.7 million, respectively. The costs incurred during the six months ended September, 30 2020 were primarily related to restructuring of our wafer fabrication operations. Other restructuring expenses incurred during the six months ended September 30, 2020 and September 30, 2019 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2020 was $0.3 million and $0.6 million, respectively, compared to $1.0 million and $1.7 million, respectively, for the three and six months ended September 30, 2019.

Interest expense in the three and six months ended September 30, 2020 was $93.3 million and $192.4 million, respectively, compared to $129.6 million and $262.2 million, respectively, for the three and six months ended September 30, 2019. The primary reason for the decreases in interest expense relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During the three and six months ended September 30, 2020, we recognized losses of $45.1 million and $71.9 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt as well as the payment of all amounts outstanding under our Bridge Loan Facility. The net losses recognized on the settlement of our Convertible Debt are comprised of two components i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date. During the three and six months ended September 30, 2019, we recognized losses of $0.1 million and $2.0 million, respectively, in connection with the amendment to our Revolving Credit Facility and the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility.

Other income, net in the three months ended September 30, 2020 was $0.7 million compared to other expense, net of $1.4 million for the three months ended September 30, 2019. Other expense, net in the six months ended September 30, 2020 was $2.5 million compared to other income, net of $1.3 million for the six months ended September 30, 2019. The primary reason for these changes relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

We account for incomes taxes in accordance with ASC 740. Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the six months ended September 30, 2020 and September 30, 2019 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the six months ended September 30, 2020 was approximately 22% and our domestic statutory tax rate for the fiscal year ended March 31, 2020 was approximately 22%. Our non-U.S. blended statutory tax rates for the six months ended September 30, 2020 and fiscal year ended March 31, 2020 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, we recorded a cumulative income tax expense of $25.2 million during the six months ended September 30, 2020.

Liquidity and Capital Resources

We had $370.3 million in cash, cash equivalents and short-term investments at September 30, 2020, a decrease of $32.7 million from the March 31, 2020 balance.

Net cash provided by operating activities was $957.6 million in the six months ended September 30, 2020 compared to $776.6 million in the six months ended September 30, 2019. The increase in net cash provided by operating activities was primarily due to efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $58.6 million in the six months ended September 30, 2020 compared to $54.7 million in the six months ended September 30, 2019. During the six months ended September 30, 2020 and September 30, 2019, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2020 were $15.8 million compared to $41.6 million in the six months ended September 30, 2019. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. We currently intend to spend between $120 million and $180 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $931.7 million in the six months ended September 30, 2020 compared to $748.7 million in the six months ended September 30, 2019. Significant transactions affecting our net financing cash flows include:

•in the first six months of fiscal 2021, $743.0 million of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt, partially funded by the issuance of our senior notes,
•in the first six months of fiscal 2020, $573.0 million of cash used to pay down certain principal on the Term Loan Facility and the Revolving Credit Facility, net of amounts borrowed under our Revolving Credit Facility, and
•in the first six months of fiscal 2021 and fiscal 2020, we paid cash dividends to our stockholders of $185.7 million and $174.4 million, respectively.

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

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit. The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.57 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At September 30, 2020, we had $1.92 billion and $1.71 billion of outstanding borrowings under the Revolving Credit Facility and Term Loan Facility, respectively, compared to $2.39 billion and $1.72 billion at March 31, 2020, respectively. See Note 6 of the notes to our condensed consolidated financial statements for more information regarding our Credit Agreement.

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At September 30, 2020, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the first six months of fiscal 2021. As of September 30, 2020, we held approximately 12.0 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly cash dividend of $0.3680 per share was paid on September 4, 2020 in the aggregate amount of $95.3 million.  A quarterly dividend of $0.3685 per share was declared on November 5, 2020 and will be paid on December 4, 2020 to stockholders of record as of November 20, 2020. We expect the aggregate cash dividend for December 2020 to be approximately $96.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash (including the impact of the TCJA), demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt or through exchange transactions. Such issuances or exchanges, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to unfavorable market conditions resulting from the COVID-19 pandemic or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Contractual Obligations

The following table summarizes our significant contractual obligations for the remainder of fiscal 2021 and thereafter, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Fiscal Year Ending March 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations	$210.4	$27.3	$75.0	$36.2	$71.9
Capital purchase obligations (1)	20.4	20.4	—	—	—
Other purchase obligations and commitments (2)	156.1	153.9	1.9	0.3	—
Revolving Credit Facility (3)	2,015.6	18.2	72.9	1,924.5	—
Term Loan Facility (4)	1,876.7	18.4	73.3	73.3	1,711.7
4.333% 2023 Notes (5)	1,130.1	21.7	86.7	1,021.7	—
3.922% 2021 Notes (6)	1,039.2	19.6	1,019.6	—	—
2.670% 2023 Notes (7)	1,080.2	13.4	53.4	1,013.4	—
4.250% 2025 Notes (8)	1,455.0	25.5	102.0	102.0	1,225.5
2017 Senior Convertible Debt (9)	1,154.6	8.5	33.9	33.9	1,078.3
2015 Senior Convertible Debt (10)	335.2	2.5	10.2	322.5	—
2017 Junior Convertible Debt (11)	940.8	7.7	30.9	30.9	871.3
Pension obligations (12)	21.5	0.7	3.3	4.6	12.9
Transition tax obligation (13)	220.6	—	46.4	101.6	72.6
Total contractual obligations (14)	$11,656.4	$337.8	$1,609.5	$4,664.9	$5,044.2

(1)Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of September 30, 2020, as we have not yet received the related goods or taken title to the property.
(2)Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries.
(3)For purposes of this table, we have assumed that the principal of our 2023 revolving loans outstanding at September 30, 2020 will be paid on May 18, 2023, which is the maturity date of such borrowings.
(4)The Term Loan Facility matures on May 29, 2025.
(5)The 4.333% 2023 Notes mature on June 1, 2023.
(6)The 3.922% 2021 Notes mature on June 1, 2021.
(7)The 2.670% 2023 Notes mature on September 1, 2023.
(8)The 4.250% 2025 Notes mature on September 1, 2025.
(9)For purposes of this table, we have assumed that the principal of our 2017 Senior Convertible Debt will be paid on February 15, 2027, which is the maturity date of such debt.
(10)For purposes of this table, we have assumed that the principal of our 2015 Senior Convertible Debt will be paid on February 15, 2025, which is the maturity date of such debt.
(11)For purposes of this table, we have assumed that the principal of our 2017 Junior Convertible Debt will be paid on February 15, 2037, which is the maturity date of such debt.
(12)For purposes of this table, pension obligations due in more than 5 years represent the expected pension payments from 2026 through 2030. It excludes pension obligations subsequent to 2030.
(13)Our total transition tax payment is expected to be approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, 2025, and 2026.
(14)The contractual obligations do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of September 30, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, our long-term debt totaled $9.87 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.24 billion as of September 30, 2020. We do have interest rate exposure with respect to the $3.63 billion balance of our variable interest rate debt outstanding as of September 30, 2020. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $18.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 10 to our condensed consolidated financial statements for information regarding legal proceedings.

Item 1A. Risk Factors

When evaluating Microchip and its business, you should give careful consideration to the factors below, as well as the information provided elsewhere in this Form 10-Q and in other filings we make with the Securities and Exchange Commission.

Our operating results are impacted by global economic conditions and may fluctuate in the future due to a number of factors that could reduce our net sales and profitability.

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:

•general economic, industry, public health or political conditions in the U.S. or internationally, including ongoing uncertainty surrounding the COVID-19 pandemic and its implications;
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as the COVID-19 virus), cybersecurity incidents, terrorist activity, armed conflict, war, worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
•constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•changes in demand or market acceptance of our products and products of our customers, and market fluctuations in the industries into which such products are sold;
•the level of order cancellations or push-outs due to the impact of the COVID-19 pandemic or other factors;
•trade restrictions and increase in tariffs, including those on business in China, or focused on specific companies;

•the mix of inventory we hold and our ability to satisfy orders from our inventory;
•our ability to continue to realize the expected benefits of our past or future acquisitions;
•our ability to adjust our factory capacity to respond to changes in customer demand;
•changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•our ability to secure sufficient wafer foundry, assembly and testing capacity;
•changes or fluctuations in customer order patterns and seasonality;
•changes in tax regulations in countries in which we do business including the impact of the TCJA;
•new accounting pronouncements or changes in existing accounting standards and practices;
•levels of inventories held by our customers;
•risk of excess and obsolete inventories;
•competitive developments including pricing pressures;
•unauthorized copying of our products resulting in pricing pressure and loss of sales;
•availability of raw materials, supplies and equipment;
•our ability to successfully transition to more advanced process technologies to reduce manufacturing costs;
•the level of orders that are received and can be shipped in a quarter, including the impact of product lead times;
•the level of sell-through of our products through distribution;
•fluctuations in our mix of product sales;
•announcements of other significant acquisitions by us or our competitors;
•costs and outcomes of any current or future tax audits or any litigation, investigation or claims involving intellectual property, our Microsemi acquisition, customers or other issues;
•fluctuations in commodity or energy prices; and
•property damage or other losses, whether or not covered by insurance.

Period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Uncertain global economic and public health conditions, such as the COVID-19 pandemic, have caused or may cause our operating results to fluctuate significantly and make comparisons between periods less meaningful.

Our business financial condition and operating results may be adversely impacted by the results of the upcoming U.S. elections.

Results of the 2020 U.S. elections could lead to legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. These changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, and uncertainty surrounding the election, could negatively impact the stock market, and reduce the trading price of our stock.

Our operating results may be adversely impacted if economic conditions impact the financial viability of our licensees, customers, distributors, or suppliers.

We regularly review the financial performance of our licensees, customers, distributors and suppliers. Any downturn in global economic conditions, as a result of the COVID-19 pandemic or otherwise, may adversely impact their financial viability. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•global economic and financial uncertainty due to the COVID-19 pandemic or other factors;
•quarterly variations in our operating results or the operating results of other technology companies;
•changes in our financial guidance or our failure to meet such guidance;
•changes in analysts' estimates of our financial performance or buy/sell recommendations;
•general conditions in the semiconductor industry;
•our ability to realize the expected benefits of our completed or future acquisitions; and

•actual or anticipated announcements of technical innovations or new products by us or our competitors.

In addition, the stock market has recently and in the past experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to their operating performance. These broad market fluctuations and other factors have harmed and may harm the market price of our common stock. The foregoing factors could also cause the market price of our Convertible Debt to decline or fluctuate substantially.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 10 to our condensed consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

Further, if we decide to divest assets or a business, it may be difficult to find or complete divestiture opportunities or alternative exit strategies, which may include site closures, timely or on acceptable terms. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition.

In addition to acquisitions, we have in the past, and expect in the future, to enter into joint development agreements or other strategic relationships with other companies. These transactions are subject to a number of risks similar to those we face with our acquisitions including our ability to realize the expected benefits of any such transaction, to successfully market and sell products resulting from such transactions or to successfully integrate any technology developed through such transactions.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of September 30, 2020, the principal amount of our outstanding indebtedness was $9.87 billion. In connection with our acquisition of Microsemi, we incurred $3.10 billion in debt under our Revolving Credit Facility, $3.00 billion under our Term Loan Facility, and $2.00 billion in senior secured notes. At September 30, 2020, we had $1.92 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At September 30, 2020, we had $1.71 billion of outstanding borrowings under our Term Loan Facility.

In August 2020, we used borrowings under our Revolving Credit Facility to finance the cash portion of our settlement of $796.1 million in aggregate principal amount of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt. In May 2020, we issued $2.20 billion principal amount in senior notes to finance the cash portion of our settlement of $1.03 billion in aggregate principal amount of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt and used $615.0 million to repay in full our Bridge Loan Facility. The remaining proceeds were used for general corporate purposes, including repayment of a portion of our Revolving Credit Facility. In March 2020, we financed the settlement of $615.0 million in principal amount of our 2015 Senior Convertible Debt through borrowings under our Bridge Loan Facility. At September 30, 2020, we had $2.04 billion in aggregate principal of our Convertible Debt, consisting of $1.73 billion of aggregate principal value issued in 2017, and $312.4 million of principal value issued in 2015.

As a result of such transactions, we have substantially more debt than we had prior to May 2018. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations. We may need or desire to refinance our current or future debt and there can be no assurance that we will be able to do so on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Convertible Debt and Senior Notes, depends on our future performance, which is subject to economic, competitive and other factors including those related to the COVID-19 pandemic. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior secured notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt.

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Because turns orders are difficult to predict, especially in times of economic volatility such as those caused by the COVID-19 pandemic where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs or increase costs due to the impact of the COVID-19 pandemic, increased tariffs or other factors.

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the impact of the COVID-19 pandemic or the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending December 31, 2020 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders or that they will no longer support certain equipment with updates or parts. In particular, we have recently experienced longer lead times for some assembly raw materials required for production purposes. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

Our customers may also be adversely affected by these same issues. The supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, consolidation in their supply chain, the impact of the COVID-19 pandemic, or trade restrictions or tariffs that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales or reduced market share.

The semiconductor industry is intensely competitive and faces price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. The semiconductor industry has experienced significant consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors, including, but not limited to:

•the relative impact of the COVID-19 pandemic on us relative to our competitors;
•changes in demand in the markets that we serve and the overall rate of growth or contraction of such markets, including but not limited to the automotive, personal computing and consumer electronics markets;
•our ability to obtain adequate foundry and assembly and test capacity and supplies at acceptable prices;
•the quality, performance, reliability, features, ease of use, pricing and diversity of our products;
•our success in designing and manufacturing new products including those implementing new technologies;
•the rate at which customers incorporate our products into their applications and the success of such applications;
•the rate at which the markets that we serve redesign and change their own products;
•our ability to ramp production and increase capacity, as needed, at our wafer fabrication and assembly and test facilities;
•product introductions by our competitors;
•the number, nature and success of our competitors in a given market;
•our ability to protect our products and processes by effective utilization of intellectual property rights;
•our ability to address the needs of our customers; and
•general market and economic conditions.

Historically, average selling prices in the semiconductor industry decrease over the life of a product. The average selling prices of our microcontroller, FPGA, and proprietary products in our analog product line have remained relatively constant, while average selling prices of our memory and non-proprietary products in our analog product line have declined over time. The overall average selling price of our products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

We have experienced, and expect to continue to experience, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. We have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and expect to continue to experience, competitive pricing pressures in our memory and non-proprietary products in our analog product line. We may be unable to maintain average selling prices due to increased pricing pressure, which could adversely impact our operating results.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2021 and during fiscal 2020, approximately 61% of our net sales came from products produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2021, approximately 53% of our assembly requirements and 45% of our test requirements were performed by third party contractors, compared to approximately 55% and 46%, respectively, during fiscal 2020. Our reliance on third party contractors decreased due to our increase in our internal capacity, and also due to adverse demand fluctuations in the markets we serve, which reduced our demand for external assembly and test operations.

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, assembly and test yields, or increased costs due to disruptions from the COVID-19 pandemic, political upheaval or infrastructure disruption. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below optimal capacity. In the first six months of fiscal 2021 and fiscal 2020, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $26.1 million and $16.2 million, respectively.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from consumer markets and international sales, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of the COVID-19 pandemic or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 51% of our net sales in the first six months of fiscal 2021 and approximately 50% of our net sales in fiscal 2020. We do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies (including the impact of the COVID-19 pandemic) or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period and increase inventory returns. Violations of the Foreign Corrupt Practices Act, or similar, by our distributors could have a material adverse impact on our business.

Our success depends on our ability to introduce new products on a timely basis.

Our future operating results depend on our ability to develop and timely introduce new products that compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:

•effective new product selection;
•timely completion and introduction of new product designs;
•procurement of licenses for intellectual property rights from third parties under commercially reasonable terms;
•timely filing and protection of intellectual property rights for new product designs;
•availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and

•market acceptance of our customers' end products.

Because our products are complex, we have experienced delays from time to time in completing new product development. New products may not receive or maintain substantial market acceptance.  We may be unable to timely design, develop and introduce competitive products, which could adversely impact our future operating results.

Our success also depends upon our ability to develop and implement new design and process technologies. Semiconductor design and process technologies are subject to rapid technological change and require significant R&D expenditures. We and others in the industry have, from time to time, experienced difficulties in transitioning to advanced process technologies and have suffered reduced manufacturing yields or delays in product deliveries. Our future operating results could be adversely affected if any transition to future process technologies is substantially delayed or inefficiently implemented.

We continue to be the target of attacks on our IT systems and interruptions in our IT systems, unauthorized access to our IT systems or improper handling of data, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our business, operations, sales and operating results.  Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages. Any failure to properly manage the collection, handling, or disposal of personal data may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

From time to time, we have experienced verifiable attacks on our data, network compromises, attempts to breach our security and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. We took various steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures from time to time. We have analyzed and continue to analyze the amount and content of the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods.

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect continued attacks on our data, attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, the following: firewalls, endpoint detection and response software, patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning and routine password modifications. As a result of the material weakness in our internal controls resulting from the IT systems compromise in 2019, we have taken remediation actions and implemented additional controls and we plan to continue to take actions to attempt to address evolving threats. However, recent system improvements have not been fully effective in preventing attacks on our data and breaches to our security, and there can be no assurance that any future system improvements will be effective in preventing attacks or breaches or limiting the damage from any future attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks could have a material adverse impact on our business, operations and financial results.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors and other vendors have access to portions of our and our customers' data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data could negatively impact our business, operations and financial results, as well as our relationship with our customers.

If we fail to maintain proper and effective internal control and remediate future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

As discussed in Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended March 31, 2019, we identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Although such material weaknesses were remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. In addition to the identified material weaknesses related to accounting for income taxes and to IT system access, which were remediated as of March 31, 2020, we have from time to time identified other significant deficiencies. If we fail to remediate any future material weaknesses or significant deficiencies or to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of accounting standards or practices may have a significant effect on our reported financial results and may affect our reporting of transactions completed before the change is effective.

Business interruptions to our operations or those of our key vendors, licensees or customers could harm our business.

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as the COVID-19 virus), work stoppages, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first quarter of fiscal 2021, restrictions on travel adversely impacted our manufacturing operations in the Philippines and our subcontractors' manufacturing operations in Malaysia and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers.

The overall adverse impact of such interruptions on our lead times and ability to fulfill orders was significant in the early part of the fiscal quarter ended June 30, 2020, but improved as the quarter progressed. However, the pandemic could adversely impact our business in the fiscal quarter ended December 31, 2020 and could continue to adversely impact our business in future periods if the impact of COVID-19 increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business.

Our technology licensing business exposes us to various risks.

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop and enhance such technologies and to introduce new technologies in the future. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:

•proper identification of licensee requirements;
•timely development and introduction of new or enhanced technology;
•our ability to protect and enforce our intellectual property rights for our licensed technology;
•our ability to limit our liability and indemnification obligations to licensees;
•availability of development and support services to assist licensees in their design and manufacture of products;
•availability of foundry licensees with sufficient capacity to support OEM production; and
•market acceptance of our customers' end products.

Because our licensed technologies are complex, there may be delays from time to time in developing and enhancing such technologies. There can be no assurance that our existing or any enhanced or new technology will achieve or maintain substantial market acceptance. Our licensees may experience disruptions in production or reduced production levels which would adversely affect the revenue that we receive. Our technology license agreements generally include a clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from certain intellectual property matters. We could be exposed to substantial liability for claims or damages related to intellectual property matters or indemnification claims. Any claim could result in significant legal fees and require significant attention from our management. These issues may adversely impact the success of our licensing business and adversely affect our future operating results.

We are exposed to various risks related to legal proceedings, investigations or claims.

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product failures, our Microsemi acquisition, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless, have in the past and could in the future result in substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, and our business, financial condition or results of operations could be harmed.

It is also possible that from time to time we may be subject to claims related to the manufacture, performance or use of our products. These claims may be due to injuries, economic damage or environmental exposures related to manufacturing, a product's nonconformance to our or our customer’s specifications, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:

•costs related to writing off the value of our inventory of nonconforming products;
•recalling nonconforming products;
•providing support services, product replacements, or modifications to products and the defense of such claims;
•diversion of resources from other projects;

•lost revenue or a delay in the recognition of revenue due to cancellation of orders or unpaid receivables;
•customer imposed fines or penalties for failure to meet contractual requirements; and
•a requirement to pay damages or penalties.

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, the expenses and damages we are asked to pay may be significantly higher than the revenue and profits we received. While we exclude consequential damages in our standard terms and conditions, certain of our contracts may not exclude such liabilities. Further, our ability to avoid such liabilities may be limited by law. We have liability insurance which covers certain damages arising out of product defects, but we do not expect that insurance will fully protect against such claims. Payments we may make in connection with these customer claims may adversely affect the results of our operations.

Further, we sell to customers in industries such as automotive, aerospace, defense, safety, security, and medical, where failure of the application could cause damage to property or persons. We may be subject to claims if our products, or the integration of our products, cause system failures. We will face increased exposure to claims if there are substantial increases in either the volume of our sales into these applications or the frequency of system failures integrating our products.

Failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be expensive, and patents may not be issued from currently pending or future applications. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us. Although we continue to vigorously and aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful.

Regulatory authorities in jurisdictions into or from which we ship our products could levy fines, restrict or delay our ability to export products, or increase costs associated with the manufacture or transfer of products.

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EARs, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in fiscal 2019, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. On July 14, 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China escalated from 2018 through 2020, including the U.S. increasing tariffs on Chinese origin goods, and China increasing tariffs on U.S. origin goods. Some of our products were adversely affected and are continuing to be affected by the increased tariffs. We took steps to mitigate the costs of these tariffs on our business by making adjustments in operations and supply. Although these tariff increases did not result in a material adverse impact on our operating costs in fiscal 2019 or fiscal 2020, they did reduce demand for our products during fiscal 2019 and fiscal 2020. Increased tariffs on our customers' products could impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products.

Further changes in trade or national security protection policy, tariffs, additional taxes, restrictions on exports or other trade barriers, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or reduce our ability to sell products, which could have a material adverse effect on our business, results of operations or financial conditions.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2021, approximately 76% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan. During fiscal 2020, approximately 78% of our net sales were made to foreign customers, including 21% in China and 15% in Taiwan.
A strong position in the Chinese market is a key component of our global growth strategy. Increased competition and, economic weakness in the China market has recently made it more difficult for us to achieve our desired sales volumes in China. In particular, as discussed in the risk factor above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:

•political, social and economic instability due to the COVID-19 pandemic or other factors;
•trade restrictions and changes in tariffs;
•potentially adverse tax consequences;
•economic uncertainty in the worldwide markets served by us;
•import and export license requirements and restrictions;
•changes in laws related to taxes, environmental, health and safety, technical standards and consumer protection;
•currency fluctuations and foreign exchange regulations;
•difficulties in staffing and managing international operations;
•employment regulations;
•disruptions due to cybersecurity incidents;
•disruptions in international transport or delivery;
•public health conditions (including viral outbreaks such as the COVID-19 virus); and
•difficulties in collecting receivables and longer payment cycles.

If any of these risks occur or are worse than we anticipate, our sales could decrease and our operating results could suffer, we could face an increase in the cost of components, production delays, business interruptions, delays in obtaining export licenses, tariffs and other restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the customer’s convenience. While we had approximately 113,000 customers, and our ten largest direct customers made up approximately 13% of our total revenue for the six months ended September 30, 2020, and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

Certain customer contracts differ from our standard terms of sale. For some of the markets that we sell into, such as the automotive and personal computer markets, our customers may have negotiating leverage over us as a result of their market size. For example, under certain contracts we may commit to supply products on scheduled delivery dates, or extend our obligations for liabilities such as warranties or indemnification for quality issues or intellectual property infringement. If we are unable to supply the customer as contractually required, the customer may incur additional production costs, lost revenues due to delays in their manufacturing schedule, or quality-related issues. We may be liable for costs and damages associated with customer claims, and we may be obligated to defend the customer against claims of intellectual property infringement and pay associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks of such liabilities, and set caps on our liability exposure, sometimes we are unable to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have, and may in the future, have to agree to uncapped liability for such items as intellectual property infringement or product failure. This exposes us to risk of liability far exceeding the purchase price of the products sold under such contracts, the lifetime revenues we receive under such contracts, or potential consequential damages. Further, where we do not have negotiated customer contracts, our customer's order terms may govern the transaction and contain terms unfavorable to us. These risks could result in a material adverse impact on our results of operations and financial condition.

Reliance on sales into governmental projects could have a material adverse effect on our results of operations.

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, or the impact of the COVID-19 pandemic.  For example, as a result of the COVID-19 pandemic, we have experienced suspensions and stop work orders for some of our subcontracts. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

In the past, Microsemi has experienced delays and reductions in appropriations on programs that included its products. For example, in 2018 there were two federal government shutdowns. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If the U.S. government fails to complete its annual budget process or to provide for a continuing resolution to fund government operations, another federal government shutdown may occur, during which we may experience further delays, reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification), may adversely impact the contracting environment and our operating results.

The U.S. government and its contractors may terminate their contracts with us at any time. For example, in 2014, the U.S. government terminated a $75 million contract with Microsemi.  Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our Microsemi acquisition.  Our contracts with U.S. governmental agencies or prime customers requires us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers.  Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities.  Any failure to comply with these requirements may result in fines and penalties and loss of current or future business that may materially and adversely affect our operating results.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel can be intense.

Our success depends upon our personnel. The competition for qualified personnel can be intense. The loss of or inability to attract key personnel, or the loss of or inability to attract sufficient numbers of non-key personnel could harm our business. We have no employment agreements with any member of our senior management team.

Fluctuations in foreign currency exchange rates could adversely impact our operating results.

We use forward currency exchange contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on our non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, the value of our non-U.S. dollar transactions can have an adverse effect on our results of operations and financial condition. In particular, in periods when the value of a non-U.S. currency significantly declines relative to the U.S. dollar, customers transacting in that currency may be unable to fulfill their contractual obligations or to undertake new obligations to make payments or purchase products. In periods when the U.S. dollar declines significantly relative to the British pound, Euro, Thai baht and Taiwan dollar, the operational costs in our European and Thailand subsidiaries are adversely affected. Although our business has not been materially adversely impacted by recent changes in the value of the U.S. dollar, there can be no assurance as to the future impact that any weakness or strength in the U.S. dollar will have on our business or results of operations.

The occurrence of events for which we are self-insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.

We have insurance coverage related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In certain cases, we believe that it is more cost effective for us to self-insure than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to employee health matters, certain property, product defects, cybersecurity matters, employment risks, environmental matters, political risks, and intellectual property matters. Should there be a loss or adverse judgment in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

We are subject to stringent environmental and other regulations, which may force us to incur significant expenses.

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of hazardous substances used in our products and manufacturing processes. Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, liability for clean-up, suspension of production, cessation of operations or future liabilities. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. In addition, the number and complexity of laws focused on the energy efficiency of electronic products, the recycling of electronic products, and the reduction in the amount and the recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may have insufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may have to write off inventory if we hold unsaleable inventory as a result of changes to regulations. We expect these risks to continue. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

Customer demands for us to implement business practices that are more stringent than legal requirements may reduce our revenue opportunities or cause us to incur higher costs.

Some of our customers require that we implement practices that are more stringent than those required by applicable laws with respect to labor requirements, the materials contained in our products, energy efficiency, environmental matters or other items. To comply with such requirements, we also require our suppliers to adopt such practices. Our suppliers may in the future refuse to implement these practices, or may charge us more for complying with them. If certain of our suppliers refuse to implement the practices, we may be forced to source from alternate suppliers. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we do not implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, enforcing, and auditing customer-requested practices at our own sites and in our supply chain will increase our costs and may require more personnel.

Customer demands and regulations related to conflict-free minerals may force us to incur additional expenses.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 29, 2020. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier and we may have to write off inventory if it cannot be sold.

In addition to concerns over “conflict” minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

The outcome of future examinations of our income tax returns could have an adverse effect on our results of operations.

We are subject to examination of our U.S. and certain foreign income tax returns for fiscal 2007 and later. We regularly assess the likelihood of adverse outcomes of these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. There can be no assurance that the final determination of any of these or any future examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.

Exposure to greater than anticipated income tax liabilities, changes in tax rules and regulations (including the TCJA), changes in the interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations.

We are a U.S.-based multinational company subject to tax in many U.S. and foreign jurisdictions. Our income tax obligations could be affected by many factors, including changes to our operating structure, intercompany arrangements and tax planning strategies.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. The adoption of the TCJA significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign-sourced earnings. The TCJA is unclear in some respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the TCJA, along with the state tax impact of these changes and potential future cash distributions, will likely have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future plans regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

Anti-takeover defenses in our charter documents and under Delaware law could discourage takeover attempts, which could also reduce the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of Microchip. These provisions could make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including making changes in our management. These provisions include:

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the requirement that a special meeting of stockholders may be called only by the holders of 50% or more of the combined voting power of all classes of our capital stock, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2020, we had goodwill of $6.66 billion and net intangible assets of $5.26 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first six months of fiscal 2021 or fiscal 2020.  No intangible asset impairment charges were recorded in the first six months of fiscal 2021 compared to $2.2 million in fiscal 2020. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

A requirement to fund our foreign pension plans could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed pension plans that cover certain French and German employees. Most of these plans are unfunded in compliance with statutory requirements, and we have no immediate intention of funding these plans. The projected benefit obligation totaled $70.0 million at March 31, 2020. Benefits are paid when amounts become due. We expect to pay approximately $1.3 million in fiscal 2021 for benefits earned. Should regulations require funding of these plans in the future, it could negatively affect our cash position and operating capital.

From time to time we receive grants from governments, agencies and research organizations. If we are unable to comply with the terms of those grants, we may not be able to receive or recognize grant benefits or we may be required to repay grant benefits and recognize related charges, which would adversely affect our operating results and financial position.

From time to time, we receive economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain grant benefits, and these programs can be subjected to periodic review by the relevant governments. Noncompliance with the conditions of the grants could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date.

Conversion of our Convertible Debt will dilute the ownership interest of our existing stockholders.

The conversion of some or all of our outstanding Convertible Debt will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of such debt. Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option. If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the Convertible Debt, we would pay the holder the cash value of the applicable number of shares of our common stock. Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value in cash. If the conversion value of the Convertible Debt exceeds the principal amount, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of the one thousand dollars principal amount (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Convertible Debt as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Debt may encourage short selling by market participants because the conversion of the Convertible Debt could be used to satisfy short positions, or anticipated conversion of the Convertible Debt into shares of our common stock could depress the price of our common stock.

Climate change regulations and sustained adverse climate change pose risks that could harm our results of operations.

Climate change regulations could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, obtain new permits or undertake other costly activities. Failure to obtain permits could result in fines, suspension or cessation of production. Restrictions on emissions could result in significant costs such as higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such regulations could restrict our manufacturing operations, and have an adverse effect on our operating results.

Further, sustained adverse change in climate could have a direct adverse economic impact on us, such as utility shortages, and higher costs of utilities. Certain of our operations are located in arid or tropical regions, which some experts believe may become vulnerable to fires, storms, severe floods and droughts. While our business recovery plans are intended to allow us to recover from natural disasters or other disruptive events, our plans may not protect us from all events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended September 30, 2020.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002
3.2	Amended and Restated Bylaws of Registrant, as amended through May 21, 2019	8-K	000-21184	3.1	5/24/2019
10.1	2004 Equity Incentive Plan as Amended and Restated on July 1, 2020	10-Q	000-21184	10.5	8/4/2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 5, 2020	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)