Form 10-Q
period 2020-12-31
MICROCHIP TECHNOLOGY INC
filed 2021-02-04
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	January 31, 2021
Common Stock, $0.001 par value	MCHP	NASDAQ Stock Market LLC	269,262,013 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, maturing June 1, 2021
4.333% 2023 Notes	2023 Senior Secured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Secured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Secured Notes, maturing February 15, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provides for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Credit agreement, dated as of May 29, 2018, as subsequently amended, among the Company, as borrower, the lenders from time to time party thereto, J.P.Morgan Chase Bank, N.A., as administrative agent, providing for the Revolving Credit Facility and the Term Loan Facility
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
GILTI	Global Intangible Low-Taxed Income
LIBOR	London Interbank Offered Rate
LMO	Licensing, memory and other
R&D	Research and development
Revolving Credit Facility	$3.57 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, and 4.250% 2025 Notes
SRAM	Static random access memory
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.0 billion term loan facility created pursuant to the Credit Agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	December 31,	March 31,
	2020	2020
Cash and cash equivalents	$370.7	$401.0
Short-term investments	2.0	2.0
Accounts receivable, net	893.8	934.0
Inventories	666.1	685.7
Other current assets	219.9	194.5
Total current assets	2,152.5	2,217.2
Property, plant and equipment, net	827.4	876.1
Goodwill	6,670.6	6,664.8
Intangible assets, net	5,025.8	5,702.3
Long-term deferred tax assets	1,628.4	1,748.5
Other assets	271.4	217.2
Total assets	$16,576.1	$17,426.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$259.8	$246.8
Accrued liabilities	769.2	781.8
Current portion of long-term debt	1,493.2	608.8
Total current liabilities	2,522.2	1,637.4
Long-term debt	7,647.8	8,873.4
Long-term income tax payable	669.6	668.4
Long-term deferred tax liability	9.9	318.5
Other long-term liabilities	429.6	342.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 280,724,898 shares issued and 269,257,744 shares outstanding at December 31, 2020; 258,391,231 shares issued and 245,325,643 shares outstanding at March 31, 2020	0.3	0.2
Additional paid-in capital	2,385.1	2,675.1
Common stock held in treasury: 11,467,154 shares at December 31, 2020; 13,065,588 shares at March 31, 2020	(450.2)	(500.6)
Accumulated other comprehensive loss	(22.3)	(21.6)
Retained earnings	3,384.1	3,432.4
Total stockholders' equity	5,297.0	5,585.5
Total liabilities and stockholders' equity	$16,576.1	$17,426.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$1,352.1	$1,287.4	$3,971.3	$3,947.8
Cost of sales	506.3	501.9	1,519.3	1,519.6
Gross profit	845.8	785.5	2,452.0	2,428.2

Research and development	210.1	217.1	607.9	656.0
Selling, general and administrative	154.2	170.7	445.2	510.9
Amortization of acquired intangible assets	231.6	248.7	699.9	745.4
Special charges and other, net	4.3	17.8	8.9	29.5
Operating expenses	600.2	654.3	1,761.9	1,941.8

Operating income	245.6	131.2	690.1	486.4
Other income (expense):
Interest income	0.2	0.6	0.8	2.3
Interest expense	(86.5)	(119.7)	(278.9)	(381.9)
Loss on settlement of debt	(142.1)	—	(214.0)	(2.0)
Other loss, net	(0.4)	(1.5)	(2.9)	(0.2)
Income before income taxes	16.8	10.6	195.1	104.6
Income tax benefit	(19.4)	(300.5)	(38.3)	(366.1)
Net income	$36.2	$311.1	$233.4	$470.7

Basic net income per common share	$0.14	$1.30	$0.91	$1.97
Diluted net income per common share	$0.13	$1.20	$0.87	$1.84
Dividends declared per common share	$0.3685	$0.3665	$1.1040	$1.0980
Basic common shares outstanding	263.4	239.2	255.7	238.5
Diluted common shares outstanding	275.4	258.3	267.0	255.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$36.2	$311.1	$233.4	$470.7
Components of other comprehensive (loss) income:
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(3.5)	(1.6)	(6.9)	0.1
Reclassification of realized transactions, net of tax effect	0.3	0.2	0.9	0.6
Change in net foreign currency translation adjustment	1.8	1.7	5.3	(0.7)
Other comprehensive (loss) income, net of tax effect	(1.4)	0.3	(0.7)	—
Comprehensive income	$34.8	$311.4	$232.7	$470.7

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$233.4	$470.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	865.5	904.7
Deferred income taxes	(82.9)	(404.2)
Share-based compensation expense related to equity incentive plans	143.3	129.5
Loss on settlement of debt	214.0	2.0
Amortization of debt discount	57.5	90.9
Amortization of debt issuance costs	13.2	12.8
(Gains) losses on sale of assets	(0.9)	0.4
Impairment of intangible assets	—	0.5
Gains on equity investments	(0.2)	(1.0)
Other non-cash adjustment	0.9	2.7
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease in accounts receivable	40.2	73.2
Decrease in inventories	17.5	5.6
Increase (decrease) in accounts payable and accrued liabilities	6.6	(53.3)
Change in other assets and liabilities	(23.3)	(3.9)
Change in income tax payable	(17.5)	(58.5)
Net cash provided by operating activities	1,467.3	1,172.1
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(2.0)
Investments in other assets	(73.1)	(40.5)
Proceeds from sale of assets	0.2	0.5
Capital expenditures	(37.2)	(55.7)
Net cash used in investing activities	(110.1)	(97.7)
Cash flows from financing activities: (1)
Payments on settlement of convertible debt	(2,252.2)	—
Proceeds from issuance of senior notes	3,577.8	—
Repayment of bridge loan facility	(615.0)	—
Repayments of term loan facility	(1,723.5)	(188.0)
Proceeds from borrowings on revolving loan under credit facility	3,073.0	682.0
Repayments of revolving loan under credit facility	(3,104.9)	(1,324.0)
Deferred financing costs	(18.3)	(1.8)
Purchase of capped call options	(35.8)	—
Payment of cash dividends	(281.7)	(262.1)
Proceeds from sale of common stock	40.2	38.8
Tax payments related to shares withheld for vested restricted stock units	(46.5)	(50.2)
Capital lease payments	(0.6)	(0.6)
Net cash used in financing activities	(1,387.5)	(1,105.9)
Net decrease in cash and cash equivalents	(30.3)	(31.5)
Cash and cash equivalents, and restricted cash at beginning of period	401.0	428.6
Cash and cash equivalents, and restricted cash at end of period	$370.7	$397.1

Supplemental disclosure of cash flow information:
(1) During the nine months ended December 31, 2020, the Company completed the December 2020 settlement of $1,086.5 million principal amount of convertible debt in exchange for $428.9 million in cash, 8.4 million shares of common stock and $665.5 million principal amount of 2020 Senior Convertible Debt. Refer to Note 6 for further information.

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	253.2	$2,679.8	15.6	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	50.7	50.7
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	0.5	7.3	—	—	—	—	7.3
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.4)	—	—	—	—	(11.4)
Treasury stock used for new issuances	(0.4)	(13.8)	(0.4)	13.8	—	—	—
Share-based compensation	—	41.6	—	—	—	—	41.6
Cash dividend	—	—	—	—	—	(87.1)	(87.1)
Balance at June 30, 2019	253.2	2,703.5	15.2	(568.4)	(22.3)	3,175.5	5,288.3
Net Income	—	—	—	—	—	108.9	108.9
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.2	—	—	—	—	20.2
Restricted stock unit and stock appreciation right withholdings	(0.2)	(15.2)	—	—	—	—	(15.2)
Treasury stock used for new issuances	(0.7)	(23.2)	(0.7)	23.2	—	—	—
Share-based compensation	—	46.4	—	—	—	—	46.4
Cash dividend	—	—	—	—	—	(87.3)	(87.3)
Balance at September 30, 2019	253.2	2,731.7	14.5	(545.2)	(22.3)	3,197.1	5,361.3
Net income	—	—	—	—	—	311.1	311.1
Other comprehensive income	—	—	—	—	0.3	—	0.3
Proceeds from sales of common stock through employee equity incentive plans	1.0	11.3	—	—	—	—	11.3
Restricted stock unit and stock appreciation right withholdings	(0.2)	(23.6)	—	—	—	—	(23.6)
Treasury stock used for new issuances	(0.8)	(24.4)	(0.8)	24.4	—	—	—
Share-based compensation	—	43.9	—	—	—	—	43.9
Cash dividend	—	—	—	—	—	(87.7)	(87.7)
Balance at December 31, 2019	253.2	$2,738.9	13.7	$(520.8)	$(22.0)	$3,420.5	$5,616.6

Balance at March 31, 2020	258.4	$2,675.3	13.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	123.6	123.6

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	0.6	11.0	—	—	—	—	11.0
Restricted stock unit and stock appreciation right withholdings	(0.1)	(11.0)	—	—	—	—	(11.0)
Treasury stock used for new issuances	(0.5)	(14.8)	(0.5)	14.8	—	—	—
Shares issued to settle convertible debt	6.6	651.5	—	—	—	—	651.5
Settlement of convertible debt	—	(810.7)	—	—	—	—	(810.7)
Share-based compensation	—	41.3	—	—	—	—	41.3
Cash dividend	—	—	—	—	—	(90.4)	(90.4)
Balance at June 30, 2020	265.0	2,542.6	12.6	(485.8)	(21.1)	3,465.6	5,501.3
Net Income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	0.7	18.6	—	—	—	—	18.6
Restricted stock unit and stock appreciation right withholdings	(0.1)	(14.4)	—	—	—	—	(14.4)
Treasury stock used for new issuances	(0.6)	(18.8)	(0.6)	18.8	—	—	—
Shares issued to settle convertible debt	7.3	768.7	—	—	—	—	768.7
Settlement of convertible debt	—	(859.4)	—	—	—	—	(859.4)
Share-based compensation	—	50.4	—	—	—	—	50.4
Cash dividend	—	—	—	—	—	(95.3)	(95.3)
Balance at September 30, 2020	272.3	2,487.7	12.0	(467.0)	(20.9)	3,443.9	5,443.7
Net income	—	—	—	—	—	36.2	36.2
Other comprehensive loss	—	—	—	—	(1.4)	—	(1.4)
Proceeds from sales of common stock through employee equity incentive plans	0.7	10.6	—	—	—	—	10.6
Restricted stock unit and stock appreciation right withholdings	(0.2)	(21.1)	—	—	—	—	(21.1)
Treasury stock used for new issuances	(0.5)	(16.8)	(0.5)	16.8	—	—	—
Shares issued to settle convertible debt	8.4	1,160.1	—	—	—	—	1,160.1
Settlement of convertible debt	—	(1,339.0)	—	—	—	—	(1,339.0)
Purchase of capped call options	—	(35.8)	—	—	—	—	(35.8)
Issuance of 2020 Senior Convertible Debt	—	87.7	—	—	—	—	87.7
Share-based compensation	—	52.0	—	—	—	—	52.0
Cash dividend	—	—	—	—	—	(96.0)	(96.0)
Balance at December 31, 2020	280.7	$2,385.4	11.5	$(450.2)	$(22.3)	$3,384.1	$5,297.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021 or for any other period.

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

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2020		December 31, 2020
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,319.9	$813.6	$3,893.9	$2,374.6
Technology licensing	32.2	32.2	77.4	77.4
Total	$1,352.1	$845.8	$3,971.3	$2,452.0

The following table represents net sales and gross profit for each segment for the three and nine months ended December 31, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	December 31, 2019		December 31, 2019
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,257.0	$755.1	$3,875.6	$2,356.0
Technology licensing	30.4	30.4	72.2	72.2
Total	$1,287.4	$785.5	$3,947.8	$2,428.2

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Microcontrollers	$726.3	$685.8	$2,145.8	$2,091.8
Analog	372.8	363.3	1,104.7	1,143.6
FPGA	99.1	92.6	294.3	276.8
LMO	153.9	145.7	426.5	435.6
Total net sales	$1,352.1	$1,287.4	$3,971.3	$3,947.8

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the LMO product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Distributors	$681.6	$638.8	$2,003.7	$1,970.0
Direct customers	638.3	618.2	1,890.2	1,905.6
Licensees	32.2	30.4	77.4	72.2
Total net sales	$1,352.1	$1,287.4	$3,971.3	$3,947.8

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

Substantially all of the Company's net sales are recognized from contracts with customers.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$36.2	$311.1	$233.4	$470.7
Basic weighted average common shares outstanding	263.4	239.2	255.7	238.5
Dilutive effect of stock options and RSUs	3.7	3.4	3.4	3.5
Dilutive effect of 2015 Senior Convertible Debt	3.5	15.2	5.4	13.6
Dilutive effect of 2017 Senior Convertible Debt	2.8	0.3	1.5	0.1
Dilutive effect of 2020 Senior Convertible Debt	—	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	2.0	0.2	1.0	0.1
Diluted weighted average common shares outstanding	275.4	258.3	267.0	255.8
Basic net income per common share	$0.14	$1.30	$0.91	$1.97
Diluted net income per common share	$0.13	$1.20	$0.87	$1.84

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three and nine months ended December 31, 2020 and 2019.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
2015 Senior Convertible Debt	$60.78	$61.67	$60.99	$61.92
2017 Senior Convertible Debt	$94.78	$96.16	$95.11	$96.56
2020 Senior Convertible Debt	$186.87	$—	$186.87	$—
2017 Junior Convertible Debt	$93.12	$94.48	$93.44	$94.87

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				December 31,	March 31,
				2020	2020
Senior Secured Indebtedness
Revolving Credit Facility				$2,356.6	$2,388.5
Term Loan Facility				—	1,723.5
Bridge Loan Facility				—	615.0
3.922% 2021 Notes	3.922%	4.5%		1,000.0	1,000.0
4.333% 2023 Notes	4.333%	4.7%		1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%		1,000.0	—
0.972% 2024 Notes	0.972%	1.1%		1,400.0	—
Senior Unsecured Indebtedness
4.250% 2025 Notes	4.250%	4.6%		1,200.0	—
Total Senior Indebtedness				7,956.6	6,727.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	5.9%	$188.5	222.4	1,110.0
2017 Senior Convertible Debt	1.625%	6.0%	$353.6	455.5	2,070.0
2020 Senior Convertible Debt	0.125%	5.1%	$555.5	665.5	—
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$144.5	278.6	686.3
Total Convertible Debt				1,622.0	3,866.3

Gross long-term debt including current maturities				9,578.6	10,593.3
Less: Debt discount (2)				(399.6)	(1,043.2)
Less: Debt issuance costs (3)				(38.0)	(67.9)
Net long-term debt including current maturities				9,141.0	9,482.2
Less: Current maturities (4)				(1,493.2)	(608.8)
Net long-term debt				$7,647.8	$8,873.4

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

(2) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2020	2020
Bridge Loan Facility	$—	$(3.1)
3.922% 2021 Notes	(0.8)	(2.1)
4.333% 2023 Notes	(2.7)	(3.5)
2.670% 2023 Notes	(2.5)	—
0.972% 2024 Notes	(4.1)	—
4.250% 2025 Notes	(13.5)	—
2015 Senior Convertible Debt	(33.3)	(192.9)
2017 Senior Convertible Debt	(100.9)	(504.2)
2020 Senior Convertible Debt	(108.0)	—
2017 Junior Convertible Debt	(133.8)	(337.4)
Total unamortized discount	$(399.6)	$(1,043.2)

(3) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2020	2020
Revolving Credit Facility	$(11.1)	$(14.6)
Term Loan Facility	—	(14.6)
Bridge Loan Facility	—	(3.1)
3.922% 2021 Notes	(1.7)	(4.8)
4.333% 2023 Notes	(5.9)	(7.7)
2.670% 2023 Notes	(1.4)	—
0.972% 2024 Notes	(2.2)	—
4.250% 2025 Notes	(1.8)	—
2015 Senior Convertible Debt	(1.2)	(7.0)
2017 Senior Convertible Debt	(2.6)	(13.0)
2020 Senior Convertible Debt	(8.9)	—
2017 Junior Convertible Debt	(1.2)	(3.1)
Total debt issuance costs	$(38.0)	$(67.9)

(4) As of December 31, 2020, current maturities consist of the liability component of the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt, and the 3.922% 2021 Notes which are due June 1, 2021. As of March 31, 2020, current maturities included the Bridge Loan Facility.

Expected maturities relating to the Company’s debt obligations as of December 31, 2020 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2021	$—
2022	1,000.0
2023	—
2024	5,756.6
2025	887.9
Thereafter	1,934.1
Total	$9,578.6

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2020
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt (1)	16.4786	$60.68	8.2393	23.0700
2017 Senior Convertible Debt (1)	10.5670	$94.63	5.2835	15.0581
2020 Senior Convertible Debt (1)	5.3514	$186.87	—	7.4919
2017 Junior Convertible Debt (1)	10.7558	$92.97	5.3779	15.0581

(1) As of December 31, 2020, the 2020 Senior Convertible Debt was not convertible. As of December 31, 2020, the holders of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between January 1, 2021 and March 31, 2021 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2020. As of December 31, 2020, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 21.0976 shares of common stock, 12.2303 shares of common stock, and 12.5134 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing common stock price of $138.11 to include an additional maximum incremental share rate per the terms of the applicable indenture. As of December 31, 2020, the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $425.6 million, $313.9 million, and $202.9 million, respectively.

With the exception of the 2020 Senior Convertible Debt, which may be redeemed by the Company on or after November 20, 2022, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Debt issuance amortization	$3.7	$3.3	$11.5	$9.9
Debt discount amortization	1.6	0.7	4.7	2.1
Interest expense	59.2	64.1	171.3	217.7
Total interest expense on Senior Indebtedness	64.5	68.1	187.5	229.7
Debt issuance amortization	0.5	1.0	1.7	2.9
Debt discount amortization	12.8	30.0	52.8	88.8
Coupon interest expense	7.8	19.3	33.9	57.9
Total interest expense on Convertible Debt	21.1	50.3	88.4	149.6
Other interest expense	0.9	1.3	3.0	2.6
Total interest expense	$86.5	$119.7	$278.9	$381.9

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 4.1 years, 6.1 years, 3.9 years, and 16.1 years for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

In December 2020, the Company settled, in privately negotiated transactions that are accounted for as induced conversions, approximately (i) $90.0 million principal amount of its 2015 Senior Convertible Debt for $48.5 million in cash and 1.6 million shares of the Company's common stock valued at $221.0 million for total consideration of $269.6 million, of which $79.4 million was allocated to the fair value of the liability component and $184.5 million was allocated to the reacquisition of the equity component, (ii) $588.8 million principal amount of its 2017 Senior Convertible Debt for $155.4 million in cash, 3.0 million shares of the Company's common stock valued at $408.7 million, and $601.5 million principal amount of 2020 Senior Convertible Debt, for a total consideration of $1.20 billion, of which $486.7 million was allocated to the fair value of the liability component and $655.3 million was allocated to the reacquisition of the equity component, and (iii) $407.7 million principal amount of its 2017 Junior Convertible Debt for $225.0 million in cash, 3.8 million shares of the Company's common stock valued at $530.4 million, and $64.0 million principal amount of 2020 Senior Convertible Debt, for total consideration of $819.4 million, of which $246.3 million was allocated to the fair value of the liability component and $547.1 million was allocated to the reacquisition of the equity component. The consideration was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement, resulting in a net loss on inducement and settlement of debt of $129.2 million. The Company used borrowings under its Revolving Credit Facility to finance a portion of its 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt settlement transactions. In connection with the issuance of the 2020 Senior Convertible Debt, the Company incurred issuance costs of $10.8 million, of which $9.0 million was recorded as debt issuance costs and will be amortized using the effective interest method over the term of the debt. The remainder of $1.8 million in fees was recorded to equity. The debt discount on the 2020 Senior Convertible Debt was the difference between the par value and the fair value of the debt resulting in a debt discount of $110.0 million which will be amortized to interest expense using the effective interest method over the term of the debt. Interest on the 2020 Senior Convertible Debt is payable semi-annually in arrears on May 15 and November 15 of each year. The Company also issued $1.40 billion aggregate principal amount of 0.972% 2024 Notes and used the proceeds in addition to $213.0 million in borrowings under its Revolving Credit Facility, and cash on hand to repay all amounts outstanding under its Term Loan Facility resulting in a net loss on settlement of debt of $12.9 million consisting of unamortized financing fees.

In connection with the issuance of the 2020 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $35.8 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2020 Senior Convertible Debt. Upon conversion of the 2020 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap strike price of $233.58 per share which would reduce the potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount of converted notes. Upon conversion of the 2020 Senior Convertible Debt, there will be no economic dilution from the notes until the average market price of the Company’s common stock exceeds the cap price of $233.58 per share as the exercise of the capped call options will offset any dilution from the 2020 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

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

Senior Notes

0.972% 2024 Notes

In December 2020, the Company issued $1.40 billion aggregate principal amount of 0.972% 2024 Notes in a private placement. In connection with the issuance of the notes, the Company incurred issuance costs of $2.2 million and recorded a debt discount of $4.2 million for fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt. The Company used proceeds from the issuance of 0.972% 2024 Notes to pay the amounts outstanding under its Term Loan Facility. The 0.972% 2024 Notes mature on February 15, 2024 and interest accrues at a rate of 0.972% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

The Company may, at its option, redeem some or all of the 0.972% 2024 Notes prior to February 15, 2024 at a price equal to the greater of (a) 100% of the principal amount of the 0.972% 2024 Notes redeemed and (b) the sum of the present value of all remaining scheduled payments of principal and interest (discounted in accordance with the 0.972% 2024 Notes indenture) that would have been due on the redeemed 0.972% 2024 Notes, in each case, plus accrued and unpaid interest to, but excluding, the repurchase date. If the Company experiences a specified change of control triggering event, the Company must offer to repurchase the 0.972% 2024 Notes at a price equal to 101% of the principal amount of the 0.972% 2024 Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 0.972% 2024 Notes indenture contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, sell or otherwise dispose of any assets constituting collateral securing the 0.972% 2024 Notes, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. These covenants are subject to a number of limitations and exceptions set forth in the indenture.

The 0.972% 2024 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Credit Agreement and under the Company’s existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Credit Agreement will guarantee the 0.972% 2024 Notes. The 0.972% 2024 Notes and the 0.972% 2024 Note guarantees are secured, on a pari passu first lien basis with the Credit Agreement and the Company's existing Senior Secured Notes, by substantially all of the tangible and intangible assets (other than certain excluded assets) of the Company and the guarantors that secure obligations under the Credit Agreement and the Company's existing Senior Secured Notes, in each case subject to certain thresholds, exceptions and permitted liens, as set forth in a security agreement, dated December 17, 2020, by and among the Company, the subsidiary guarantors party thereto and the collateral agent.

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

Senior Credit Facilities

In March 2020 and September 2019, the Company amended the Company's Credit Agreement to, among other things, amend certain negative covenants, including covenants that restrict the Company and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens and enter into certain restrictive agreements. The amendments provide the Company the ability to finance a Convertible Notes repurchase not to exceed $1.00 billion with secured debt, and the ability to factor receivables and certain related assets as further explained below. In addition, the amendments reduce the margin added to the interest rate on revolving loans under the Credit Agreement to 0.0% to 0.75% for base rate loans and 1.0% to 1.75% for the LIBOR rate loans, in each case determined based on the Company's senior leverage ratio. The amendments reduced the commitments for the Revolving Credit Facility thereunder to $3.57 billion from $3.60 billion.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2020 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair values of the Company's Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at December 31, 2020 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations as of December 31, 2020 and March 31, 2020 (in millions):

	December 31, 2020		March 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Revolving Credit Facility	$2,345.5	$2,356.6	$2,373.9	$2,388.5
Term Loan Facility	—	—	1,708.9	1,723.5
Bridge Loan Facility	—	—	608.8	615.0
3.922% 2021 Notes	997.5	1,014.0	993.1	985.0
4.333% 2023 Notes	991.4	1,083.0	988.8	990.0
2.670% 2023 Notes	996.1	1,047.2	—	—
0.972% 2024 Notes	1,393.7	1,403.6	—	—
4.250% 2025 Notes	1,184.7	1,257.0	—	—
2015 Senior Convertible Debt	187.9	665.8	910.1	1,601.8
2017 Senior Convertible Debt	352.0	914.3	1,552.8	2,130.3
2020 Senior Convertible Debt	548.6	736.7	—	—
2017 Junior Convertible Debt	143.6	561.9	345.8	656.2
Total	$9,141.0	$11,040.1	$9,482.2	$11,090.3

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,362.4	$(2,558.5)	$4,803.9
Customer-related	835.2	(679.7)	155.5
In-process research and development	7.7	—	7.7
Distribution rights and other	126.1	(67.4)	58.7
Total	$8,331.4	$(3,305.6)	$5,025.8

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,331.9	$(1,924.6)	$5,407.3
Customer-related	903.6	(674.7)	228.9
In-process research and development	8.8	—	8.8
Distribution rights and other	126.0	(68.7)	57.3
Total	$8,370.3	$(2,668.0)	$5,702.3

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2021 through fiscal 2025, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2021	$247.9
2022	$911.8
2023	$707.0
2024	$626.2
2025	$508.9

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amortization expense charged to cost of sales	$2.4	$2.5	$6.9	$7.1
Amortization expense charged to operating expense	244.2	256.1	738.2	770.5
Total amortization expense	$246.6	$258.6	$745.1	$777.6

There were no impairment charges in the three and nine months ended December 31, 2020 and in the three months ended December 31, 2019. The Company recognized impairment charges of $0.5 million in the nine months ended December 31, 2019.

Goodwill activity for the nine months ended December 31, 2020 by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2020	$6,645.6	$19.2
Additions	5.8	—
Balance at December 31, 2020	$6,651.4	$19.2

At March 31, 2020, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2020, the Company has never recorded an impairment charge against its goodwill balance.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2020	2020
Trade accounts receivable	$887.9	$924.1
Other	11.1	14.8
Total accounts receivable, gross	899.0	938.9
Less allowance for expected credit losses	5.2	4.9
Total accounts receivable, net	$893.8	$934.0

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2020	2020
Raw materials	$112.8	$92.3
Work in process	413.6	441.7
Finished goods	139.7	151.7
Total inventories	$666.1	$685.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2020	2020
Land	$79.9	$83.4
Building and building improvements	643.7	659.5
Machinery and equipment	2,190.6	2,123.1
Projects in process	124.2	100.1
Total property, plant and equipment, gross	3,038.4	2,966.1
Less accumulated depreciation and amortization	2,211.0	2,090.0
Total property, plant and equipment, net	$827.4	$876.1

Depreciation expense attributed to property, plant and equipment was $40.3 million and $120.4 million for the three and nine months ended December 31, 2020, respectively, compared to $41.4 million and $127.1 million for the three and nine months ended December 31, 2019, respectively.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2020	2020
Accrued compensation and benefits	$166.6	$137.5
Income taxes payable	12.8	38.0
Sales related reserves	332.2	353.0
Current portion of lease liabilities	40.2	44.5
Accrued expenses and other liabilities	217.4	208.8
Total accrued liabilities	$769.2	$781.8

Note 10. Commitments and Contingencies

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $168.1 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2020, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-JJT and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  The Jackson complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and generally alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  On December 11, 2018, the Court issued an order appointing the lead plaintiff.  An amended complaint was filed on February 22, 2019. Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. The class certification was filed by the plaintiff on September 11, 2020, and defendants filed their response and statement of non-opposition on October 16, 2020. Discovery is ongoing.

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

State Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. This case was stayed on May 23, 2019 to allow the Federal Derivative Litigation to address certain overlapping issues. Following the dismissal of the Federal Derivative Litigation, on October 1, 2019, the court granted the parties' joint request for a temporary stay. On January 30, 2020, the court lifted the temporary stay. An amended complaint was filed on February 28, 2020. Defendants filed their motions to dismiss the amended complaint on April 24, 2020. The parties stipulated to plaintiff's request to file a second amended complaint, and the pending motions to dismiss were withdrawn as moot. A second amended complaint was filed on July 27, 2020. On September 17, 2020, the Company filed a motion to stay proceedings, and the Company and the individual defendants filed motions to dismiss. On November 2, 2020, the court entered the order to stay this matter until January 20, 2021. On January 29, 2021, the Court entered an order continuing the stay until March 26, 2021.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all current and future costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, with current costs and damages alleged to be about $115 million to date. The Company's Atmel subsidiaries intend to defend this action vigorously.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2020, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for incomes taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the nine months ended December 31, 2020 and December 31, 2019 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, the Company recorded a cumulative income tax expense of $25.2 million in the nine months ended December 31, 2020.

In April 2020, the Company became aware of a withholding tax regulation that could be interpreted to apply to certain of the Company’s previous intra-group transactions.  During the nine months ended December 31, 2020, the Company evaluated the interpretations of these rules as it applies to the Company’s facts and circumstances for tax years remaining open under the applicable statutes of limitation and in response the Company recorded an immaterial income tax expense during the period. The Company will evaluate new information as it becomes available and assess its effect to the tax provision.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of sales (1)	$6.4	$5.7	$18.8	$15.8
Research and development	25.0	21.2	70.0	63.0
Selling, general and administrative	19.8	16.6	54.5	50.7
Pre-tax effect of share-based compensation	51.2	43.5	143.3	129.5
Income tax benefit	10.7	9.2	30.5	28.2
Net income effect of share-based compensation	$40.5	$34.3	$112.8	$101.3

(1) During the three and nine months ended December 31, 2020, $4.5 million and $11.9 million, respectively, of share-based compensation expense was capitalized to inventory, and $6.4 million and $18.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2019, $5.1 million and $15.4 million, respectively, of share-based compensation expense was capitalized to inventory, and $5.7 million and $15.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

As of December 31, 2020, 15.0 million shares of common stock remained available for repurchase under the existing share repurchase program. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three and nine months ended December 31, 2020. Shares repurchased are recorded as treasury shares and used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2020, the Company had approximately 11.5 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) for the nine months ended December 31, 2020 (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2020	$(5.1)	$(16.5)	$(21.6)
Other comprehensive (loss) income before reclassifications	(6.9)	5.3	(1.6)
Reclassification of realized transactions	0.9	—	0.9
Net other comprehensive (loss) income	(6.0)	5.3	(0.7)
Balance at December 31, 2020	$(11.1)	$(11.2)	$(22.3)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,		Related Statement of Income Line
Description of AOCI Component	2020	2019	2020	2019
Amortization of actuarial loss	$(0.3)	$(0.2)	$(0.9)	$(0.6)	Other loss, net

Note 15. Dividends

A quarterly cash dividend of $0.3685 per share was paid on December 4, 2020 in the aggregate amount of $96.0 million.  A quarterly cash dividend of $0.39 per share was declared on February 4, 2021 and will be paid on March 8, 2021 to stockholders of record as of February 22, 2021. The Company expects the March 2021 payment of its quarterly cash dividend to be approximately $105.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 43 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:

•The impact of the COVID-19 pandemic on demand for our products;
•Our expectation that certain supply chain constraints will continue through most of calendar year 2021.
•That the COVID-19 pandemic could adversely impact our business in the fiscal quarter ended March 31, 2021 or in future periods;
•That local governments could require us or our suppliers to temporarily reduce production further or cease operations and we could experience constraints in fulfilling customer orders;
•Our belief that our actions to combat the spread of COVID-19 will help preserve the health of our team members, customers, suppliers, visitors to our facilities, people with whom we conduct business and our communities, and allow us to safely continue operations;
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
•Our expectation that our March 2021 days of inventory levels will be down 1 to 9 days compared to the December 2020 levels. Our belief that our existing level of inventory will allow us to maintain competitive lead times and provide strong delivery performance to our customers;
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
•Our expectation that our reliance on third party contractors may increase over time as our business grows;
•Our ability to collect accounts receivable; and
•The impact of the legislative and policy changes implemented or which may be implemented by the new administration, on our business and the trading price of our stock.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of COVID-19 developments followed by a summary of our overall business strategy to give the reader an overview of the goals of our business and the overall direction of our business and products. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in sections titled "Liquidity and Capital Resources", "Contractual Obligations" and "Off-Balance Sheet Arrangements."

COVID-19 Developments

The ongoing COVID-19 pandemic has resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. The severity and duration of the economic impact is currently unknown and will depend on many factors, such as the effectiveness of containment efforts. We regularly monitor new information regarding the severity of COVID-19 and the ability to contain, treat, or prevent it.

In the fiscal quarter ended December 31, 2020, demand for our products that serve certain markets, such as consumer, automotive, and industrial, continued to recover from the adverse demand fluctuations caused by the COVID-19 pandemic. Additionally, the markets that benefited earlier in the year from the stay-at-home economy, such as datacenters, computing, and communications, remained at normal demand patterns as the surge in demand we experienced in the June 2020 quarter dissipated. Furthermore, demand for our products that are used in the office environment remained weak as many businesses have applied work from home policies throughout the COVID-19 pandemic, thus deferring spending for the office environment. While we have a diverse customer base operating in diverse industries, the extent of the impact of the COVID-19 pandemic on demand for our products depends on unpredictable future developments.

At this time, our global manufacturing sites and our logistics channels are fully operational and local restrictions related to the COVID-19 pandemic that impacted us in the first quarter of fiscal 2021 have eased. We have experienced supply chain constraints that continued to become more challenging through the fiscal quarter ended December 31, 2020, due to recovery in demand for our products in the consumer, automotive, and industrial markets along with low levels of inventory in the distribution channels. We continue to invest in capital expenditures to increase our internal production capacity. We have expanded and are continuing our efforts to expand the amount of allocation we receive from our wafer fabrication, assembly and test subcontractors. However, we expect the supply chain constraints to continue through most of calendar year 2021. As a result, lead times have increased for many of our products. We have also experienced increases in material and subcontracted manufacturing costs and we have taken steps to secure capacity for calendar year 2021. If the number of COVID-19 cases increases, the pandemic could adversely impact our business in future periods. In the future, local governments could require us or our suppliers to temporarily reduce production or cease operations and we could experience constraints in fulfilling customer orders.

In response to the early indications of the COVID-19 pandemic, we took proactive measures to safeguard the health of our employees, contractors, customers, suppliers, visitors to our facilities, other business partners, and our communities. We strategically implemented plans intended to ensure business continuity in the event severe outbreaks or government requirements were to impact our operations. We are committed to the health and safety of our employees, contractors, customers, suppliers, visitors to our facilities, other business partners, and communities. We are following governmental policies and CDC recommendations designed to slow the spread of COVID-19.

Our efforts to combat the COVID-19 pandemic include the following:

•We require social distancing, and have established distancing protocols at our facilities. We currently prohibit visitors, have suspended business travel, have suspended attendance at conferences and other gatherings, and require team members to work from home to the extent possible. Where work from home is not possible, all on-site team members are requested to take their temperatures before arriving to work, stay home if they do not feel well, stay home if they have been exposed to someone with COVID-19 or its symptoms, maintain a safe distance from others, wash their hands frequently, and wear a mask if they choose. We clean high touch surfaces daily.

•In partnership with our suppliers, we have evaluated our supply chain to identify gaps or weak points. In order to ensure continuity, in some cases, we have qualified alternative suppliers and increased our inventory of raw materials.

•We have added and continue to add assembly and test capacity to provide redundant manufacturing capability through our network of subcontractors.

•We implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs, reducing discretionary spending, and limiting capital expenditures. During the fiscal quarter ended December 31, 2020, we restored previous reductions in compensation, resumed hiring, and increased spending for certain capital expenditures to help meet business demands.

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

Strategy

Our goal is to be a worldwide leader in providing specialized semiconductor products for a wide variety of embedded control applications.  Our strategic focus is on embedded control solutions, including general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, microprocessors, FPGA products, a broad spectrum of high-performance linear, mixed-signal, power management, thermal management, discrete diodes and MOSFETS, RF, timing, timing systems, safety, security, wired connectivity and wireless connectivity devices, as well as Serial EEPROM, Serial Flash memories, Parallel Flash memories, Serial EERAM and Serial SRAM. We also license Flash-IP solutions that are incorporated in a broad range of products.  We provide highly cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.  We license our SuperFlash technology and other technologies to wafer foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of advanced microcontroller products, gate array, RF and analog products that require embedded non-volatile memory. Our broad product portfolio allows us to provide Total System Solutions (TSS) to our customers by being able to provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks.

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

See "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry," on page 47 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2021 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.4	39.0	38.3	38.5
Gross profit	62.6	61.0	61.7	61.5

Research and development	15.5	16.9	15.3	16.6
Selling, general and administrative	11.4	13.3	11.2	12.9
Amortization of acquired intangible assets	17.2	19.2	17.6	19.0
Special charges and other, net	0.3	1.4	0.2	0.7
Operating income	18.2%	10.2%	17.4%	12.3%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2020	2019	Change	2020	2019	Change
Net sales	$1,352.1	$1,287.4	5.0%	$3,971.3	$3,947.8	0.6%

The increase in net sales in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily due to strength in our microcontroller and analog product lines. The net sales value of inventory at our distributor customers decreased $26.1 million during the three months ended December 31, 2020 compared to a decrease of $36.1 million during the three months ended December 31, 2019. Excluding the impact of changes in distributor inventory levels on net sales, demand increased by 4.1% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 and was positively impacted by strength in our microcontroller and analog product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than demand fluctuations in the end markets that we serve.

The increase in net sales in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 was primarily due to the positive impact of changes in distributor inventory levels offset by adverse demand fluctuations in the markets we serve. The net sales value of inventory at our distributor customers increased $12.4 million during the nine months ended December 31, 2020, compared to a decrease of $71.9 million during the nine months ended December 31, 2019. Excluding the impact of changes in distributor inventory levels on net sales, demand decreased by 1.5% in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 and was negatively impacted by general economic conditions and the impact of the COVID-19 pandemic. Due to the size, complexity and diversity of our customer base, we are not able to quantify the impact that general economic conditions and the COVID-19 pandemic had on each of the end markets that we serve.

Other factors that we believe contributed to changes in our reported net sales for the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:

•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and nine months ended December 31, 2020 compared to the same prior year periods. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. The overall average selling price of our products did not change significantly during the three and nine months ended December 31, 2020 compared to the same prior year periods.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020	%	2019	%	2020	%	2019	%
Microcontrollers	$726.3	53.7	$685.8	53.3	$2,145.8	54.1	$2,091.8	53.0
Analog	372.8	27.6	363.3	28.2	1,104.7	27.8	1,143.6	29.0
FPGA	99.1	7.3	92.6	7.2	294.3	7.4	276.8	7.0
LMO	153.9	11.4	145.7	11.3	426.5	10.7	435.6	11.0
Total net sales	$1,352.1	100.0	$1,287.4	100.0	$3,971.3	100.0	$3,947.8	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 53.7% and 54.1% of our net sales for the three and nine months ended December 31, 2020, respectively, compared to approximately 53.3% and 53.0% of our net sales for the three and nine months ended December 31, 2019, respectively.

Net sales of our microcontroller products increased 5.9% and 2.6% in the three and nine months ended December 31, 2020, respectively, compared to the three and nine months ended December 31, 2019. These sales increases were due primarily to strength in demand for our microcontroller products in certain end markets that we serve.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 27.6% and 27.8% of our net sales for the three and nine months ended December 31, 2020, respectively, compared to approximately 28.2% and 29.0% of our net sales for the three and nine months ended December 31, 2019, respectively.

Net sales from our analog product line increased 2.6% and decreased 3.4% in the three and nine months ended December 31, 2020, respectively, compared to the three and nine months ended December 31, 2019. The increase in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily due to strength in demand for our analog products in certain end markets that we serve. The decrease in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 was primarily due to adverse general economic conditions and the impact of the COVID-19 pandemic.

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

FPGA

Sales of our FPGA products accounted for approximately 7.3% and 7.4% of our net sales for the three and nine months ended December 31, 2020, respectively, compared to approximately 7.2% and 7.0% of our net sales for the three and nine months ended December 31, 2019, respectively.

Net sales of our FPGA products increased 7.0% and 6.3% in the three and nine months ended December 31, 2020, respectively, compared to the three and nine months ended December 31, 2019. These sales increases were primarily due to favorable demand fluctuations for FPGA products in the markets we serve.

FPGA product pricing has historically been relatively stable because they are proprietary products with significant design in complexity and are frequently designed into long-lived end applications.

LMO

Our LMO product line includes royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 11.4% and 10.7% of our net sales for the three and nine months ended December 31, 2020, respectively, compared to approximately 11.3% and 11.0% of our net sales for the three and nine months ended December 31, 2019, respectively.

Net sales related to these services and products increased 5.6% and decreased 2.1% in the three and nine months ended December 31, 2020, respectively, compared to the three and nine months ended December 31, 2019. LMO net sales can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% and 51% of our net sales in the three and nine months ended December 31, 2020, respectively, and approximately 50% of our net sales in each of the three and nine months ended December 31, 2019. With the exception of Arrow Electronics, our largest distributor, which represented 10% and 11% of our net sales in the three and nine months ended December 31, 2019, respectively, no other distributor or end customer accounted for more than 10% of our net sales in the three and nine months ended December 31, 2020 and December 31, 2019. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2020, our distributors maintained 26 days of inventory of our products compared to 29 days at March 31, 2020.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 26 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020	%	2019	%	2020	%	2019	%
Americas	$348.9	25.8	$309.8	24.1	$1,037.3	26.1	$1,011.1	25.6
Europe	243.0	18.0	276.2	21.5	725.9	18.3	870.3	22.0
Asia	760.2	56.2	701.4	54.4	2,208.1	55.6	2,066.4	52.4
Total net sales	$1,352.1	100.0	$1,287.4	100.0	$3,971.3	100.0	$3,947.8	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% and 76% of our total net sales in the three and nine months ended December 31, 2020, respectively, compared to approximately 79% of our total net sales in each of the three and nine months ended December 31, 2019. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total sales decreased in the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019 primarily due to the impact of the COVID-19 pandemic on our customers that service the automotive and industrial markets in Europe. Sales to customers in Asia as a percentage of total sales increased in the three and nine months ended December 31, 2020 compared to the three and nine months ended December 31, 2019 due to the fact that the COVID-19 pandemic was largely under control in China and Taiwan, which represent the highest percentage of our net sales in Asia, during the three and nine months ended December 31, 2020, and therefore, the geography returned to higher levels of demand. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2020 was $845.8 million, or 62.6% of net sales, compared to $785.5 million, or 61.0% of net sales, in the three months ended December 31, 2019. Our gross profit in the nine months ended December 31, 2020 was $2.45 billion, or 61.7% of net sales, compared to $2.43 billion, or 61.5% of net sales, in the nine months ended December 31, 2019. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
$785.5	61.0	$2,428.2	61.5	Three and nine months ended December 31, 2019
38.5	—	10.9	—	Increase in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
13.4	1.0	3.5	0.1	Impact of unabsorbed capacity charges
3.6	0.3	2.8	0.1	Impact of lower costs per unit related to sold inventory
1.8	0.1	5.2	0.1	Increase in net sales to licensing customers, which has no associated cost of sales
2.9	0.2	1.2	—	Impact of excess and obsolete inventories
0.1	—	0.2	(0.1)	Other individually immaterial factors
$845.8	62.6	$2,452.0	61.7	Three and nine months ended December 31, 2020

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. During the three and nine months ended December 31, 2020, we operated at below normal capacity levels due to lower demand for our products primarily related to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $3.7 million and $29.8 million, respectively, compared to unabsorbed capacity charges of $17.1 million and $33.3 million in the three and nine months ended December 31, 2019, respectively. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Costs per unit related to sold inventory - Our product cost per unit may fluctuate over time due to cost of materials and other factors and also fluctuate based on the mix of products sold. During the three and nine months ended December 31, 2020, product mix resulted in $3.6 million and $2.8 million, respectively, lower cost of goods sold and increase in gross profit than the comparable metric in the three and nine months ended December 31, 2019, respectively.

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

Our overall inventory levels were $666.1 million at December 31, 2020, compared to $685.7 million at March 31, 2020. We maintained 120 days of inventory on our balance sheet at December 31, 2020 compared to 122 days of inventory at March 31, 2020. We expect our days of inventory levels in the March 2021 quarter to be down 1 to 9 days compared to the December 2020 levels.

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

During fiscal 2020, we announced our intention to re-purpose Fab 5 to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. In connection with these efforts, we reduced the clean room footprint and transferred certain higher volume products from Fab 5 to our 8-inch wafer fabrication facilities in Arizona and Oregon. We anticipate that these actions will result in significant cost savings over the next several years. In fiscal 2020, we incurred $18.0 million in costs associated with these actions and during the nine months ended December 31, 2020, we incurred $7.0 million in such costs, all of which have been recorded within the special charges and other, net line item in our statements of income. We expect to incur less than $2.0 million in the fourth quarter of fiscal 2021 for the remaining associated costs of these restructuring activities.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 55% of our assembly requirements were performed in our internal assembly facilities in the three months ended December 31, 2020, compared to approximately 45% during the three months ended December 31, 2019.  Approximately 57%

of our test requirements were performed in our internal test facilities in the three months ended December 31, 2020, compared to approximately 54% during the three months ended December 31, 2019.  The increases in the percentage of assembly and test operations that were performed internally in fiscal 2021 compared to fiscal 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of the three months ended December 31, 2020 and December 31, 2019.

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

Research and Development

R&D expenses for the three months ended December 31, 2020 were $210.1 million, or 15.5% of net sales, compared to $217.1 million, or 16.9% of net sales, for the three months ended December 31, 2019. R&D expenses for the nine months ended December 31, 2020 were $607.9 million, or 15.3% of net sales, compared to $656.0 million, or 16.6% of net sales, for the nine months ended December 31, 2019. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $7.0 million, or 3.2%, for the three months ended December 31, 2020 over the same period last year.  R&D expenses decreased $48.1 million, or 7.3%, for the nine months ended December 31, 2020 over the same period last year. The primary reason for the decreases in R&D costs was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2020 were $154.2 million, or 11.4% of net sales, compared to $170.7 million, or 13.3% of net sales, for the three months ended December 31, 2019. Selling, general and administrative expenses for the nine months ended December 31, 2020 were $445.2 million, or 11.2% of net sales, compared to $510.9 million, or 12.9% of net sales, for the nine months ended December 31, 2019.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $16.5 million, or 9.7%, for the three months ended December 31, 2020 over the same period last year.  Selling, general and administrative expenses decreased $65.7 million, or 12.9%, for the nine months ended December 31, 2020 over the same period last year.  The primary reason for the decreases in selling, general and administrative expenses was due to management of discretionary spending, including reduced headcount costs and travel expenses, due to uncertainty surrounding the COVID-19 pandemic.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2020 was $231.6 million and $699.9 million, respectively, compared to $248.7 million and $745.4 million for the three and nine months ended December 31, 2019, respectively. The primary reason for the decreases in acquired intangible asset amortization was lower amortization from our acquisition of Microsemi and from our prior acquisitions.

Special Charges and Other, Net

During the three and nine months ended December 31, 2020, we incurred special charges and other, net of $4.3 million and $8.9 million, respectively. During the three and nine months ended December 31, 2019, we incurred special charges and other, net of $17.8 million and $29.5 million, respectively. The costs incurred during the nine months ended December, 31 2020 were primarily related to restructuring of our wafer fabrication operations. Other restructuring expenses incurred during the nine months ended December 31, 2020 and December 31, 2019 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2020 was $0.2 million and $0.8 million, respectively, compared to $0.6 million and $2.3 million, respectively, for the three and nine months ended December 31, 2019.

Interest expense in the three and nine months ended December 31, 2020 was $86.5 million and $278.9 million, respectively, compared to $119.7 million and $381.9 million, respectively, for the three and nine months ended December 31, 2019. The primary reason for the decreases in interest expense relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During the three and nine months ended December 31, 2020, we recognized losses of $142.1 million and $214.0 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the payment of all amounts outstanding under our Bridge Loan Facility, and our Term Loan Facility. The net losses recognized on the settlement of our Convertible Debt are comprised of two components (i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and (ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date. During the nine months ended December 31, 2019, we recognized losses of $2.0 million, in connection with the amendment to our Revolving Credit Facility and the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility.

Other loss, net was $0.4 million and $2.9 million for the three and nine months ended December 31, 2020, respectively, compared to $1.5 million and $0.2 million for the three and nine months ended December 31, 2019, respectively.

Provision for Income Taxes

We account for incomes taxes in accordance with ASC 740. Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the nine months ended December 31, 2020 and December 31, 2019 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate for the nine months ended December 31, 2020 was approximately 22% and our domestic statutory tax rate for the fiscal year ended March 31, 2020 was approximately 22%. Our non-U.S. blended statutory tax rates for the nine months ended December 31, 2020 and fiscal year ended March 31, 2020 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, we recorded a cumulative income tax expense of $25.2 million in the nine months ended December 31, 2020.

Liquidity and Capital Resources

We had $372.7 million in cash, cash equivalents and short-term investments at December 31, 2020, a decrease of $30.3 million from the March 31, 2020 balance.

Net cash provided by operating activities was $1.47 billion in the nine months ended December 31, 2020 compared to $1.17 billion in the nine months ended December 31, 2019. The increase in net cash provided by operating activities was primarily due to efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $110.1 million in the nine months ended December 31, 2020 compared to $97.7 million in the nine months ended December 31, 2019. During the nine months ended December 31, 2020 and December 31, 2019, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2020 were $37.2 million compared to $55.7 million in the nine months ended December 31, 2019. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. We currently intend to spend between $175 million and $200 million during the next twelve months to invest in equipment and facilities. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $1.39 billion in the nine months ended December 31, 2020 compared to $1.11 billion in the nine months ended December 31, 2019. Significant transactions affecting our net financing cash flows include:

•in the first nine months of fiscal 2021, $1.04 billion of cash used to pay down certain principal of our debt, including the Term Loan Facility and the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt, partially funded by the issuance of our senior notes,
•in the first nine months of fiscal 2020, $830.0 million of cash used to pay down certain principal on the Term Loan Facility and the Revolving Credit Facility, net of amounts borrowed under our Revolving Credit Facility, and
•in the first nine months of fiscal 2021 and fiscal 2020, we paid cash dividends to our stockholders of $281.7 million and $262.1 million, respectively.

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

The Credit Agreement provides for a revolving loan facility in an aggregate principal amount of approximately $3.57 billion, with a $250.0 million foreign currency sublimit, a $50.0 million letter of credit sublimit and a $25.0 million swingline loan sublimit. The Credit Agreement also provides for the Term Loan Facility. The Revolving Credit Facility consists of $3.57 billion of revolving loan commitments (the "2023 Revolving Loans") that terminate on May 18, 2023 (the "2023 Maturity Date").  The 2023 Revolving Loans bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period. At December 31, 2020, we had $2.36 billion of outstanding borrowings under the Revolving Credit Facility compared to $2.39 billion at March 31, 2020. During the first nine months of fiscal 2021, we used borrowings under our Revolving Credit Facility and proceeds from the issuance of our 0.972% 2024 Notes to repay all amounts outstanding under our Term Loan Facility. See Note 6 of the notes to our condensed consolidated financial statements for more information regarding our Credit Agreement.

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
We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2020, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock during the first nine months of fiscal 2021. As of December 31, 2020, we held approximately 11.5 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly cash dividend of $0.3685 per share was paid on December 4, 2020 in the aggregate amount of $96.0 million.  A quarterly dividend of $0.39 per share was declared on February 4, 2021 and will be paid on March 8, 2021 to stockholders of record as of February 22, 2021. We expect the aggregate cash dividend for March 2021 to be approximately $105.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Contractual Obligations

The following table summarizes our significant contractual obligations for the remainder of fiscal 2021 and thereafter, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Fiscal Year Ending March 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Operating lease obligations	$210.9	$15.7	$78.9	$39.1	$77.2
Capital purchase obligations (1)	96.8	55.0	41.8	—	—
Other purchase obligations and commitments (2)	171.3	125.6	45.4	0.3	—
Revolving Credit Facility (3)	2,463.4	11.2	89.6	2,362.6	—
3.922% 2021 Notes (4)	1,019.6	—	1,019.6	—	—
4.333% 2023 Notes (5)	1,108.4	—	86.7	1,021.7	—
2.670% 2023 Notes (6)	1,080.2	13.4	53.4	1,013.4	—
0.972% 2024 Notes (7)	1,443.1	2.3	27.2	1,413.6	—
4.250% 2025 Notes (8)	1,455.0	25.5	102.0	102.0	1,225.5
2015 Senior Convertible Debt (9)	238.6	1.8	7.2	229.6	—
2017 Senior Convertible Debt (10)	503.7	3.7	14.8	14.8	470.4
2020 Senior Convertible Debt (11)	668.9	—	1.7	667.2	—
2017 Junior Convertible Debt (12)	381.9	3.1	12.5	12.5	353.8
Pension obligations (13)	21.1	0.3	3.3	4.6	12.9
Transition tax obligation (14)	220.6	—	46.4	101.6	72.6
Total contractual obligations (15)	$11,083.5	$257.6	$1,630.5	$6,983.0	$2,212.4

(1)Capital purchase obligations represent commitments for construction or purchases of property, plant and equipment.  These obligations were not recorded as liabilities on our balance sheet as of December 31, 2020, as we have not yet received the related goods or taken title to the property.
(2)Other purchase obligations and commitments include payments due under various types of licenses and outstanding purchase commitments with our wafer foundries.
(3)For purposes of this table, we have assumed that the principal of our 2023 revolving loans outstanding at December 31, 2020 will be paid on May 18, 2023, which is the maturity date of such borrowings.
(4)The 3.922% 2021 Notes mature on June 1, 2021.
(5)The 4.333% 2023 Notes mature on June 1, 2023.
(6)The 2.670% 2023 Notes mature on September 1, 2023.
(7)The 0.972% 2024 Notes mature on February 15, 2024.
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
(11)For purposes of this table, we have assumed that the principal of our 2020 Senior Convertible Debt will be paid on November 15, 2024, which is the maturity date of such debt.
(12)For purposes of this table, we have assumed that the principal of our 2017 Junior Convertible Debt will be paid on February 15, 2037, which is the maturity date of such debt.
(13)For purposes of this table, pension obligations due in more than 5 years represent the expected pension payments from 2026 through 2030. It excludes pension obligations subsequent to 2030.
(14)Our total transition tax payment is expected to be approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, 2025, and 2026.
(15)The contractual obligations do not include amounts related to uncertain tax positions because reasonable estimates cannot be made.

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

Off-Balance Sheet Arrangements (Including Guarantees)

As of December 31, 2020, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K with the exception of standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, our long-term debt totaled $9.58 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $7.22 billion as of December 31, 2020. We do have interest rate exposure with respect to the $2.36 billion balance of our variable interest rate debt outstanding as of December 31, 2020. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $11.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Risks Related to Our Business, Operations, and Industry
•impact of global economic conditions on our operating results, net sales and profitability;
•impact of economic conditions on the financial viability of our licensees, customers, distributors, or suppliers;
•impact of the COVID-19 pandemic, increased tariffs or other factors affecting our suppliers;
•dependence on foreign sales and operations, which exposes us to foreign political and economic risks;
•limited visibility to product shipments;
•dependency on wafer foundries and other contractors by our licensees and ourselves;
•intense competition in the markets we serve, leading to pricing pressures, reduced sales or market share;
•ineffective utilization of our manufacturing capacity or failure to maintain manufacturing yields;
•impact of seasonality and wide fluctuations of supply and demand in the industry;
•dependency on distributors;
•ability to introduce new products on a timely basis;
•business interruptions to operations or that of key vendors, licensees or customers;
•technology licensing business exposes us to various risks;
•reliance on sales into governmental projects;
•risks related to grants from governments, agencies and research organizations;
•future acquisitions or divestitures;
•future impairments to goodwill or intangible assets;
•our failure to maintain proper and effective internal control and remediate future control deficiencies;
•customer demands to implement business practices that are more stringent than legal requirements;
•ability to attract and retain qualified personnel; and
•the occurrence of events for which we are self-insured, or which exceed our insurance limits.

Risks Related to Cybersecurity, Intellectual Property, and Litigation
•attacks on our IT systems, interruptions in our IT systems, or improper handling of data;
•risks related to legal proceedings, investigations or claims;
•risks related to contractual relationships with our customers; and
•protecting our intellectual property.

Risks Related to Taxation, Laws and Regulations
•impact of new accounting pronouncements or changes in existing accounting standards and practices;
•fines, restrictions or delay in our ability to export products, or increase costs associated with the manufacture or transfer of products;
•outcome of future examinations of our income tax returns;
•exposure to greater than anticipated income tax liabilities, changes in or the interpretation of tax rules and regulations (including the TCJA) or unfavorable assessments from tax audits;
•impact of the legislative and policy changes implemented by the new administration;
•impact of stringent environmental, climate change, conflict-free minerals and other regulations or customer demands; and
•requirement to fund our foreign pension plans.

Risks Related to Capitalization and Financial Markets
•impact of various factors on our future trading price of our common stock;
•our ability to effectively manage current or future debt;
•our ability to generate sufficient cash flows or obtain access to external financing;
•impact of conversion of our convertible debt on the ownership interest of our existing stockholders; and
•fluctuations in foreign currency exchange rates.

Risks Related to Our Business, Operations, and Industry

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
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as COVID-19), cybersecurity incidents, terrorist activity, armed conflict, war, worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
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
•our ability to secure sufficient wafer foundry, assembly and testing capacity;
•availability of raw materials, supplies and equipment;
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
•changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the impact of the COVID-19 pandemic or the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have a material adverse impact on our operating results in the three months ending March 31, 2021 or future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders or that they will no longer support certain equipment with updates or parts. In particular, we have recently experienced longer lead times for some assembly raw materials required for production purposes. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2021, approximately 76% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan. During fiscal 2020, approximately 78% of our net sales were made to foreign customers, including 21% in China and 15% in Taiwan.

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
•public health conditions (including viral outbreaks such as COVID-19); and
•difficulties in collecting receivables and longer payment cycles.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2021 and during fiscal 2020, approximately 61% of our net sales came from products produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2021, approximately 51% of our assembly requirements and 45% of our test requirements were performed by third party contractors, compared to approximately 55% and 46%, respectively, during fiscal 2020. Due to increased demand for our products, we have recently taken actions to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. We expect that our reliance on third party contractors may increase over time as our business grows.

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
•our ability to ramp production and increase capacity, at our wafer fabrication and assembly and test facilities;
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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below optimal capacity. In the first nine months of fiscal 2021 and fiscal 2020, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $29.8 million and $33.3 million, respectively.

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

Sales to distributors accounted for approximately 51% of our net sales in the first nine months of fiscal 2021 and approximately 50% of our net sales in fiscal 2020. We do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first quarter of fiscal 2021, restrictions on travel adversely impacted our manufacturing operations in the Philippines and our subcontractors' manufacturing operations in Malaysia and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in the fiscal quarter ended March 31, 2021 and could continue to adversely impact our business in future periods if the impact of COVID-19 increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop such technologies and to introduce new technologies. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:
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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2020, we had goodwill of $6.67 billion and net intangible assets of $5.03 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our balance of goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first nine months of fiscal 2021 or fiscal 2020.  No intangible asset impairment charges were recorded in the first nine months of fiscal 2021 compared to $2.2 million in fiscal 2020. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We have insurance coverage related to many different types of risk; however, we self-insure for some potentially significant risks and obligations. In certain cases, we believe that it is more cost effective for us to self-insure than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to, employee health matters, certain property, product defects, cybersecurity matters, employment risks, environmental matters, political risks, and intellectual property matters. Should there be a loss or adverse judgment in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be adversely affected.

Risks Related to Cybersecurity, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems and interruptions in our IT systems, unauthorized access to our IT systems, or improper handling of data, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our business, operations, sales and operating results.  Such disruption could result in an unauthorized release of our, our suppliers’ or our customers’ intellectual property or confidential or proprietary information, or the release of personal data. Any release of such information could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages. Any release of information or failure to properly manage the collection, handling, or disposal of such information may result in regulatory inquiries or penalties, enforcement actions, remediation obligations, claims for damages, litigation, and other sanctions.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance, or use of our products. These claims may be due to injuries, economic damage or environmental exposures related to manufacturing, a product's nonconformance to our or our customer’s specifications, changes in our manufacturing processes, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:
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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the customer’s convenience. While we had approximately 113,000 customers, and our ten largest direct customers made up approximately 12% of our total revenue for the nine months ended December 31, 2020, and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be expensive, and patents may not be issued from currently pending or future applications. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us. Although we continue to aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful.

Risks Related to Taxation, Laws and Regulations

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

Our business, financial condition and operating results may be adversely impacted by policies implemented by the new administration.

As a result of the outcome of the 2020 U.S. elections, the new administration could make significant legislative and policy changes in areas including but not limited to tax, trade, labor and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock.

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

Risks Related to Capitalization and Financial Markets

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

As of December 31, 2020, the principal amount of our outstanding indebtedness was $9.58 billion. In connection with our acquisition of Microsemi, we incurred $3.10 billion in debt under our Revolving Credit Facility, $3.00 billion under our Term Loan Facility, and $2.00 billion in senior secured notes. At December 31, 2020, we had $2.36 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. As of December 31, 2020, we had repaid all amounts outstanding under our Term Loan Facility.

In December 2020, we used borrowings under our Revolving Credit Facility and issued $665.5 million principal amount in 2020 Senior Convertible Debt to finance the settlement of $1.09 billion of our 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt. In addition, we issued $1.40 billion principal amount in senior notes, and used borrowings under our Revolving Credit Facility to repay all amounts outstanding under our Term Loan Facility. In August 2020, we used borrowings under our Revolving Credit Facility to finance the cash portion of our settlement of $796.1 million in aggregate principal amount of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt. In May 2020, we issued $2.20 billion principal amount in senior notes to finance the cash portion of our settlement of $1.03 billion in aggregate principal amount of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt and used $615.0 million to repay in full our Bridge Loan Facility. The remaining proceeds were used for general corporate purposes, including repayment of a portion of our Revolving Credit Facility. In March 2020, we financed the settlement of $615.0 million in principal amount of our 2015 Senior Convertible Debt through borrowings under our Bridge Loan Facility. At December 31, 2020, we had $1.62 billion in aggregate principal of our Convertible Debt, consisting of $665.5 million of principal value issued in 2020, $734.1 million of aggregate principal value issued in 2017, and $222.4 million of principal value issued in 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended December 31, 2020.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith

3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	11/12/2002

3.2	Amended and Restated Bylaws of Registrant, as amended effective January 3, 2021					X

4.1	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee.	8-K	000-21184	4.1	12/2/2020

4.2	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020).	8-K	000-21184	4.2	12/2/2020

4.3	Senior Secured Notes Indenture, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	000-21184	4.1	12/18/2020

4.4	Form of 0.972% Senior Secured Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 18, 2020).	8-K	000-21184	4.2	12/18/2020

10.1	Form of Exchange Agreement	8-K	000-21184	10.1	11/20/2020

10.2	Form of Capped Call Confirmation	8-K	000-21184	10.2	11/20/2020

10.3	Purchase Agreement, dated as of December 14, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein, J.P. Morgan Securities LLC, Truist Securities, Inc. and Wells Fargo Securities LLC, as representatives of the several initial purchasers named therein.	8-K	000-21184	10.1	12/15/2020

10.4	Pledge and Security Agreement, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent.	8-K	000-21184	10.1	12/18/2020

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 4, 2021	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)