Form 10-K
period 2021-03-31
MICROCHIP TECHNOLOGY INC
filed 2021-05-18
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2021

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2020 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $26.2 billion.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 7, 2021: 273,531,409 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2020	II
Proxy Statement for the 2021 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, maturing June 1, 2021
4.333% 2023 Notes	2023 Senior Secured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Secured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Secured Notes, maturing February 15, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provides for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Credit agreement, dated as of May 29, 2018, as subsequently amended, among the Company, as borrower, the lenders from time to time party thereto, J.P.Morgan Chase Bank, N.A., as administrative agent, providing for the Revolving Credit Facility and the Term Loan Facility
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LIBOR	London Interbank Offered Rate
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$3.57 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, and 4.250% 2025 Notes
SRAM	Static random access memory
SARs	Stock appreciation rights
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.0 billion term loan facility created pursuant to the Credit Agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-K are defined in the above table.

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A. Risk Factors," beginning below at page 12, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement. In this Form 10-K, "we," "us," "our," and "Microchip" each refers to Microchip Technology Incorporated and its subsidiaries.

Item 1. Business

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that provides a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, artificial intelligence and machine learning, Internet of Things (IoT), advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer, data centers and computing, and industrial.

Impact of COVID-19 on Our Business

In the first half of fiscal 2021, the COVID-19 pandemic resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. In the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. Supply chains, however, were stressed as they were not expecting the level of economic strength that occurred. The impact of the pandemic on individuals and in certain locations in which we operate remains uncertain and will depend on many factors, such as the effectiveness of the pandemic containment efforts including the use and effectiveness of vaccines. We regularly monitor new information regarding the severity of COVID-19 and the ability to contain, treat, or prevent it.

In response to the early indications of the COVID-19 pandemic, we took proactive measures to safeguard the health of our employees, contractors, customers, suppliers, visitors to our facilities, other business partners, and our communities. While our global manufacturing sites are fully operational, we strategically implemented plans intended to provide more assurance of business continuity in the event severe outbreaks or government requirements were to impact our operations. We monitor governmental policies and CDC recommendations and take appropriate actions which are designed to prevent and control the spread of COVID-19.

Industry Background

Competitive pressures require OEMs of a wide variety of products to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:
•differentiate their products
•replace less efficient electromechanical control devices
•reduce the number of components in their system
•add product functionality
•reduce the system level energy consumption
•make systems safer to operate
•add security to their products
•decrease time to market for their products
•significantly reduce product cost

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:
•actuators
•applications requiring touch buttons, touch screens and graphical user interfaces
•automotive access control
•automotive comfort, safety, information and entertainment applications
•avionics
•communication infrastructure systems
•consumer electronics
•defense and military hardware
•electric vehicles
•handheld tools
•home and building automation
•industrial automation
•large and small home appliances
•medical devices
•motor controls
•portable computers and accessories
•power supplies
•residential and commercial security systems
•robotics
•routers and video surveillance systems
•satellites
•smart home and IoT edge devices
•smart meters and energy monitoring
•storage and server systems
•touch control
•wireless communication

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

The increasing demand for embedded control systems has made the market for microcontrollers a significant segment of the semiconductor market at $17.5 billion in calendar year 2020.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the end customer system is manufactured. Some versions of FPGAs also include a microcontroller or microprocessor core to provide additional system on chip functionality for compute intensive tasks. The analog and mixed-signal segment of the semiconductor market was $54.0 billion in calendar year 2020, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on providing cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under multiple brand names.  We believe that our microcontroller product families provide leading function and performance characteristics in the worldwide microcontroller market. We target the 8-bit, 16-bit, and 32-bit microcontroller and 32-bit embedded microprocessor markets.  We have shipped more than 29.5 billion microcontrollers to customers worldwide since 1990.  We also offer specialized microcontrollers for automotive, industrial, computing, communications, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity applications.

We leverage our circuit design, process technologies, development tools, applications knowledge, and manufacturing experiences to enable our customers to implement various embedded control functions in their end systems with our microcontrollers.

Analog

Our analog product line consists of several families including power management, linear, mixed-signal, high voltage, thermal management, discrete diodes and MOSFETS, RF, drivers, safety, security, timing, USB, ethernet, wireless and other interface products.

We market and sell our analog product line into our microcontroller, microprocessor and FPGA customer base, and to customers who use microcontrollers and FPGA products from other suppliers and to customers who use other products that may not fit our traditional microcontroller, FPGA and memory products customer base.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications.

Our FPGA products were primarily acquired as a part of our acquisition of Microsemi Corporation (Microsemi) in May 2018. Our portfolio of non-volatile FPGAs are recognized for their low power, high security and extended reliability. We market and sell our FPGA products and related solutions into a broad range of applications within the industrial, automotive, defense, aviation, space and communications markets.

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

Microcontroller Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program our microcontroller and microprocessor products for specific applications and, we believe, they are an important factor for facilitating design wins.

Our family of development tools for our microcontroller and microprocessor products range from entry-level systems, which include an assembler or a compiler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  We also offer a complete suite of compilers, software code configurators and simulators. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future microcontroller devices in our portfolio.

Many independent companies also develop and market application development tools that support our microcontroller and microprocessor product architectures, including an extensive amount of third-party tool suppliers whose products support our microcontroller architectures.

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

Refer to "Item 2. Properties" for further information regarding the location and principal operations of our manufacturing facilities.

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, but predominantly utilizes our 0.25 microns to 1.0 microns processes.  During fiscal 2021, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2021, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 can be brought on line in the future to support incremental wafer fabrication capacity needs.

During fiscal 2020, we announced our intention to re-purpose Fab 5 to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. In connection with these efforts, we reduced the clean room footprint and transferred certain higher volume products from Fab 5 to our 8-inch wafer fabrication facilities in Arizona and Oregon. These restructuring efforts were substantially completed as of March 31, 2021.
We believe the combined capacity of Fab 2, Fab 4, and Fab 5 will allow us to respond to future demand with incremental capital expenditures.

As a result of our acquisition of Microsemi, we acquired several smaller wafer fabrication facilities, which utilize older technologies that are appropriate for the discrete products they manufacture. We plan to operate these fabrication facilities with modest investment to keep them operational with the exception of the facility in Santa Clara, California, which we plan to close by December 2021.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions in recent years, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2021, approximately 61% of our sales came from products that were produced at outside wafer foundries.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2021, we increased capacity at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2021, approximately 53% of our assembly requirements were being performed in our internal facilities and approximately 57% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. Over time, we intend to continue to migrate a portion of the outsourced assembly and test activities to our internal facilities.

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

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we have historically maintained a significant work-in-process and finished goods inventory. Refer to Note 5 for a summary of our long-lived assets, consisting of property, plant and equipment and right-of-use assets, by geography.

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

Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets.  We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our CEMs, ESEs, and sales management have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical and business knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  ESEs also frequently conduct technical seminars and workshops in major cities around the world or through online webcasts.

Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

In the fourth quarter of fiscal 2021, we launched our Preferred Supply Program, which provides our customers with prioritized capacity beginning 6 months after their order of 12 months of continuous, non-cancellable and non-reschedulable backlog.

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

In each of fiscal 2021 and fiscal 2020, we derived 50% of our net sales through distributors and 50% of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which accounted for 10%

of our net sales in fiscal 2020, no other distributor or end customer accounted for more than 10% of our net sales in fiscal 2021 or fiscal 2020.

With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase commitments from our distributors and we, or our distributors, may each terminate our relationship with little or no advanced notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:
•performance
•analog, digital and mixed signal functionality and level of functional integration
•field programmability
•memory density
•low power consumption
•extended voltage ranges
•reliability
•security and functional safety
•packaging alternatives
•comprehensive suite of development tools

We believe that other important competitive factors in the embedded control market include:
•ease of use
•functionality of application development systems
•hardware, software and tool compatibility within product families to increase migration flexibility
•dependable delivery, quality and availability
•technical and innovative service and support
•time to market
•price

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2021 through 2039.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

We have also entered into certain in-bound and outbound intellectual property licenses and cross-licenses with other companies and those licenses relate to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers from time to time receive, and may continue to receive, demand letters from third parties asserting infringement of patent and other intellectual property rights.  We diligently investigate all such notices and respond as we believe appropriate.  In most cases we believe that we can obtain necessary licenses on commercially reasonable terms, however, we cannot be certain that this would be the case, or that litigation or damages for any past infringement could be avoided. Licensees of our technology may become unable to pay, or dispute their obligations to pay us royalties or fees. Litigation, arbitration or other proceedings, which could result in substantial costs and require significant attention from management, may be necessary to enforce our intellectual property rights, or to defend against claimed infringement of the rights of others.  The failure to obtain necessary licenses, the necessity of engaging in defensive legal proceedings, or any negative results of these proceedings could harm our business.

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

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 19,500 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

Culture and Core Values

Before Microchip went public in 1993, Microchip created a cultural framework to unite its employees through shared workplace values, and to guide employees’ strategies, decisions, actions and job performance. Microchip’s culture is centered on a values-based, highly-empowered, continuous-improvement oriented approach. This corporate culture strengthens our business, and enables us to fulfill our purpose. Our focus on communication provides transparency among leadership, promotes trust among employees, and is a critical part of Microchip’s culture. Our culture is important to our employees, and is a key reason why we have had a strong worldwide retention rate for many years, and have a significant number of employees with long tenure with Microchip that have grown from individual contributors in the early stages of their careers into senior leadership positions today. This long tenure among our employee-base results in deep relationships and trust being built among colleagues, retention of our knowledge base, and continuation of our culture. More information on our Guiding Values can be found at www.microchip.com/en-us/about/investors/investor-information/mission-statement.

We promote employee adoption of our culture through a number of methods including training, mentorship, values-based performance reviews, employee engagement surveys, company-wide quarterly meetings, town hall meetings with the President and Chief Executive Officer and other executive team members, and an open-door policy of communication where employees are encouraged to interact directly with management.

Training and Development

Microchip’s culture focuses on continuous improvement. We provide training on our culture, management skills, communication, technical skills, and personal improvement. Microchip also has a leadership program that provides for the growth and development of its future leaders. This program helps us develop leaders that serve as role models of Microchip culture, and support empowerment and open communication.

Compensation Programs

We strive to provide competitive pay and benefits, that help meet the varying needs of our employees. Our total compensation package includes base pay, broad-based stock grants and bonuses, healthcare and retirement plans, employee stock purchase plans, and paid time off and family leave.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2021:

Name	Age	Position
Ganesh Moorthy	61	President, Chief Executive Officer, and Director
Steve Sanghi	65	Executive Chair
J. Eric Bjornholt	50	Senior Vice President and Chief Financial Officer
Stephen V. Drehobl	59	Senior Vice President, MCU8 and MCU16 Business Units
Mitchell R. Little	69	Senior Vice President, Worldwide Client Engagement
Richard J. Simoncic	57	Senior Vice President, Analog Power and Interface Business Units

 Mr. Moorthy was appointed as Chief Executive Officer in March 2021 and to the Board of Directors in January 2021. Mr. Moorthy has served as President since February 2016 and Chief Operating Officer since June 2009. He also served as Executive Vice President from October 2006 to August 2012 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India. Mr. Moorthy was elected to the Board of Directors of Rogers Corporation in July 2013 and serves on the Audit Committee of the Board and as the Nominating and Governance Committee Chairperson.

Mr. Sanghi transitioned to Executive Chair in March 2021. He served as Chief Executive Officer from October 1991 to March 2021 and as Chairman of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. Mr. Sanghi served on the Board of Directors of Myomo, Inc., a publicly traded commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper-limb paralysis, from November 2016 through October 2019.  Mr. Sanghi served on the board of Mellanox Technologies Ltd., a publicly traded supplier of end-to-end Ethernet and InfiniBand intelligent interconnect solutions and services for servers, storage, and hyper-converged infrastructure, from February 2018 through April 2020. Mr. Sanghi was elected to the Board of Directors of Impinj, Inc. in March 2021.

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

Available Information

Microchip Technology Incorporated was incorporated in Delaware in 1989.  Our executive offices are located at 2355 West Chandler Boulevard, Chandler, Arizona 85224-6199 and our telephone number is (480) 792-7200.

Our Internet address is www.microchip.com.  We post the following filings on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC:
•our annual report on Form 10-K
•our quarterly reports on Form 10-Q
•our current reports on Form 8-K
•our proxy statement
•any amendments to the above-listed reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act

All of our SEC filings on our website are available free of charge.  The information on our website is not incorporated into this Form 10-K.

Item 1A. Risk Factors

When evaluating Microchip and its business, you should give careful consideration to the factors below, as well as the information provided elsewhere in this Form 10-K and in other filings we make with the SEC.

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
•business interruptions, including natural disasters, affecting our operations or that of key vendors, licensees or customers;
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

Risks Related to Cybersecurity, Privacy, Intellectual Property, and Litigation
•attacks on our IT systems and data, interruptions in our IT systems, or improper handling of data;
•risks related to compliance with privacy and data protection laws and regulations;
•risks related to legal proceedings, investigations or claims;
•risks related to contractual relationships with our customers; and
•protecting and enforcing our intellectual property rights.

Risks Related to Taxation, Laws and Regulations
•impact of new accounting pronouncements or changes in existing accounting standards and practices;
•fines, restrictions or delay in our ability to export products, or increase costs associated with the manufacture or transfer of products;

•outcome of future examinations of our income tax returns;
•exposure to greater than anticipated income tax liabilities, changes in or the interpretation of tax rules and regulations including the TCJA, the American Rescue Plan Act of 2021 (ARPA), or unfavorable assessments from tax audits;
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
•our ability to increase our factory capacity to respond to changes in customer demand;
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
•changes in tax regulations in countries in which we do business;
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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders or that they will no longer support certain equipment with updates or parts. In particular, we have recently experienced longer lead times for some assembly raw materials required for production purposes. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the impact of the COVID-19 pandemic or the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2021, approximately 77% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan. During fiscal 2020, approximately 78% of our net sales were made to foreign customers, including 21% in China and 15% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in recent quarters, competition in China is intense. Also, during the first quarter of fiscal 2021, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed in the risk factor above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under our Preferred Supply Program.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been very strong in recent periods due to favorable industry conditions and the impact of our Preferred Supply Program, turns orders remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program which offers our customers the ability to receive prioritized capacity in the second half of calendar 2021 and the first half of calendar 2022. To participate in the program, customers have to place 12 months of orders, which cannot be cancelled or rescheduled. The capacity priority will begin for shipments in July 2021. The program is not a guarantee of supply; however, it will provide the highest priority for those orders which are under this program, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under this new program. We believe this program will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since this is a new program, there can be no assurance that the program will be successful or that it will benefit our business. In the event that customers under this program attempt to cancel or reschedule orders, we may have to take legal or other action to enforce the terms of the program, and any such actions could result in damage to our customer relationships or cause us to incur significant costs.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during each of fiscal 2021 and fiscal 2020, approximately 61% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during fiscal 2021, approximately 47% of our assembly requirements and 43% of our test requirements were performed by third party contractors compared to approximately 55% of our assembly requirements and 46% of our test requirements during fiscal 2020. Due to increased demand for our products, we have recently taken actions to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be tight due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure further additional capacity or that such capacity will be available on acceptable terms. We expect that our reliance on third party contractors may increase over time as our business grows.

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

Historically, average selling prices in the semiconductor industry decrease over the life of a product.  The average selling prices of our microcontroller, FPGA products, and proprietary products in our analog product line have remained relatively constant over time, while average selling prices of our memory and non-proprietary products in our analog product line have declined over time. The overall average selling price of our products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. Generally, the selling prices of our products increased during fiscal 2021 compared to fiscal 2020 due to increased material costs and increased functionality of products.

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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below optimal capacity. In fiscal 2021 and fiscal 2020, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $29.6 million and $47.2 million, respectively.

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

Sales to distributors accounted for approximately 50% of our net sales in each of fiscal 2021 and fiscal 2020, and our largest distributor accounted for approximately 10% of our net sales in fiscal 2020. We do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies (including the impact of the COVID-19 pandemic) or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period and increase inventory returns. Violations of the Foreign Corrupt Practices Act, or similar laws, by our distributors could have a material adverse impact on our business.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first quarter of fiscal 2021, restrictions on travel adversely impacted our manufacturing operations in the Philippines and our subcontractors' manufacturing operations in Malaysia and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2021, we had goodwill of $6.67 billion and net intangible assets of $4.79 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2021 or fiscal 2020.  No intangible asset impairment charges were recorded in fiscal 2021 compared to $2.2 million in fiscal 2020. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

If we fail to maintain proper and effective internal control and remediate any future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors.

As discussed in Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended March 31, 2019, we identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Although such material weaknesses were remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets.

Ensuring that we have adequate internal financial and accounting controls and procedures so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors. In addition to the identified material weaknesses related to accounting for income taxes and to IT system access, which were remediated as of March 31, 2020, we have from time to time identified other significant deficiencies. If we fail to remediate any future material weaknesses or significant deficiencies or to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

Our success depends upon our personnel. The loss of or inability to attract key personnel, or the loss of or inability to attract sufficient numbers of non-key personnel, particularly production specialists in our manufacturing operations, could harm our business. We have no employment agreements with any member of our senior management team.

The occurrence of events for which we are self-insured, or which exceed our insurance limits, may adversely affect our profitability and liquidity.

We have insurance coverage related to many different types of risk; however, we self-insure for some potentially significant risks and obligations, because we believe that it is more cost effective for us to self-insure than to pay the high premium costs. The risks and exposures that we self-insure include, but are not limited to, employee health matters, certain property matters, product defects, cybersecurity matters, employment risks, environmental matters, political risks, and intellectual property matters. Should there be a loss or adverse judgment in an area for which we are self-insured, then our financial condition, results of operations and liquidity may be materially adversely affected.

Risks Related to Cybersecurity, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems and data and interruptions in our IT systems, unauthorized access to our IT systems, or improper handling of data, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our business, operations, supply chain, sales and operating results.  Such disruption could result in an unauthorized release of our, our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information, or the release of personal data. Any release of such information or data could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages. In addition, any release of such information or data or the failure to properly manage the collection, handling, transfer or disposal of such information may result in regulatory inquiries or penalties, enforcement actions, remediation obligations, claims for damages, litigation, and other sanctions.

From time to time, we have experienced verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. We took various steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures from time to time. We have analyzed and continue to analyze the amount and content of the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods.

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning and routine password modifications. As a result of the material weakness in our internal controls resulting from the IT systems compromise in 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, recent system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions or limiting the damage from any future cyber-attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors and other vendors have access to portions of our and our customers' data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such breach or loss of data by our third-party service providers could negatively impact our business, operations and financial results, as well as our relationship with our customers.

Our failure to comply with federal, state, or international privacy and data protection laws and regulations may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy and data protection such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Further, such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA.

In order to comply with the GDPR, we have relied mainly on the European Commission’s Standard Contractual Clauses (SCCs), for transfers of personal information from the EEA to the U.S. or other countries. However, the Court of Justice of the EU in a July 2020 decision (Schrems II) invalidated the EU-U.S. Privacy Shield Framework, and also called for stricter conditions in the use of the SCCs. Following the Schrems II decision, certain data protection authorities in the EU have issued statements advising companies within their jurisdiction not to transfer personal data to the U.S. under the SCCs. At present, there are few, if any, viable alternatives to the SCCs. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we may face increased exposure to regulatory actions and substantial fines and injunctions against processing personal information from the EEA. The loss of our ability to lawfully transfer personal data out of the EEA may cause reluctance or refusal by European customers to communicate with us as they are currently, and we may be required to increase our data processing capabilities in the EEA at significant expense. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency which could increase the cost and complexity of providing our products in those jurisdictions.

Furthermore, the GDPR and the U.K. equivalent of the GDPR expose us to two parallel data protection regimes in Europe, each of which potentially authorizes fines and enforcement actions for certain violations. Substantial fines may be imposed for breaches of data protection requirements, which can be up to 4% of a company’s worldwide revenue or 20 million Euros, whichever is greater. Although the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries, covered by a European Commission 'adequacy decision' through the continued use of SCCs and binding corporate rules, these laws and regulations are subject to change, and any such changes could have adverse implications for our transfer of personal data from the U.K. to the EEA and other third countries.

While we plan to continue to undertake efforts to conform to current regulatory obligations and evolving best practices, such efforts may be unsuccessful or result in significant costs. We may also experience reluctance, or refusal by European or multi-national customers to continue to provide us with personal data due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by applicable data protection laws or by certain data protection authorities. These and any other data privacy laws and their interpretations continue to develop and their uncertainty and inconsistency may increase the cost of compliance, cause compliance challenges, restrict our ability to offer products in certain locations in the same way that we have been, potentially adversely affect certain third-party service providers, or subject us to sanctions by data protection regulators, all of which could adversely affect our business, financial condition and results of operations.

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

With the exception of orders placed under our Preferred Supply Program, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the customer’s convenience. While we had approximately 114,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue for fiscal 2021, and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be expensive, and patents may not be issued from currently pending or future applications. In addition, our existing and new patents, trademarks and copyrights that are issued may not have sufficient scope or strength to provide meaningful protection or commercial advantage to us. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third party could result in uncompensated lost market and revenue opportunities for us. Although we continue to aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful.

Risks Related to Taxation, Laws and Regulations

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with U.S. GAAP. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of accounting standards or practices may have a significant effect on our reported financial results and may affect our reporting of transactions completed before the change is effective.

Regulatory authorities in jurisdictions into or from which we ship our products could levy fines, restrict or delay our ability to export products, or increase costs associated with the manufacture or transfer of products.

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EARs, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in fiscal 2019, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. On July 14, 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, which escalated in 2018, have continued and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. Some of our products were adversely affected and are continuing to be affected by the increased tariffs. We took steps to mitigate the costs of these tariffs on our business by making adjustments in operations and supply. Although these tariff increases did not result in a material adverse impact on our operating costs in fiscal 2019 or fiscal 2020, they did reduce demand for our products during fiscal 2019 and fiscal 2020. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products.

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

We are subject to examination of our U.S. and certain foreign income tax returns for fiscal 2007 and later. We regularly assess the likelihood of adverse outcomes of these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current or future examinations. There can be no assurance that the final determination of any of these or any future examinations will not have an adverse effect on our effective tax rates, financial position and results of operations.

Exposure to greater than anticipated income tax liabilities, changes in tax rules and regulations, changes in the interpretation of tax rules and regulations, or unfavorable assessments from tax audits could affect our effective tax rates, financial condition and results of operations.

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

Currently, a majority of our revenue is generated from customers located outside the U.S., and a substantial portion of our assets, including employees, are located outside of the U.S. The adoption of the TCJA significantly changed the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign-sourced earnings. The TCJA is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service (IRS), as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Changes to the taxation of certain foreign earnings resulting from the TCJA, along with the state tax impact of these changes and potential future cash distributions, will likely have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future plans regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

In connection with our acquisitions of Microsemi and Atmel, we assumed pension plans that cover certain French and German employees. Most of these plans are unfunded in compliance with statutory requirements, and we have no immediate intention of funding these plans. The projected benefit obligation totaled $83.0 million at March 31, 2021. Benefits are paid when amounts become due. We expect to pay approximately $1.6 million in fiscal 2022 for benefits earned. Should regulations require funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

As of March 31, 2021, the principal amount of our outstanding indebtedness was $9.21 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At March 31, 2021, we had $2.35 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At March 31, 2021, we had $5.6 billion in aggregate principal amount of Senior Notes and $1.26 billion in aggregate principal of Convertible Debt outstanding. In fiscal 2021 and fiscal 2020, we repurchased $3.27 billion and $615.0 million, respectively, in principal amount of our convertible debt and repaid all amounts outstanding under our Term Loan Facility primarily through borrowings under our Revolving Credit Facility, issuance of senior notes, and issuance of convertible debt.

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

The conversion of some or all of our outstanding Convertible Debt will dilute the ownership interest of our existing stockholders to the extent we deliver common stock upon conversion of such debt. Upon conversion, we may satisfy our conversion obligation by delivering cash, shares of common stock or any combination, at our option. If upon conversion we elect to deliver cash for the lesser of the conversion value and principal amount of the Convertible Debt, we would pay the holder the cash value of the applicable number of shares of our common stock. Upon conversion, we intend to satisfy the lesser of the principal amount or the conversion value in cash. If the conversion value of the Convertible Debt exceeds the principal amount, we may also elect to deliver cash in lieu of common stock for the conversion value in excess of the one thousand dollars principal amount (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Convertible Debt as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Debt may encourage short selling by market participants because the conversion of the Convertible Debt could be used to satisfy short positions, or anticipated conversion of the Convertible Debt into shares of our common stock could depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At March 31, 2021, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	687,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Chacherngsao, Thailand	489,000	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Colorado Springs, Colorado	480,000	Wafer fabrication (Fab 5), test and R&D
Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Tempe, Arizona	457,000	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bangalore, India	294,000	R&D center, sales and marketing support and administrative offices
Chacherngsao, Thailand	215,000	Assembly and test, warehousing and administrative offices
Chennai, India	187,000	R&D center
Rousset, France	170,000	Test, R&D and administrative offices
Lawrence, Massachusetts	160,000	Manufacturing and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Neckarbischofsheim, Germany	80,000	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,103	Manufacturing
Heilbronn, Germany	46,000	R&D and administrative offices
Karlsruhe, Germany	43,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing support and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices

In addition to the facilities we own, we lease several manufacturing, research and development facilities and sales offices in North America, Europe and Asia.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 42 for a discussion of the capacity utilization of our manufacturing facilities.

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2016 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March 2016	March 2017	March 2018	March 2019	March 2020	March 2021
Microchip Technology Incorporated	100.00	156.77	197.49	182.47	151.54	351.41
S&P 500 Stock Index	100.00	117.17	133.57	146.25	136.05	212.71
Philadelphia Semiconductor Index	100.00	152.17	203.28	217.73	240.33	504.64

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

On May 7, 2021, there were approximately 567 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 49 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2021.

Issuer Purchases of Equity Securities

From time to time, our Board of Directors has authorized the repurchase of shares of our common stock in the open market or in privately negotiated transactions. In January 2016, our Board of Directors authorized an increase in the then existing share repurchase program to 15.0 million shares of common stock. There were no repurchases of common stock during fiscal 2021.  There is no expiration date associated with this repurchase program.

Item 6. Selected Financial Data

Part II, Item 6 is no longer required as the Company has elected to early adopt the change to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 12 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•The impact of the COVID-19 pandemic on demand for our products;
•Our expectation that certain supply chain constraints will continue through the remainder of calendar year 2021 and possibly into calendar year 2022;
•That if the impact of COVID-19 cases continues or worsens, the pandemic could adversely impact our business in future periods;
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
•Our expectation that our days of inventory at June 30, 2021 will be flat to down 5 days compared to the March 31, 2021 levels;
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
•Our expectation that foundry capacity will continue to be tight due to strong demand for wafers across the industry;
•Our expectation that we will continue to operate our manufacturing facilities at or above normal capacity if the current supply constraints relative to demand continue through fiscal 2022;

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
•Our expectation that we will continue to be the target of cyber-attacks, computer viruses, unauthorized access and other attempts to breach or otherwise compromise the security of our IT systems and data;
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
•That we expect to be able to realize the future tax benefit resulting from certain intra-group asset transfers;
•Our belief that the estimates used in preparing our consolidated financial statements are reasonable;
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

Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth in "Item 1A. Risk Factors," and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update the information contained in any forward-looking statement.

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including “Item 8. Financial Statements and Supplementary Data." For an overview of our business, refer to “Part I Item 1. Business."

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a summary of COVID-19 developments followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2021 compared to fiscal 2020, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.” Our liquidity and capital resources section generally discusses fiscal 2021 compared to fiscal 2020. For our discussion of our fiscal 2020 results compared to fiscal 2019 for both our results of operations and our liquidity and capital resources sections, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on May 22, 2020, which is incorporated by reference herein.

COVID-19 Developments

In the first half of fiscal 2021, the COVID-19 pandemic resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. In the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. Supply chains, however, were stressed as they were not expecting the level of economic strength that occurred. The impact of the pandemic on individuals and in certain locations in which we operate remains uncertain and will depend on many factors, such as the effectiveness of containment efforts including the use and effectiveness of vaccines. We regularly monitor new information regarding the severity of COVID-19 and the ability to contain, treat, or prevent it.

Demand for our products that serve certain markets, such as consumer, automotive, and industrial increased in the second half of fiscal 2021, offsetting the adverse demand fluctuations in the early part of fiscal 2021 caused by the COVID-19 pandemic. Additionally, the markets that benefited earlier in fiscal 2021 from the stay-at-home economy, such as datacenters and communications reverted to normal demand levels by the second half of fiscal 2021 and remained at such levels at the end of fiscal 2021. While we have a diverse customer base operating in diverse industries, the extent of the impact of the COVID-19 pandemic on demand for our products depends on unpredictable future developments.

At this time, our global manufacturing sites and our logistics channels are fully operational and local restrictions related to the COVID-19 pandemic that impacted us in the first quarter of fiscal 2021 have eased. During the second half of fiscal 2021, we experienced strong demand and low levels of inventory on our balance sheet and at our external distribution channel partners, and we continued to experience constraints in all our internal and external factories and their related manufacturing supply chains. We started ramping up production at our internal factories in September 2020, as well as investing in capital additions to expand our internal capacity. We also worked closely with our wafer fabrication, assembly and test subcontractors to secure additional capacity. While we expect our overall capacity to grow every quarter in calendar 2021, we expect the wafer fabrication, assembly and test constraints to persist through the remainder of calendar 2021 and possibly into calendar 2022. As a result, lead times continue to increase for many of our products. If the impact of COVID-19 continues or worsens, the pandemic could adversely impact our business in future periods. In the future, local governments could require us or our suppliers to temporarily reduce production or cease operations and we could experience constraints in fulfilling customer orders.

In response to the early indications of the COVID-19 pandemic, we took proactive measures to safeguard the health of our employees, contractors, customers, suppliers, visitors to our facilities, other business partners, and our communities. We strategically implemented plans intended to ensure business continuity in the event severe outbreaks or government requirements were to impact our operations. We monitor governmental policies and CDC recommendations and take appropriate actions which are designed to prevent and control the spread of COVID-19.

We continuously assess our efforts to combat the COVID-19 pandemic which have included the following:
•We require social distancing, and have established distancing protocols at our facilities. We have suspended attendance at conferences and other gatherings and recently began to allow limited business travel. We generally require team members to work from home to the extent possible. Where work from home is not possible, all on-site team members are requested to take their temperatures before arriving to work, stay home if they do not feel well, stay home if they have been exposed to someone with COVID-19 or its symptoms, maintain a safe distance from others, wash their hands frequently, and wear a mask if they choose. We clean high touch surfaces at least daily.
•In partnership with our suppliers, we have evaluated our supply chain to identify gaps or weak points. In order to ensure continuity, in some cases, we have qualified alternative suppliers and increased our inventory of raw materials.
•We have added and continue to add assembly and test capacity to provide redundant manufacturing capability through our network of subcontractors.
•We implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs, reducing discretionary spending, and limiting capital expenditures. In December 2020, we restored previous reductions in compensation, resumed hiring, and increased spending for certain capital expenditures to help meet business demands.
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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, business combinations, share-based compensation, inventories, income taxes, Convertible Debt and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue primarily from sales of our semiconductor products to distributors and non-distributor customers (direct customers) and, to a lesser extent, from royalties paid by licensees of our intellectual property. We apply the following five-step approach to determine the timing and amount of revenue recognition: (i) identify the contract with the customer, (ii) identify performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the performance obligation is satisfied.

Sales to our distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract until the distributor has sent in a purchase order, we have acknowledged the order, we have deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created; this generally occurs 30 days prior to the estimated ship date. As is customary in the semiconductor industry, we offer price concessions and stock rotation rights to many of our distributors. As these are forms of variable consideration, we estimate the amount of consideration to which we will be entitled using recent historical data and applying the expected value method. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, we recognize revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at the time risk and title of the inventory transfers to the distributor.

Sales to our direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract until shipment of the product occurs. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, we recognize revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at the time risk and title of the inventory transfers to the customer.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2021, we have never recorded an impairment charge related to goodwill.

Share-based Compensation

We measure at fair value and recognize compensation expense for all share-based payment awards, including grants of employee stock options, RSUs and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values.  We utilize RSUs as our primary equity incentive compensation instrument for employees.  Share-based compensation cost is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. Total share-based compensation expense recognized during the fiscal 2021 was $198.3 million, of which $171.7 million was reflected in operating expenses and $26.6 million was reflected in cost of sales. Total share-based compensation included in our inventory was $10.2 million at March 31, 2021.

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

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. As a result of production being below normal operating levels in our wafer fabrication facilities, approximately $29.6 million and $47.2 million was charged to cost of sales in fiscal 2021 and fiscal 2020, respectively.

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

The accounting model related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period that results in the position being effectively settled or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

Convertible Debt

Upon issuance, we separately account for the liability and equity components of our Convertible Debt by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of income.

Upon settlement of our Convertible Debt instruments, we allocate the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. The difference between the consideration allocated to the liability component and the net carrying value of the liability component is recognized as an extinguishment loss or gain. The remaining settlement consideration is allocated to the equity component and recognized as a reduction of additional paid-in capital in our consolidated balance sheets. In addition, if the terms of the settlement are different from the contractual terms of the original instrument, we recognize an inducement loss, which is measured as the difference between the fair value of the original terms of the instrument and the fair value of the settlement terms.

Determining the fair value of the liability component without the conversion feature upon issuance and settlement involves estimating the equivalent borrowing rate for a similar non-convertible instrument. Given the values of these transactions, fair value estimates are sensitive to changes in the equivalent borrowing rate conclusions. The measurement of the equivalent borrowing rate requires that we make estimates of volatility and credit spreads to align observable market inputs with the instrument being valued.

Lastly, we include the dilutive effect of the shares of our common stock issuable upon conversion of the outstanding Convertible Debt in our diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met. We apply the treasury stock method as we have the intent and have adopted an accounting policy to settle the principal amount of the Convertible Debt in cash. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the conversion prices per share and adjusts as dividends are recorded in the future.

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

Results of Operations

The following table sets forth certain data as a percentage of net sales for fiscal 2021 and fiscal 2020:

	Fiscal Year Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	37.9	38.5
Gross profit	62.1	61.5

Research and development	15.4	16.6
Selling, general and administrative	11.2	12.8
Amortization of acquired intangible assets	17.1	18.9
Special charges and other, net	—	0.9
Operating income	18.4%	12.3%

Net Sales

We operate in two industry segments and engage primarily in the design, development, manufacture and sale of semiconductor products as well as the licensing of our SuperFlash and other technologies.  We sell our products to distributors and OEMs in a broad range of markets, perform ongoing credit evaluations of our customers and generally require no collateral.  In certain circumstances, a customer's financial condition may require collateral, and, in such cases, the collateral would be typically provided in the form of letters of credit.

The following table summarizes our net sales for fiscal 2021 and fiscal 2020 (dollars in millions):

	Fiscal Year Ended March 31,
	2021	2020	Change
Net sales	$5,438.4	$5,274.2	3.1%

The increase in net sales in fiscal 2021 compared to fiscal 2020 was primarily due to strength in our microcontroller product line. The net sales value of inventory at our distributor customers decreased $10.4 million during fiscal 2021 compared to a decrease of $68.2 million during fiscal 2020. Excluding the impact of changes in distributor inventory levels on net sales, net sales increased by 2.0% in fiscal 2021 compared to fiscal 2020 and was positively impacted by strength in our microcontroller product line. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than net demand fluctuations in the end markets that we serve.

Other factors that we believe contributed to changes in our reported net sales for fiscal 2021 compared to fiscal 2020 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in fiscal 2021 or fiscal 2020. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period. Generally, selling prices of our products increased during fiscal 2021 compared to fiscal 2020 due to increased material costs and increased functionality of products.

Net sales by product line for fiscal 2021 and 2020 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2021	%	2020	%
Microcontrollers	$2,961.0	54.5	$2,817.9	53.4
Analog	1,519.8	27.9	1,511.1	28.7
Other	957.6	17.6	945.2	17.9
Total net sales	$5,438.4	100.0	$5,274.2	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 54.5% and 53.4% of our net sales in fiscal 2021 and fiscal 2020, respectively.

Net sales of our microcontroller products increased approximately 5.1% in fiscal 2021 compared to fiscal 2020. The increase in net sales was due primarily to strength in demand for our microcontroller products in end markets that we serve.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 27.9% and 28.7% of our net sales in fiscal 2021 and fiscal 2020, respectively.

Net sales from our analog product line increased approximately 0.6% in fiscal 2021 compared to fiscal 2020. The increase in net sales was primarily due to strength in demand for our analog products in end markets that we serve, partially offset by adverse general economic conditions and the impact of the COVID-19 pandemic.

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

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 17.6% and 17.9% of our net sales in fiscal 2021 and fiscal 2020, respectively.

Net sales related to these products and services increased approximately 1.3% in fiscal 2021 compared to fiscal 2020. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% of our net sales in each of fiscal 2021 and fiscal 2020. With the exception of Arrow Electronics, our largest distributor, which represented 10% of our net sales in fiscal 2020, no other distributor or end customer accounted for more than 10% of our net sales in fiscal 2021 or fiscal 2020. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2021, our distributors maintained 22 days of inventory of our products compared to 29 days at March 31, 2020. Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 22 days and 47 days. Our distributor inventory days were at historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for fiscal 2021 and 2020 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2021	%	2020	%
Americas	$1,389.1	25.5	$1,365.0	25.9
Europe	1,042.9	19.2	1,163.1	22.1
Asia	3,006.4	55.3	2,746.1	52.0
Total net sales	$5,438.4	100.0	$5,274.2	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% and 78% of our net sales in fiscal 2021 and fiscal 2020, respectively. Substantially all of our foreign sales are U.S. dollar denominated. In fiscal 2021, the COVID-19 pandemic and the responses to it significantly affected our net sales by geography. Sales to customers in Europe as a percentage of total sales decreased in fiscal 2021 compared to fiscal 2020 primarily due to high COVID-19 infection rates and extensive governmental restrictions, which constrained demand at various times during the fiscal year. High infection rates also constrained demand in the Americas at various times during fiscal 2021, however, less stringent governmental restrictions resulted in only a slight decrease in Americas sales as a percentage of total sales in fiscal 2021 compared to fiscal 2020. Sales to customers in Asia as a percentage of total sales increased significantly in fiscal 2021 compared to fiscal 2020 as the COVID-19 pandemic was largely under control in China and Taiwan in early fiscal 2021 and China and Taiwan represent the highest percentage of our net sales in Asia. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in fiscal 2021 was $3.38 billion or 62.1% of net sales, compared to $3.24 billion, or 61.5% of net sales, in fiscal 2020. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales
$3,242.1	61.5	Fiscal Year Ended March 31, 2020
98.0	—	Increase in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
17.6	0.3	Impact of unabsorbed capacity charges
9.6	0.1	Net impact of product mix and average costs per unit
6.0	0.1	Increase in net sales to licensing customers, which has no associated cost of sales
5.5	0.1	Net impact of excess and obsolete inventories
$3,378.8	62.1	Fiscal Year Ended March 31, 2021

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. We consider normal capacity at Fab 5 to be 70% to 75%. During fiscal 2021, we operated at below normal capacity levels primarily due to adverse general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $29.6 million, compared to unabsorbed capacity charges of $47.2 million in fiscal 2020. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions. By the end of fiscal 2021, our manufacturing facilities were operating at or above normal capacity and we expect this to continue if the current supply constraints relative to demand continue through fiscal 2022.

Net impact of product mix and average cost per unit - The net impact of product mix and average cost per unit may fluctuate over time due to sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. During fiscal 2021, product mix resulted in a decrease of $9.6 million in cost of goods sold and an increase in gross profit compared to fiscal 2020.

Our overall inventory levels were $665.0 million at March 31, 2021, compared to $685.7 million at March 31, 2020. We maintained 112 days of inventory on our balance sheet at March 31, 2021 compared to 122 days of inventory at March 31, 2020. We expect our days of inventory levels at June 30, 2021 to be flat to down 5 days compared to the March 31, 2021 levels.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of microcontroller, analog, FPGA products, memory products, and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve. We continue to transition products to more advanced process technologies to reduce future manufacturing costs.

During fiscal 2020, we announced our intention to re-purpose Fab 5 to manufacture discrete and specialty products in addition to a lower volume of a diversified set of standard products. In connection with these efforts, we reduced the clean room footprint and transferred certain higher volume products from Fab 5 to our 8-inch wafer fabrication facilities in Arizona and Oregon. During fiscal 2021 and fiscal 2020, we incurred $8.0 million and $18.0 million, respectively, in costs associated with these actions all of which have been recorded within the special charges and other, net line item in our statements of income. These restructuring efforts were substantially completed as of March 31, 2021, and we anticipate that these actions will result in significant cost savings over the next several years.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During fiscal 2021, approximately 53% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 45% during fiscal 2020.  During fiscal 2021, approximately 57% of our test requirements were performed in our internal test facilities, compared to approximately 54% during fiscal 2020.  The increases in the percentage of assembly and test operations that were performed internally in fiscal 2021 compared to fiscal 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% of our net sales came from products that were produced at outside wafer foundries in each of fiscal 2021 and fiscal 2020.

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

Research and Development

R&D expenses for fiscal 2021 were $836.4 million, or 15.4% of net sales, compared to $877.8 million, or 16.6% of net sales, for fiscal 2020. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $41.4 million, or 4.7%, for fiscal 2021 compared to fiscal 2020. The primary reason for the decrease in R&D expenses in fiscal 2021 compared to fiscal 2020 was due to management of discretionary spending, including reduced headcount costs due to reductions in compensation and travel expenses, in response to uncertainty surrounding the COVID-19 pandemic.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2021 were $610.3 million, or 11.2% of net sales, compared to $676.6 million, or 12.8% of net sales, for fiscal 2020.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $66.3 million, or 9.8%, for fiscal 2021 compared to fiscal 2020. The primary reasons for the decrease in selling, general and administrative expenses were due to management of discretionary spending, including reduced headcount costs due to reductions in compensation and travel expenses, in response to uncertainty surrounding the COVID-19 pandemic as well as lower professional services and legal costs associated with our acquisitions and security remediation costs related to network compromises.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2021 was $932.3 million compared to $993.9 million in fiscal 2020. The primary reason for the decrease in acquired intangible asset amortization was lower amortization from our acquisition of Microsemi and from our prior acquisitions.

Special Charges and Other, Net

During fiscal 2021, we incurred special charges and other, net of $1.7 million primarily related to the restructuring of our wafer fabrication operations partially offset by asset sales and other acquisition related activity. During fiscal 2020, we incurred special charges and other, net of $46.7 million comprised primarily of restructuring charges of $31.0 million and legal contingencies of $15.7 million. Restructuring expenses incurred during fiscal 2021 and fiscal 2020 include $15.0 million and $18.0 million, respectively, related to the restructuring of our wafer fabrication operations. Other restructuring expenses incurred during fiscal 2021 and fiscal 2020 were related to our most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations.

Other Income (Expense)

Interest income in fiscal 2021 was $1.7 million compared to $2.8 million in fiscal 2020.

Interest expense in fiscal 2021 was $356.9 million compared to $497.3 million in fiscal 2020. The primary reason for the decrease in interest expense in fiscal 2021 compared to fiscal 2020 relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During fiscal 2021, we recognized losses of $299.6 million related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the payment of all amounts outstanding under our Bridge Loan Facility, and our Term Loan Facility. During fiscal 2020, we recognized losses of $5.4 million, consisting of $2.0 million primarily related to the voluntary prepayment of a portion of the outstanding balance on our Term Loan Facility and $3.4 million related to the settlement of $615.0 million in principal of our 2015 Senior Convertible Debt. The net losses recognized on the settlement of our Convertible Debt are comprised of two components (i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and (ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date.

Other loss, net, in fiscal 2021 was $3.8 million compared to other income, net of $3.2 million in fiscal 2020. The primary reason for the change in other (loss) income, net during fiscal 2021 compared to fiscal 2020 related to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates in fiscal 2021 and fiscal 2020 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the period.

Our effective tax rate in fiscal 2021 includes a $48.4 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 14.3%; a $12.3 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 3.6%; a $4.4 million tax benefit related to audit closures and expirations of statute of limitations on various tax reserves, which reduced our effective tax rate by 1.3%; a $101.8 million tax expense for global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), net of credits, which increased our effective tax rate by 30.0%; a $48.1 million tax benefit related to the settlement of convertible debt, which reduced our effective tax rate by 14.2%; and a $63.8 million tax benefit related to intra-group transfers of certain intellectual property rights, which reduced our effective tax rate by 18.8%. The tax benefit for the intra-group asset transfers primarily consisted of $155.5 million recorded as a deferred tax asset which represents the book and tax basis difference on the transferred assets measured based on the new applicable statutory tax rate, as well as, the reversal of the pre-existing deferred tax asset of $90.3 million, which represents the book and tax basis difference on the transferred assets measured based on the applicable statutory tax rate prior to the transfer. Over the next 15 years, we expect to be able to realize the future tax benefit of the deferred tax assets resulting from the intra-group asset transfers. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied with respect to the valuation of intellectual property rights. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing the intellectual property rights transferred, which could increase our future effective income tax rate and harm our future results of operations.

Our effective tax rate in fiscal 2020 includes a $40.8 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 27.2%; an $11.1 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 7.4%; a $28.5 million tax benefit related to audit closures and expirations of the statute of limitations on various tax reserves, which reduced our effective tax rate by 19.0%; a $54.7 million tax expense for GILTI and FDII, net of credits, which increased our effective tax rate by 36.4%; and a $334.8 million tax benefit related to intra-group transfers of certain intellectual property rights, which reduced our effective tax rate by 222.9%. The tax benefit for the intra-group asset transfers primarily consisted of $78.0 million recorded as a deferred tax asset which represents the book and tax basis difference on the transferred assets measured based on the new applicable statutory tax rate, as well as, the reversal of the pre-existing deferred tax liability of $259.9 million, which represents the book and tax basis difference on the transferred assets measured based on the applicable statutory tax rate prior to the transfer.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic statutory tax rate in each of fiscal 2021 and fiscal 2020 was approximately 22%. Our non-U.S. blended statutory tax rates in fiscal 2021 and fiscal 2020 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been, and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In July 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera asked the U.S. Supreme Court for a judicial review. In June 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, we recorded a cumulative income tax expense of $23.3 million in fiscal 2021.

Liquidity and Capital Resources

We had $282.0 million in cash, cash equivalents and short-term investments at March 31, 2021, a decrease of $121.0 million from the March 31, 2020 balance.

Net cash provided by operating activities was $1.92 billion for fiscal 2021 compared to $1.54 billion for fiscal 2020. The increase in net cash provided by operating activities in fiscal 2021 compared to fiscal 2020 was primarily due to efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $173.3 million for fiscal 2021 compared to $133.2 million for fiscal 2020. Fiscal 2021 and fiscal 2020 investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $92.6 million and $67.6 million in fiscal 2021 and fiscal 2020, respectively. Capital expenditures, which were comparatively lower in fiscal 2020 and through the first half of fiscal 2021, related primarily to the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021 we started to invest more significantly to expand manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue in fiscal 2022. We currently intend to invest between $225 million and $275 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $1.86 billion for fiscal 2021 compared to net cash used in financing activities of $1.44 billion for fiscal 2020. Significant transactions affecting our net financing cash flows include:
•in fiscal 2021, $1.41 billion of cash used to pay down certain principal of our debt, including our Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility, and the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt, partially funded by the issuance of our senior notes,
•in fiscal 2020, $1.07 billion of cash used to pay down certain principal of our debt, including our Revolving Credit Facility, our Term Loan Facility and the cash portion of the settlement of our 2015 Senior Convertible Debt, partially funded by term loans made under the Bridge Loan Facility, and
•in fiscal 2021 and fiscal 2020, we paid cash dividends to our stockholders of $388.3 million and $350.1 million, respectively.

In March 2020 and September 2019, we amended our Credit Agreement dated May 29, 2018, to, among other things, reduce the margin added to the interest rate on revolving loans under the Credit Agreement and amend certain negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens and enter into certain restrictive agreements. The amendments also allow us the option to factor receivables and certain related assets. The amendments lowered the Revolving Credit Facility thereunder to $3.57 billion from $3.60 billion. The revolving loan commitments terminate in May 2023 and bear interest, at our option, at the base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case, with such spread being determined based on the consolidated senior leverage ratio for the preceding four fiscal quarter period.

As of March 31, 2021, the principal amount of our outstanding indebtedness was $9.21 billion. At March 31, 2021, we had $2.35 billion of outstanding borrowings under the Revolving Credit Facility compared to $2.39 billion at March 31, 2020. During fiscal 2021, we used borrowings under our Revolving Credit Facility and proceeds from the issuance of our 0.972% 2024 Notes to repay all amounts outstanding under our Term Loan Facility. See Note 7 of the notes to our consolidated financial statements for more information regarding our contractual obligations related to our long-term debt.

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. During fiscal 2018, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which we expected cash payments of approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025, and fiscal 2026. As of March 31, 2021, our transition tax payable was $220.6 million, of which $23.2 million is payable within the next 12 months.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At March 31, 2021, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock in fiscal 2021 and fiscal 2020. As of March 31, 2021, we held approximately 11.0 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $4.5 billion. Cash dividends paid per share were $1.494 and $1.465 during fiscal 2021 and fiscal 2020, respectively. Total dividend payments amounted to $388.3 million and $350.1 million during fiscal 2021 and fiscal 2020, respectively. A quarterly dividend of $0.413 per share was declared on May 6, 2021 and will be paid on June 4, 2021 to stockholders of record as of May 21, 2021. We expect the aggregate cash dividend for the June 2021 quarter to be approximately $113.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. However, the semiconductor industry is capital intensive.  In order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from the COVID-19 pandemic or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, our long-term debt totaled $9.21 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.86 billion as of March 31, 2021. We do have interest rate exposure with respect to the $2.35 billion of our variable interest rate debt outstanding as of March 31, 2021. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $11.7 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of March 31, 2021, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.  We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2021, which is included on page F-5.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of calendar year 2021. Other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended March 31, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

J. Eric Bjornholt, our Senior Vice President, Chief Financial Officer, Mitch Little, our Senior Vice President, Worldwide Client Engagement, Steve Drehobl, our Senior Vice President, MCU8 and MCU16 Business Units, Rich Simoncic, our Senior Vice President, Analog Power and Interface Business Units, Esther Johnson, our Board Member, L.B. Day, our Board Member, and Matthew W. Chapman, our Board Member, have entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2021 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2021 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2021 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2021 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2021 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2021 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2021 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2021 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2021 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2021 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2021 annual meeting of stockholders.

 Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-5
	Consolidated Balance Sheets as of March 31, 2021 and 2020	F-6
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2021	F-7
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2021	F-8
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2021	F-9
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2021	F-11
	Notes to Consolidated Financial Statements	F-12
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index beginning on page 51 hereof, which Exhibit Index is incorporated herein by this reference.

(b)         See Item 15(a)(3) above.

(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
2.1	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Microchip Technology Incorporated, Microsemi Corporation, and Maple Acquisition Corporation	8-K	000-21184	2.1	March 2, 2018

3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	November 12, 2002

3.2**	Amended and Restated Bylaws of Registrant, as amended February 26, 2021					X

4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	February 11, 2015

4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	February 15, 2017

4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	February 15, 2017

4.4	Description of Registered Securities	10-K	000-21184	4.4	May 22, 2020

4.5	Senior Secured Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	June 3, 2020

4.6	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	June 3, 2020

4.7	Form of 2.670% Senior Secured Note due 2023 (included in Exhibit 4.1 of 8-K filed on June 3, 2020)	8-K	000-21184	4.3	June 3, 2020

4.8	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2 of 8-K filed on June 3, 2020)	8-K	000-21184	4.4	June 3, 2020

4.9	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.1	December 2, 2020

4.10	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020)	8-K	000-21184	4.2	December 2, 2020

4.11	Senior Secured Notes Indenture, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	December 18, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
4.12	Form of 0.972% Senior Secured Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 18, 2020)	8-K	000-21184	4.2	December 18, 2020

10.1	Form of Capped Call Confirmation	8-K	000-21184	10.2	November 20, 2020

10.2	Augmenting Lender Supplement, dated as of November 10, 2017, among Microchip Technology Incorporated, the lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	November 13, 2017

10.3	Master Increasing Lender Supplement, dated as of September 1, 2017, among Microchip Technology Incorporated, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	September 1, 2017

10.4	Master Increasing Lender Supplement dated as of March 19, 2015, by and among Microchip Technology Incorporated and the Increasing Lenders thereto	10-K	000-21184	10.1	May 27, 2015

10.5	Amended and Restated Credit Agreement, dated as of May 29, 2018, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	May 29, 2018

10.6	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 26, 2019, among Microchip Technology Incorporated, the Subsidiary Guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.1	October 1, 2019

10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of March 21, 2020	8-K	000-21184	10.1	March 24, 2020

10.8	Pledge and Security Agreement, dated as of February 8, 2017, by and among Microchip Technology Incorporated, the other grantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.2	February 8, 2017

10.9	Amended and Restated Pledge and Security Agreement, dated as of May 29, 2018, by and among Microchip Technology Incorporated, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.2	May 29, 2018

10.10	Pledge and Security Agreement, dated as of March 27, 2020, by and among Microchip Technology Incorporated, the other grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.2	March 27, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.11	Pledge and Security Agreement, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	000-21184	10.1	December 18, 2020

10.12	Amended and Restated Guaranty, dated as of May 29, 2018, made by the subsidiaries of Microchip Technology Incorporated party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.3	May 29, 2018

10.13	Form of Indemnification Agreement between Registrant and its directors and certain of its officers [Paper filing not on SEC website]	S-1	33-57960	10.1	February 5, 1993

10.14	Microchip Technology Incorporated 2012 Inducement Award Plan	S-8	333-183074	4.8	August 3, 2012

10.15*	2004 Equity Incentive Plan as Amended and Restated on April 1, 2021	8-K	000-21184	10.1	April 7, 2021

10.16*	Form of Notice of Grant of Restricted Stock Units (officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.2	November 12, 2013

10.17*	Form of Notice of Grant of Restricted Stock Units (non-officer) for 2004 Equity Incentive Plan	S-8	333-192273	10.3	November 12, 2013

10.18*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	October 25, 2004

10.19*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan (including Exhibit A Restricted Stock Units Agreement)	10-K	000-21184	10.6	May 31, 2006

10.20*	Restricted Stock Units Agreement (Domestic) for 2004 Equity Incentive Plan	10-Q	000-21184	10.3	November 7, 2007

10.21*	Restricted Stock Units Agreement (Foreign) for 2004 Equity Incentive Plan	10-Q	000-21184	10.4	November 7, 2007

10.22*	Form of Global RSU Agreement for 2004 Equity Incentive Plan (including Notice of Grant of Restricted Stock Units)	8-K	000-21184	10.1	September 27, 2010

10.23*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.24*	Form of Notice of Stock Option Grant and Stock Option Agreement	10-K	000-21184	10.18	May 30, 2019

10.25*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

10.26*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.27*	Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	January 7, 2020

10.28*	Microchip Technology Incorporated 2001 Employee Stock Purchase Plan as amended through February 19, 2019	10-K	000-21184	10.21	May 30, 2019

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith

10.29*	Microchip Technology Incorporated International Employee Stock Purchase Plan as amended May 6, 2019	10-K	000-21184	10.22	May 30, 2019

10.30*	Executive Management Incentive Compensation Plan as amended on May 16, 2016	8-K	000-21184	10.1	August 18, 2016

10.31*	Discretionary Executive Management Incentive Compensation Plan	8-K	000-21184	10.3	August 24, 2006

10.32*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.33*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.34*	Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 1997	S-8	333-101696	4.1.3	December 6, 2002

10.35*	Amendment dated December 9, 1999 to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.4	December 6, 2002

10.36*	February 3, 2003 Amendment to the Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan	10-K	000-21184	10.28	June 5, 2003

10.37*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.38*	Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	May 24, 2016

10.39*	Change of Control Severance Agreement	8-K	000-21184	10.1	December 18, 2008

10.40*	Change of Control Severance Agreement	8-K	000-21184	10.2	December 18, 2008

10.41	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	February 13, 1998

10.42	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	May 15, 2001

10.43	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	February 13, 1998

10.44	Pledge and Security Agreement, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent	8-K	000-21184	10.1	June 3, 2020

21.1**	Subsidiaries of Registrant					X

23.1**	Consent of Independent Registered Public Accounting Firm					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
24.1**	Power of Attorney included on Page 57 of this Form 10-K					X

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate
** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 17, 2021	By: /s/ Ganesh Moorthy
Ganesh Moorthy
President, Chief Executive Officer, and Director

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officer or director of Microchip Technology Incorporated, a Delaware corporation (the Company), does hereby constitute and appoint each of GANESH MOORTHY and J. ERIC BJORNHOLT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto relating to this annual report on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign such person's name individually and on behalf of the Company as an officer or director (as indicated below opposite such person's signature) to the Company's annual report on Form 10-K or any amendments or supplements thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents or any of them, shall do or cause to be done by virtue hereof. This Power of Attorney revokes any and all previous powers of attorney granted by any of the undersigned which such power would have entitled said attorneys and agents, or any of them, to sign such person's name, individually or on behalf of the Company, to any Form 10-K.
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 17th day of May, 2021.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Ganesh Moorthy	President, Chief Executive Officer, and Director	May 17, 2021
Ganesh Moorthy	(Principal Executive Officer)

/s/ Steve Sanghi	Executive Chair	May 17, 2021
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 17, 2021
Matthew W. Chapman

/s/ L.B. Day	Director	May 17, 2021
L.B. Day

/s/ Esther L. Johnson	Director	May 17, 2021
Esther L. Johnson

Director
Karlton D. Johnson

/s/ Wade F. Meyercord	Director	May 17, 2021
Wade F. Meyercord

/s/ Karen M. Rapp	Director	May 17, 2021
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 17, 2021
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2021

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 17, 2021 expressed an unqualified opinion thereon.

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

Estimating variable consideration for distributor sales

Description of the Matter	The Company's sales arrangements provide certain distributors with price concessions, which results in variable consideration. During the year ended March 31, 2021, approximately $2,737.4 million of the Company's total $5,438.4 million in net sales represents sales to distributors, which has been adjusted for estimates of the price concessions that are expected to be claimed. As explained in Note 1 to the consolidated financial statements, the Company estimates the amount of consideration to which it will be entitled using recent, observable experience from the prior quarter and applying the expected value method. The Company records a reduction of the original sale amount for the estimated variable consideration resulting from price concessions. At March 31, 2021, such reserves totaled $350.7 million.

Auditing management's estimates of variable consideration resulting from price concessions under the distributor contracts involved subjective auditor judgment because the estimates rely on a number of factors that could be affected by future economic and market conditions. The estimated concession rates are made using recent, observable experience from the prior quarter. The concession rates are evaluated to determine whether adjustments are needed for changes in pricing terms and economic and market conditions. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's process to calculate the variable consideration resulting from price concessions, including management's assessment of the price concession assumptions and data underlying the estimate.

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's estimate. This included comparing management’s accrual for future price concessions at a disaggregated level to historical results and testing the value of the inventory held by distributors at the end of the period through confirmations with the distributors. We confirmed contractual terms and conditions directly with a selection of distributor customers. We evaluated whether recent, observable experience from the prior quarter is a reasonable approximation for expected future concessions in consideration of the current contractual terms and economic and market conditions. In addition, we assessed the historical accuracy of management's estimates for variable consideration resulting from price concessions and the related assumptions by performing a retrospective review on the accuracy of prior period estimates.

Unrecognized tax benefits

Description of the Matter	As more fully described in Note 13 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and its income tax returns are subject to examination by tax authorities in those jurisdictions that may challenge any tax position on these returns. Because the matters challenged by authorities are typically complex and subject to interpretation, their ultimate outcome is uncertain. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-then-not to be sustained, and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2021, the Company recognized accrued liabilities for unrecognized tax benefits associated with various tax positions totaling $826.3 million.

Because of the complexity of tax laws and regulations, auditing the recognition and measurement of unrecognized tax benefits requires a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for unrecognized tax benefits. This included testing controls over management’s review of the technical merits of tax positions, including the process to measure the financial statement impact of these tax matters.

Our audit procedures included, among others, evaluating the assumptions the Company used to develop its tax positions and related unrecognized tax benefit amounts by jurisdiction and testing the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. We involved our tax professionals located in the respective jurisdictions to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated tax or legal opinions or other third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 13 in relation to these tax matters.

Convertible debt transactions

Description of the Matter	As described in Note 7 to the consolidated financial statements, the Company privately negotiated several transactions to settle an aggregate of (1) $968.6 million principal amount of its 2015 Senior Convertible Debt, (2) $1,736.7 million principal amount of its 2017 Senior Convertible Debt and (3) $563.7 million principal amount of its 2017 Junior Convertible Debt. Through these transactions the Company provided holders an aggregate of (1) $2,611.4 million of cash, (2) 26.1 million shares of the Company’s common stock and (3) $665.5 million principal amount of its 2020 Senior Convertible Debt. The transactions were complex because the Company used significant judgment to estimate the current comparable borrowing rates for otherwise identical non-convertible debt instruments to determine the fair value of the liability components at each transaction date.

Auditing the valuation of the liability components was challenging because the Company used complex valuation methodologies and subjective assumptions, including the expected volatility and credit spread.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of the liability components of the convertible debt instruments, including controls over management’s review of the valuation model and the significant assumptions used in the calculation.

Our audit procedures included, among others, inspecting the transaction agreements and involving our internal valuation specialist to assist in evaluating the reasonableness of valuation methodologies, models and significant assumptions. We also performed sensitivity analyses to evaluate the reasonableness of certain significant assumptions, including the current comparable borrowing rates. We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also evaluated the Company’s financial statement disclosures related to these matters included in Note 7 to the consolidated financial statements.

/s/   Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Phoenix, Arizona
May 17, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated May 17, 2021 expressed an unqualified opinion thereon.

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
May 17, 2021

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,
	2021	2020
Cash and cash equivalents	$280.0	$401.0
Short-term investments	2.0	2.0
Accounts receivable, net	997.7	934.0
Inventories	665.0	685.7
Other current assets	200.5	194.5
Total current assets	2,145.2	2,217.2
Property, plant and equipment, net	854.7	876.1
Goodwill	6,670.6	6,664.8
Intangible assets, net	4,794.8	5,702.3
Long-term deferred tax assets	1,749.2	1,748.5
Other assets	264.3	217.2
Total assets	$16,478.8	$17,426.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$292.4	$246.8
Accrued liabilities	794.3	781.8
Current portion of long-term debt	1,322.9	608.8
Total current liabilities	2,409.6	1,637.4
Long-term debt	7,581.2	8,873.4
Long-term income tax payable	689.9	668.4
Long-term deferred tax liability	43.9	318.5
Other long-term liabilities	417.1	342.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 284,479,079 shares issued and 273,528,594 shares outstanding at March 31, 2021; 258,391,231 shares issued and 245,325,643 shares outstanding at March 31, 2020	0.3	0.2
Additional paid-in capital	2,403.3	2,675.1
Common stock held in treasury: 10,950,485 shares at March 31, 2021; 13,065,588 shares at March 31, 2020	(433.8)	(500.6)
Accumulated other comprehensive loss	(26.2)	(21.6)
Retained earnings	3,393.5	3,432.4
Total stockholders' equity	5,337.1	5,585.5
Total liabilities and stockholders' equity	$16,478.8	$17,426.1

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net sales	$5,438.4	$5,274.2	$5,349.5
Cost of sales	2,059.6	2,032.1	2,418.2
Gross profit	3,378.8	3,242.1	2,931.3

Research and development	836.4	877.8	826.3
Selling, general and administrative	610.3	676.6	682.9
Amortization of acquired intangible assets	932.3	993.9	674.1
Special charges and other, net	1.7	46.7	33.7
Operating expenses	2,380.7	2,595.0	2,217.0

Operating income	998.1	647.1	714.3
Losses on equity method investments	—	—	(0.2)
Other income (expense):
Interest income	1.7	2.8	8.1
Interest expense	(356.9)	(497.3)	(502.9)
Loss on settlement of debt	(299.6)	(5.4)	(12.6)
Other (loss) income, net	(3.8)	3.2	(2.2)
Income before income taxes	339.5	150.4	204.5
Income tax benefit	(9.9)	(420.2)	(151.4)
Net income	$349.4	$570.6	$355.9

Basic net income per common share	$1.35	$2.39	$1.51
Diluted net income per common share	$1.29	$2.23	$1.42
Dividends declared per common share	$1.494	$1.465	$1.457
Basic common shares outstanding	259.6	238.9	236.2
Diluted common shares outstanding	270.6	256.2	249.9

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net income	$349.4	$570.6	$355.9
Components of other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding losses, net of tax effect	—	—	(5.6)
Reclassification of realized transactions, net of tax effect	—	—	5.6
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(9.4)	1.4	2.9
Reclassification of realized transactions, net of tax effect	1.1	0.8	1.0
Change in net foreign currency translation adjustment	3.7	(1.8)	(5.3)
Other comprehensive (loss) income, net of tax effect	(4.6)	0.4	(1.4)
Comprehensive income	$344.8	$571.0	$354.5

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$349.4	$570.6	$355.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,153.3	1,215.6	876.4
Deferred income taxes	(138.9)	(490.3)	(62.2)
Share-based compensation expense related to equity incentive plans	198.3	170.2	166.4
Loss on settlement of debt	299.6	5.4	12.6
Amortization of debt discount	71.1	121.7	114.6
Amortization of debt issuance costs	17.1	17.1	16.5
Losses on equity method investments	—	—	0.2
Gains on sale of assets	(7.1)	(2.2)	—
Losses on write-down of fixed assets	0.9	2.7	0.8
Impairment of intangible assets	—	2.2	3.1
Gains on equity investments	(0.2)	(2.5)	—
Impairment of available-for-sale investments	—	—	6.0
Amortization of premium on available-for-sale investments	—	—	(0.2)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(63.7)	(53.3)	238.8
Decrease in inventories	18.4	28.8	341.6
Increase (decrease) in accounts payable and accrued liabilities	17.6	11.4	(180.7)
Change in other assets and liabilities	(16.7)	(13.1)	(24.2)
Change in income tax payable	17.4	(40.5)	(190.8)
Net cash provided by operating activities	1,916.5	1,543.8	1,674.8
Cash flows from investing activities:
Purchases of available-for-sale investments	—	(2.0)	(167.7)
Maturities of available-for-sale investments	—	—	78.0
Sales of available-for-sale investments and marketable equity securities	—	4.7	1,376.6
Acquisition of Microsemi, net of cash acquired	—	—	(7,850.6)
Investments in other assets	(89.0)	(71.5)	(18.6)
Proceeds from sale of assets	8.3	3.2	0.2
Capital expenditures	(92.6)	(67.6)	(228.9)
Net cash used in investing activities	(173.3)	(133.2)	(6,811.0)
Cash flows from financing activities: (1)
Proceeds from borrowings on revolving loan under credit facility	3,966.0	1,026.0	4,416.5
Repayments of revolving loan under credit facility	(4,007.9)	(1,904.0)	(1,150.0)
Proceeds from issuance of senior notes	3,577.8	—	1,989.5
Proceeds from borrowings on bridge loan facility	—	611.9	—
Repayment of bridge loan facility	(615.0)	—	—
Proceeds from borrowings on term loan facility	—	—	3,000.0
Repayments of term loan facility	(1,723.5)	(188.0)	(1,088.5)
Payments on settlement of convertible debt	(2,611.4)	(615.0)	—
Repayment of debt assumed in Microsemi acquisition	—	—	(2,056.9)
Deferred financing costs	(21.2)	(8.9)	(72.7)
Purchase of capped call options	(35.8)	—	—
Payment of cash dividends	(388.3)	(350.1)	(344.4)
Proceeds from sale of common stock	60.3	58.8	42.6

	Fiscal Year Ended March 31,
	2021	2020	2019
Tax payments related to shares withheld for vested restricted stock units	(64.6)	(68.1)	(71.8)
Capital lease payments	(0.6)	(0.8)	(0.8)
Net cash (used in) provided by financing activities	(1,864.2)	(1,438.2)	4,663.5
Net decrease in cash and cash equivalents	(121.0)	(27.6)	(472.7)
Cash and cash equivalents, and restricted cash at beginning of period	401.0	428.6	901.3
Cash and cash equivalents, and restricted cash at end of period	$280.0	$401.0	$428.6

Supplemental disclosure of cash flow information:
Restricted cash	$—	$25.0	$38.4
Non-cash activities:
ROU assets obtained in exchange of lease liabilities (2)	$65.6	$24.8
Cash paid for:
Interest	$265.4	$355.2	$347.9
Income taxes	$87.3	$101.3	$77.6
Operating lease payments in operating cash flows (2)	$47.4	$46.5
(1) During the fiscal year ended March 31, 2021, the Company completed the December 2020 settlement of $1,086.5 million principal amount of convertible debt in exchange for $428.9 million in cash, 8.4 million shares of common stock and $665.5 million principal amount of 2020 Senior Convertible Debt. Refer to Note 7 for further information.

(2) During the fiscal year ended March 31, 2020, the Company adopted Accounting Standards Codification Topic 842, Leases, using the retrospective cumulative effect adjustment transition method. The disclosures are not applicable for the fiscal year ended March 31, 2019.

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	253.2	$2,562.7	18.2	$(662.6)	$(17.6)	$1,397.3	$3,279.8
Net income	—	—	—	—	—	355.9	355.9
Other comprehensive loss	—	—	—	—	(1.4)	—	(1.4)
Adoption of ASU 2016-01, cumulative adjustment	—	—	—	—	(1.7)	1.7	—
Adoption of ASC 606, cumulative adjustment	—	—	—	—	—	242.0	242.0
Adoption of ASU 2016-16, cumulative adjustment	—	—	—	—	—	1,558.1	1,558.1
Non-cash consideration, exchange of employee stock awards - Microsemi acquisition	—	53.9	—	—	—	—	53.9
Proceeds from sales of common stock through employee equity incentive plans	3.4	42.6	—	—	—	—	42.6
Restricted stock unit and stock appreciation right withholdings	(0.8)	(71.8)	—	—	—	—	(71.8)
Treasury stock used for new issuances	(2.6)	(80.4)	(2.6)	80.4	—	—	—
Share-based compensation	—	172.8	—	—	—	—	172.8
Cash dividend	—	—	—	—	—	(344.4)	(344.4)
Balance at March 31, 2019	253.2	2,679.8	15.6	(582.2)	(20.7)	3,210.6	5,287.5
Net income	—	—	—	—	—	570.6	570.6
Other comprehensive income	—	—	—	—	0.4	—	0.4
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	3.2	58.8	—	—	—	—	58.8
Restricted stock unit and stock appreciation right withholdings	(0.7)	(68.1)	—	—	—	—	(68.1)
Treasury stock used for new issuances	(2.5)	(81.6)	(2.5)	81.6	—	—	—
Shares issued to settle convertible debt	5.2	351.8	—	—	—	—	351.8
Settlement of convertible debt	—	(438.1)	—	—	—	—	(438.1)
Share-based compensation	—	172.7	—	—	—	—	172.7
Cash dividend	—	—	—	—	—	(350.1)	(350.1)
Balance at March 31, 2020	258.4	2,675.3	13.1	(500.6)	(21.6)	3,432.4	5,585.5
Net income	—	—	—	—	—	349.4	349.4
Other comprehensive loss	—	—	—	—	(4.6)	—	(4.6)
Proceeds from sales of common stock through employee equity incentive plans	2.6	60.3	—	—	—	—	60.3
Restricted stock unit and stock appreciation right withholdings	(0.5)	(64.6)	—	—	—	—	(64.6)
Treasury stock used for new issuances	(2.1)	(66.8)	(2.1)	66.8	—	—	—
Shares issued to settle convertible debt	26.1	3,171.1	—	—	—	—	3,171.1
Settlement of convertible debt	—	(3,622.1)	—	—	—	—	(3,622.1)
Purchase of capped call options	—	(35.8)	—	—	—	—	(35.8)
Issuance of 2020 Senior Convertible Debt	—	87.7	—	—	—	—	87.7
Share-based compensation	—	198.5	—	—	—	—	198.5
Cash dividend	—	—	—	—	—	(388.3)	(388.3)
Balance at March 31, 2021	284.5	$2,403.6	11.0	$(433.8)	$(26.2)	$3,393.5	$5,337.1

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Nature of Business

Microchip Technology Incorporated (Microchip or the Company) develops, manufactures and sells smart, connected and secure embedded control solutions used by its customers for a wide variety of applications. The Company provides cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of the Company's solutions by its customers in their end products.

Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Microchip and its majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted. As further discussed in Note 2, on May 29, 2018, the Company completed its acquisition of Microsemi Corporation (Microsemi) and the Company's financial results include Microsemi's results beginning as of such acquisition date.

Revenue Recognition

The Company generates revenue primarily from sales of semiconductor products to distributors and non-distributor customers (direct customers) and, to a lesser extent, from royalties paid by licensees of intellectual property. The Company applies the following five-step approach to determine the timing and amount of revenue recognition: (i) identify the contract with the customer, (ii) identify performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the performance obligation is satisfied.

Sales to distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract until the distributor has sent in a purchase order, the Company has acknowledged the order, the Company has deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created; this generally occurs 30 days prior to the estimated ship date. As is customary in the semiconductor industry, the Company offers price concessions and stock rotation rights to many of its distributors. As these are forms of variable consideration, the Company estimates the amount of consideration to which they will be entitled using recent historical data and applying the expected value method. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, the Company recognizes revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at the time risk and title of the inventory transfers to the distributor.

Sales to direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract until shipment of the product occurs. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. Usually, there is only a single performance obligation in the contract, and therefore the entire transaction price is allocated to the single performance obligation. After the transaction price has been allocated, the Company recognizes revenue when the performance obligation is satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at the time risk and title of the inventory transfers to the customer.

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

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses were immaterial for the fiscal years ended March 31, 2021, 2020, and 2019.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2021, 2020 and 2019.

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

Restructuring Charges

Restructuring charges are included within special charges and other, net in the consolidated statements of income and are primarily comprised of employee separation costs, asset impairments, contract exit costs and costs of facility consolidation and closure, including the related gains or losses associated with the sale of owned facilities.  Employee separation costs includes one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period.  Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs includes contract termination fees and ROU asset impairments recognized on the cease-use date of leased facilities.  A liability for contract termination fees is recognized in the period in which the Company terminates the contract.

Foreign Currency Translation

Substantially all of the Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other (loss) income, net in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For fiscal 2021, 2020 and 2019, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency. For subsidiaries acquired as part of the Company's acquisition of Microsemi, the U.S. dollar will become the functional currency for such entities once integrated into the Company's legal structure and intercompany agreements are executed.

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

Various taxing authorities in the U.S. and other countries in which the Company does business scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2021, various jurisdictions finalized their audits. The close of these audits did not have an adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model related to the valuation of uncertain tax positions requires the Company to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if the Company believes the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where it has a long history of the taxing authority not performing an exam or overlooking an issue.  The Company will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  All adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition if the taxing authority has completed an audit of the period or if the statute of limitation expires.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

On December 22, 2017, the TCJA was enacted into law and established a new provision designed to tax low-taxed income of foreign subsidiaries known as global intangible low-taxed income (GILTI). The FASB allows taxpayers to make an accounting policy election of either (i) treating taxes due on GILTI inclusions as a current-period expense when incurred or (ii) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. The Company has made a policy choice to include taxes due on the future GILTI inclusion in taxable income when incurred.

On March 11, 2021, the American Rescue Plan Act of 2021 (ARPA) was enacted into law in the U.S. The ARPA, among other things, includes provisions to extend the $1.0 million limitation on deductions for compensation to executive offices to include the eight highest paid individuals rather than the top three in addition to the Chief Executive Officer and Chief Financial Officer, extends the period for which companies may claim an employee retention credit and repeals the election under which a U.S. affiliated group may allocate interest expense on a worldwide basis. The Company continues to examine the impacts the ARPA may have on its business.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company's property and equipment accounting policies incorporate estimates, assumptions and judgments relative to the useful lives of its property and equipment.  Depreciation is provided for assets placed in service on a straight-line basis over the estimated useful lives of the relative assets, which range from 10 to 30 years for buildings and building improvements and 5 to 7 years for machinery and equipment.  The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

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

Convertible Debt

Upon issuance, the Company separately accounts for the liability and equity components of its Convertible Debt by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of income.

Upon settlement of Convertible Debt instruments, the Company allocates the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. The difference between the consideration allocated to the liability component and the net carrying value of the liability component is recognized as an extinguishment loss or gain. The remaining settlement consideration is allocated to the equity component and recognized as a reduction of additional paid-in capital in the Company's consolidated balance sheets. In addition, if the terms of the settlement are different from the contractual terms of the original instrument, the Company recognizes an inducement loss, which is measured as the difference between the fair value of the original terms of the instrument and the fair value of the settlement terms.

Determining the fair value of the liability component without the conversion feature upon issuance and settlement involves estimating the equivalent borrowing rate for a similar non-convertible instrument. Given the values of these transactions, fair value estimates are sensitive to changes in the equivalent borrowing rate conclusions. The measurement of the equivalent borrowing rate requires that the Company make estimates of volatility and credit spreads to align observable market inputs with the instrument being valued.

Lastly, the Company includes the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding Convertible Debt in its diluted income per share calculation regardless of whether the market price triggers or other contingent conversion features have been met. The Company applies the treasury stock method as it has the intent and has adopted an accounting policy to settle the principal amount of the Convertible Debt in cash. This method results in incremental dilutive shares when the average fair value of the Company's common stock for a reporting period exceeds the conversion prices per share and adjusts as dividends are recorded in the future.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2021, the Company has not had impaired goodwill. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and RSUs have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs as its primary equity incentive compensation instrument for employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit.

Distributor advances in the consolidated balance sheets, totaled $104.8 million and $141.0 million at March 31, 2021 and March 31, 2020, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Business Segments

Operating segments are components of an enterprise about which separate financial information is regularly reviewed by the chief operating decision maker (CODM) to assess the performance of the component and make decisions about the resources to be allocated to the component. The Company's President and Chief Executive Officer has been identified as the CODM. Based on the Company's structure and manner in which the Company is managed and decisions are made, the Company's business is made up of two operating segments, semiconductor products and technology licensing.

In the semiconductor products segment, the Company designs, develops, manufactures and markets microcontrollers, development tools and analog, interface, mixed-signal, timing, wired and wireless connectivity devices, and memory products. Under the leadership of the CODM, the Company is structured and organized around standardized roles and responsibilities based on product groups and functional activities. The Company's product groups are responsible for product research, design and development. The Company's functional activities include sales, marketing, manufacturing, information technology, human resources, legal and finance.

The Company's product groups have similar products, production processes, types of customers and methods for distribution. In addition, the tools and technologies used in the design and manufacture of the Company's products are shared among the various product groups. The Company's product group leaders, under the direction of the CODM, define the product roadmaps and team with sales personnel to achieve design wins and revenue and other performance targets. Product group leaders also interact with manufacturing and operational personnel who are responsible for the production, prioritization and planning of the Company's manufacturing capabilities to help ensure the efficiency of the Company's operations and fulfillment of customer requirements. This centralized structure supports a global operating strategy in which the CODM assesses performance and allocates resources based on the Company's consolidated results.

Subsequent Events

The Company evaluated events after March 31, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted the following Accounting Standards Updates in fiscal 2021, none of which had a material impact on its consolidated financial statements.

Accounting Standards Updates	Description
ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

In December 2019, the FASB issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance enhances and simplifies various aspects of the income tax accounting, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Note 2. Business Acquisitions
Acquisition of Microsemi
On May 29, 2018, the Company completed its acquisition of Microsemi Corporation, a publicly traded company headquartered in Aliso Viejo, California. The Company paid an aggregate of approximately $8.19 billion in cash to the stockholders of Microsemi. The total consideration transferred in the acquisition, including approximately $53.9 million of non-cash consideration for the exchange of certain share-based payment awards of Microsemi for stock awards of the Company, was approximately $8.24 billion. In addition to the consideration transferred, the Company recognized in its consolidated financial statements $3.23 billion in liabilities of Microsemi consisting of debt, taxes payable and deferred, restructuring, and contingent and other liabilities of which $2.06 billion of existing debt was paid off. The Company financed the purchase price using approximately $8.10 billion of borrowings consisting of $3.10 billion under its amended and restated Revolving Credit Facility, $3.00 billion under its Term Loan Facility provided under the Company's amended and restated Credit Agreement, and $2.00 billion in newly issued senior secured notes. The Company incurred $22.0 million in acquisition costs related to the acquisition. As a result of the acquisition, Microsemi became a wholly owned subsidiary of the Company. Microsemi offers a comprehensive portfolio of semiconductor and system solutions for aerospace and defense, communications, data center and industrial markets. The Company's primary reason for this acquisition was to expand the Company's range of solutions, products and capabilities by extending its served available market.
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

Assets Acquired
Cash and cash equivalents	$340.0
Accounts receivable	215.6
Inventories	576.2
Other current assets	85.2
Property, plant and equipment	201.5
Goodwill	4,364.9
Purchased intangible assets	5,634.5
Long-term deferred tax assets	5.9
Other assets	53.3
Total assets acquired	11,477.1

Liabilities Assumed
Accounts payable	(233.8)
Other current liabilities	(149.3)
Long-term debt	(2,056.9)
Deferred tax liabilities	(565.1)
Long-term income tax payable	(177.7)
Other long-term liabilities	(49.8)
Total liabilities assumed	(3,232.6)
Purchase price allocated	$8,244.5

	Weighted Average Useful Life (in years)	May 29, 2018 (in millions)
Purchased Intangible Assets
Core and developed technology	15	$4,569.1
In-process research and development	—	847.1
Customer-related	12	200.2
Backlog	1	12.3
Other	4	5.8
Total purchased intangible assets		$5,634.5
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

Note 3. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's consolidated statements of income (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Restructuring
Employee separation costs	$(1.3)	$6.0	$65.3
Gain on sale of assets	(5.8)	(1.5)	—
Impairment charges	—	0.7	3.6
Contract exit costs	(1.6)	5.2	(4.7)
Wafer fabrication restructuring	15.0	18.0	—
Other	0.1	2.6	(0.3)
Legal contingencies	0.2	15.7	(30.2)
Contingent consideration revaluation	(4.9)	—	—
Total	$1.7	$46.7	$33.7

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

During the fiscal year ended March 31, 2021, the Company incurred net costs of $15.0 million associated with restructuring certain of its wafer fabrication operations consisting of $8.0 million to re-purpose its Colorado Springs (Fab 5) facility and $7.0 million associated with restructuring other acquired operations compared to net costs of $18.0 million during the fiscal year ended March 31, 2020 to re-purpose its Fab 5 facility, primarily consisting of $8.2 million in contract exit costs, $6.6 million in other relocation costs and $2.5 million in asset impairment charges. These wafer fabrication restructuring efforts were substantially completed as of March 31, 2021. The Company's other restructuring activities during the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019 were primarily related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. The impairment charges in the fiscal year ended March 31, 2019 were primarily recognized as a result of writing off intangible assets purchased from Microsemi prior to the close of the acquisition and other intangible assets that were impaired as a result of changes in the combined product roadmaps after the acquisition that affected the use and life of the assets. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction, other previous acquisitions, or the restructuring of wafer fabrication operations. The Company is not able to estimate the amount of other such future expenses at this time.

During the fiscal year ended March 31, 2020, the Company incurred $15.7 million of net charges related to legal settlements, for which the majority of the cash settlement occurred early in the fiscal year ended March 31, 2021.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $71.2 million in costs since the start of the fiscal year ended March 31, 2018 in connection with employee separation activities net of $1.3 million in credits during the fiscal year ended March 31, 2021 and $6.0 million and $65.3 million were incurred during the fiscal years ended March 31, 2020 and 2019, respectively. The Company could incur future expenses as additional synergies or operational efficiencies are identified. Beyond what is already accrued, the Company is not able to estimate future expenses, if any, to be incurred in employee separation costs. The Company has incurred $0.4 million in net credits in connection with contract exit activities since the start of the fiscal year ended March 31, 2018 which includes net credits of $1.6 million and $4.7 million for the fiscal years ended March 31, 2021 and March 31, 2019, respectively, compared to expense of $5.2 million for the fiscal year ended March 31, 2020.

The liability for restructuring and other exit costs of $15.9 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheets as of March 31, 2021.

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Microcontrollers	$2,961.0	$2,817.9	$2,921.9
Analog	1,519.8	1,511.1	1,530.7
Other	957.6	945.2	896.9
Total net sales	$5,438.4	$5,274.2	$5,349.5

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Distributors	$2,737.4	$2,626.9	$2,719.1
Direct customers	2,598.1	2,550.4	2,498.0
Licensees	102.9	96.9	132.4
Total net sales	$5,438.4	$5,274.2	$5,349.5

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

Note 5. Geographic and Segment Information

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

The following table represents net sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31,
	2021		2020		2019
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$5,335.5	$3,275.9	$5,177.3	$3,145.2	$5,217.1	$2,798.9
Technology licensing	102.9	102.9	96.9	96.9	132.4	132.4
Total	$5,438.4	$3,378.8	$5,274.2	$3,242.1	$5,349.5	$2,931.3

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

	March 31,
	2021	2020
United States	$516.6	$515.0
Thailand	178.1	174.4
Various other countries	314.3	306.2
Total long-lived assets	$1,009.0	$995.6

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 77%, 78% and 80% of consolidated net sales for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  Sales to customers in Europe represented approximately 19%, 22% and 23% of consolidated net sales for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  Sales to customers in Asia represented approximately 55% of consolidated net sales for fiscal 2021 and approximately 52% of consolidated net sales for each of fiscal 2020 and 2019.  Within Asia, sales into China represented approximately 22%, 21% and 22% of consolidated net sales for fiscal 2021, 2020 and 2019, respectively. Sales into Taiwan represented approximately 16%, 15% and 13% of consolidated net sales for fiscal 2021, 2020 and 2019, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 10% of net sales in fiscal 2020 and fiscal 2019, no other distributor or end customer accounted for more than 10% of net sales in fiscal 2021, fiscal 2020 or fiscal 2019.

Note 6. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2021	2020	2019
Net income	$349.4	$570.6	$355.9
Basic weighted average common shares outstanding	259.6	238.9	236.2
Dilutive effect of stock options and RSUs	3.5	3.4	3.8
Dilutive effect of 2015 Senior Convertible Debt	4.7	13.7	9.9
Dilutive effect of 2017 Senior Convertible Debt	1.7	0.1	—
Dilutive effect of 2020 Senior Convertible Debt	—	—	—
Dilutive effect of 2017 Junior Convertible Debt	1.1	0.1	—
Diluted weighted average common shares outstanding	270.6	256.2	249.9
Basic net income per common share	$1.35	$2.39	$1.51
Diluted net income per common share	$1.29	$2.23	$1.42

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the fiscal years ended March 31, 2021, 2020 and 2019.

The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company intends to settle the principal amount of the Convertible Debt in cash upon conversion.  Prior to conversion, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the treasury stock method.  The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 7 for details on the Convertible Debt):

	Fiscal Year Ended March 31,
	2021	2020	2019
2015 Senior Convertible Debt	$60.90	$61.80	$62.86
2017 Senior Convertible Debt	$94.96	$96.37	$98.03
2020 Senior Convertible Debt	$186.86	$—	$—
2017 Junior Convertible Debt	$93.30	$94.68	$96.31

Note 7. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)
				March 31,
				2021	2020
Senior Secured Indebtedness
Revolving Credit Facility				$2,346.6	$2,388.5
Term Loan Facility				—	1,723.5
Bridge Loan Facility				—	615.0
3.922% 2021 Notes	3.922%	4.5%		1,000.0	1,000.0
4.333% 2023 Notes	4.333%	4.7%		1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%		1,000.0	—
0.972% 2024 Notes	0.972%	1.1%		1,400.0	—
Senior Unsecured Indebtedness
4.250% 2025 Notes	4.250%	4.6%		1,200.0	—
Total Senior Indebtedness				7,946.6	6,727.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	5.9%	$120.9	141.4	1,110.0
2017 Senior Convertible Debt	1.625%	6.0%	$260.9	333.3	2,070.0
2020 Senior Convertible Debt	0.125%	5.1%	$555.5	665.5	—
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$64.0	122.6	686.3
Total Convertible Debt				1,262.8	3,866.3

Gross long-term debt including current maturities				9,209.4	10,593.3
Less: Debt discount (2)				(273.0)	(1,043.2)
Less: Debt issuance costs (3)				(32.3)	(67.9)
Net long-term debt including current maturities				8,904.1	9,482.2
Less: Current maturities (4)				(1,322.9)	(608.8)
Net long-term debt				$7,581.2	$8,873.4

(1) As each of the convertible debt instruments may be settled in cash upon conversion, for accounting purposes, they were bifurcated into a liability component and an equity component.  The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance.  The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt.

(2) The unamortized discount consists of the following (in millions):

	March 31,
	2021	2020
Bridge Loan Facility	$—	$(3.1)
3.922% 2021 Notes	(0.3)	(2.1)
4.333% 2023 Notes	(2.4)	(3.5)
2.670% 2023 Notes	(2.3)	—
0.972% 2024 Notes	(3.8)	—
4.250% 2025 Notes	(12.8)	—
2015 Senior Convertible Debt	(20.1)	(192.9)
2017 Senior Convertible Debt	(71.3)	(504.2)
2020 Senior Convertible Debt	(101.6)	—
2017 Junior Convertible Debt	(58.4)	(337.4)
Total unamortized discount	$(273.0)	$(1,043.2)

(3) Debt issuance costs consist of the following (in millions):

	March 31,
	2021	2020
Revolving Credit Facility	$(10.0)	$(14.6)
Term Loan Facility	—	(14.6)
Bridge Loan Facility	—	(3.1)
3.922% 2021 Notes	(0.7)	(4.8)
4.333% 2023 Notes	(5.3)	(7.7)
2.670% 2023 Notes	(1.3)	—
0.972% 2024 Notes	(2.0)	—
4.250% 2025 Notes	(1.7)	—
2015 Senior Convertible Debt	(0.7)	(7.0)
2017 Senior Convertible Debt	(1.8)	(13.0)
2020 Senior Convertible Debt	(8.3)	—
2017 Junior Convertible Debt	(0.5)	(3.1)
Total debt issuance costs	$(32.3)	$(67.9)

(4) As of March 31, 2021, current maturities consist of the liability component of the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt, and the 3.922% 2021 Notes which are due June 1, 2021. As of March 31, 2020, current maturities included the Bridge Loan Facility.

Expected maturities relating to the Company’s debt obligations as of March 31, 2021 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2022	$1,000.0
2023	—
2024	5,746.6
2025	806.9
2026	1,200.0
Thereafter	455.9
Total	$9,209.4

Ranking of Convertible Debt - The Convertible Debt are unsecured obligations which are subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness. The 2017 Junior Convertible Debt is expressly subordinated in right of payment to any existing and future senior debt of the Company (including the Senior Indebtedness and the Senior Subordinated Convertible Debt) and is structurally subordinated in right of payment to the liabilities of the Company's subsidiaries.  The Senior Subordinated Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it, including the 2017 Junior Convertible Debt; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter or (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below).

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2021
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt (1)	16.5197	$60.53	8.2599	23.1276
2017 Senior Convertible Debt (1)	10.5934	$94.40	5.2967	15.0957
2020 Senior Convertible Debt (1)	5.3521	$186.84	—	7.4929
2017 Junior Convertible Debt (1)	10.7826	$92.74	5.3914	15.0957

(1) As of March 31, 2021, the 2020 Senior Convertible Debt was not convertible. As of March 31, 2021, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between April 1, 2021 and June 30, 2021 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended March 31, 2021. As of March 31, 2021, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 21.5583 shares of common stock, 12.6689 shares of common stock, and 12.9527 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $155.22 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of March 31, 2021, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $331.9 million, $322.2 million, and $123.9 million, respectively.

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

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Debt issuance cost amortization	$14.7	$13.2	$12.9
Debt discount amortization	6.6	2.9	2.2
Interest expense	227.4	277.6	291.8
Total interest expense on Senior Indebtedness	248.7	293.7	306.9
Debt issuance cost amortization	2.4	3.9	3.6
Debt discount amortization	64.5	118.8	112.4
Coupon interest expense	37.6	77.2	77.1
Total interest expense on Convertible Debt	104.5	199.9	193.1
Other interest expense	3.7	3.7	2.9
Total interest expense	$356.9	$497.3	$502.9

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.9 years, 5.9 years, 3.6 years, and 15.9 years for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

The Company's settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
February 2021(3)
2015 Senior Convertible Debt	$81.0	$81.0	$206.5	$—	$287.5	$79.2	$208.1	$10.7
2017 Senior Convertible Debt	$122.2	$122.2	$166.4	$—	$288.6	$115.9	$168.2	$25.5
2017 Junior Convertible Debt	$156.0	$156.0	$217.9	$—	$373.9	$129.8	$243.9	$49.4
December 2020(4)
2015 Senior Convertible Debt	$90.0	$48.5	$221.0	$—	$269.5	$79.4	$184.5	$9.4
2017 Senior Convertible Debt	$588.8	$155.4	$408.7	$601.5	$1,165.6	$486.7	$655.3	$57.0
2017 Junior Convertible Debt	$407.7	$225.0	$530.4	$64.0	$819.4	$246.3	$547.1	$62.8
Term Loan Facility	$1,705.7	$1,705.7	$—	$—	$1,705.7	$—	$—	$12.9
August 2020(5)
2015 Senior Convertible Debt	$414.3	$414.3	$547.6	$—	$961.9	$351.7	$592.3	$25.0
2017 Senior Convertible Debt	$381.8	$381.8	$221.1	$—	$602.9	$299.0	$292.2	$20.1
June 2020(6)
2015 Senior Convertible Debt	$383.3	$383.3	$405.1	$—	$788.4	$314.4	$464.4	$7.8
2017 Senior Convertible Debt	$643.9	$643.9	$246.4	$—	$890.3	$481.0	$390.9	$13.7
Term Loan Facility	$17.8	$17.8	$—	$—	$17.8	$—	$—	$—
Bridge Loan Facility	$615.0	$615.0	$—	$—	$615.0	$—	$—	$5.3
March 2020(7)
2015 Senior Convertible Debt	$615.0	$615.0	$351.8	$—	$966.8	$460.4	$461.1	$3.4
(1) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.
(2) The total consideration for the convertible debt settlements was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement.
(3) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.

(4) The Company used proceeds from the issuance of $665.5 million principal amount of 2020 Senior Convertible Debt and used borrowings under its Revolving Credit Facility to finance a portion of such settlement. The Company also issued $1.40 billion aggregate principal amount of 0.972% 2024 Notes and used the proceeds in addition to $213.0 million in borrowings under its Revolving Credit Facility, and cash on hand to repay all amounts outstanding under its Term Loan Facility.
(5) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.
(6) The Company used a portion of the proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes to (i) finance a portion of such settlement, and (ii) repay a portion of the amount outstanding under the Company's existing Revolving Credit Facility as well as for general corporate purposes.
(7) The Company entered into a Bridge Loan Facility (which has since been repaid in full), for an aggregate principal amount of $615.0 million to finance a portion of such settlement.

In December 2020, in connection with the issuance of the 2020 Senior Convertible Debt, the Company incurred issuance costs of $10.8 million, of which $9.0 million was recorded as debt issuance costs and will be amortized using the effective interest method over the term of the debt. The remainder of $1.8 million in fees was recorded to equity. The debt discount on the 2020 Senior Convertible Debt was the difference between the par value and the fair value of the debt resulting in a debt discount of $110.0 million which will be amortized to interest expense using the effective interest method over the term of the debt. Interest on the 2020 Senior Convertible Debt is payable semi-annually in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2020 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $35.8 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2020 Senior Convertible Debt. Upon conversion of the 2020 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap strike price of $233.58 per share which would reduce the potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount of converted notes. Upon conversion of the 2020 Senior Convertible Debt, there will be no economic dilution from the notes until the average market price of the Company’s common stock exceeds the cap price of $233.58 per share as the exercise of the capped call options will offset any dilution from the 2020 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

Senior Notes

The 0.972% 2024 Notes mature on February 15, 2024 and interest accrues at a rate of 0.972% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2.670% 2023 Notes mature on September 1, 2023 and interest accrues at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 3.922% 2021 Notes mature on June 1, 2021 and interest accrues at a rate of 3.922% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 4.333% 2023 Notes mature on June 1, 2023 and interest accrues at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year.

The Company may, at its option, redeem some or all of the applicable series of Senior Notes in the manner set forth in the indenture governing the applicable series of Senior Notes. If the Company experiences a specified change of control triggering event set forth in the indenture governing the applicable series of Senior Notes, the Company must offer to repurchase each of the notes of such series at a price equal to 101% of the principal amount of each note of such series repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

The indenture governing each series of Senior Notes contains certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, sell or otherwise dispose of any assets constituting collateral securing the Senior Notes, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. These covenants are subject to a number of limitations and exceptions set forth in the indenture governing the applicable series of Senior Notes.

Each series of Senior Notes is guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Credit Agreement and under the Company’s existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Credit Agreement is required to guarantee each series of Senior Notes.

The 0.972% 2024 Notes, the 2.670% 2023 Notes, the 3.922% 2021 Notes, and the 4.333% 2023 Notes and each of the associated guarantees are secured, on a pari passu first lien basis with the Credit Agreement, by substantially all of the tangible and intangible assets (other than certain excluded assets) of the Company and the guarantors that secure obligations under the

Credit Agreement, in each case subject to certain thresholds, exceptions and permitted liens, as set forth in the respective security agreement, by and among the Company, the subsidiary guarantors party thereto and the collateral agent.

Senior Credit Facilities

In March 2020 and September 2019, the Company amended the Company's Credit Agreement to, among other things, provide the ability to factor receivables and, subject to the satisfaction of specified conditions, to permit the incurrence of secured debt. In addition, the amendments reduce the margin added to the interest rate on revolving loans under the Credit Agreement to 0.0% to 0.75% for base rate loans and 1.0% to 1.75% for the LIBOR rate loans, in each case determined based on the Company's senior leverage ratio. The amendments reduced the commitments for the Revolving Credit Facility thereunder to $3.57 billion from $3.60 billion.

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds set forth in the Credit Agreement. To secure the Company's obligations under the Credit Agreement and the subsidiary guarantors’ obligations under the guarantees, the Company and each of the subsidiary guarantors have granted a security interest in substantially all of their assets subject to certain exceptions and limitations.

In May 2018, the Company borrowed $3.00 billion aggregate principal amount of loans under the Term Loan Facility. As of March 31, 2021, the Company has repaid all amounts outstanding under its Term Loan Facility.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a senior leverage ratio, a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2021, the Company was in compliance with these financial covenants.

Note 8. Fair Value of Financial Instruments

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at March 31, 2021 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair values of the Company's Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at March 31, 2021 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2021		2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Revolving Credit Facility	$2,336.6	$2,346.6	$2,373.9	$2,388.5
Term Loan Facility	—	—	1,708.9	1,723.5
Bridge Loan Facility	—	—	608.8	615.0
3.922% 2021 Notes	999.0	1,004.3	993.1	985.0
4.333% 2023 Notes	992.3	1,022.4	988.8	990.0
2.670% 2023 Notes	996.4	1,040.8	—	—
0.972% 2024 Notes	1,394.2	1,394.0	—	—
4.250% 2025 Notes	1,185.5	1,252.6	—	—
2015 Senior Convertible Debt	120.6	485.4	910.1	1,601.8
2017 Senior Convertible Debt	260.2	731.4	1,552.8	2,130.3
2020 Senior Convertible Debt	555.6	778.3	—	—
2017 Junior Convertible Debt	63.7	272.9	345.8	656.2
Total	$8,904.1	$10,328.7	$9,482.2	$11,090.3

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 7 for further information).

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,371.3	$(2,771.0)	$4,600.3
Customer-related	835.2	(702.6)	132.6
In-process research and development	7.7	—	7.7
Distribution rights and other	130.2	(76.0)	54.2
Total	$8,344.4	$(3,549.6)	$4,794.8

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,331.9	$(1,924.6)	$5,407.3
Customer-related	903.6	(674.7)	228.9
In-process research and development	8.8	—	8.8
Distribution rights and other	126.0	(68.7)	57.3
Total	$8,370.3	$(2,668.0)	$5,702.3

The following is an expected amortization schedule for the intangible assets for fiscal 2022 through fiscal 2026, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2022	$912.0
2023	$707.2
2024	$627.7
2025	$508.1
2026	$445.3

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Amortization expense charged to cost of sales	$9.4	$8.9	$9.6
Amortization expense charged to operating expense	983.3	1,037.8	686.2
Total amortization expense	$992.7	$1,046.7	$695.8

There were no impairment charges in the fiscal year ended March 31, 2021. The Company recognized impairment charges of $2.2 million and $3.1 million in the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2019	$6,644.7	$19.2
Additions	0.9	—
Balance at March 31, 2020	6,645.6	19.2
Additions	5.8	—
Balance at March 31, 2021	$6,651.4	$19.2

At March 31, 2021, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2021, the Company has never recorded an impairment charge.

Note 10. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2021	2020
Trade accounts receivable	$991.6	$924.1
Other	11.3	14.8
Total accounts receivable, gross	1,002.9	938.9
Less: allowance for expected credit losses	5.2	4.9
Total accounts receivable, net	$997.7	$934.0

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2021	2020
Raw materials	$115.7	$92.3
Work in process	412.8	441.7
Finished goods	136.5	151.7
Total inventories	$665.0	$685.7

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2021	2020
Land	$83.2	$83.4
Building and building improvements	659.7	659.5
Machinery and equipment	2,251.1	2,123.1
Projects in process	102.7	100.1
Total property, plant and equipment, gross	3,096.7	2,966.1
Less: accumulated depreciation and amortization	2,242.0	2,090.0
Total property, plant and equipment, net	$854.7	$876.1

Depreciation expense attributed to property, plant and equipment was $160.6 million, $168.9 million and $180.6 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

As discussed in Note 1, the Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For the three years ended March 31, 2021, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2021	2020
Accrued compensation and benefits	$166.7	$137.5
Income taxes payable	43.4	38.0
Sales related reserves	350.7	353.0
Current portion of lease liabilities	39.8	44.5
Accrued expenses and other liabilities	193.7	208.8
Total accrued liabilities	$794.3	$781.8

Note 11. Leases

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

The details of the Company's total lease expense are as follows (in millions):

	Fiscal Year Ended March 31,
	2021	2020
Operating lease expense	$63.1	$70.4

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2021	2020
Other assets:
ROU assets	$154.3	$119.5
Total lease assets	$154.3	$119.5
Accrued liabilities:
Current portion of lease liabilities	$39.8	$44.5
Other long-term liabilities:
Non-current portion of lease liabilities	125.4	94.7
Total lease liabilities	$165.2	$139.2

The following table presents the maturities of lease liabilities as of March 31, 2021 (in millions):

Fiscal year ending March 31,	Operating Leases
2022	$48.2
2023	32.4
2024	24.2
2025	17.9
2026	16.4
Thereafter	61.4
Total lease payments	200.5
Less: Imputed lease interests	35.3
Total lease liabilities	$165.2

The Company's weighted-average remaining lease-term and weighted-average discount rate are as follows:

March 31, 2021
Weighted average remaining lease-term	6.88
Weighted average discount rate	4.49%

Note 12. Commitments and Contingencies

Purchase Obligations

The Company has agreements for the purchase of property, plant and equipment and other goods and services including outstanding purchase commitments with the Company's wafer foundries. Commitments for construction or purchases of property, plant and equipment totaled $143.0 million as of March 31, 2021, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $166.9 million, which includes outstanding purchase commitments with the Company's wafer foundries and other suppliers, for delivery in the fiscal year ended March 31, 2022.

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $168.1 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2021, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-ROS and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  On December 11, 2018, the Court issued an order appointing the lead plaintiff in the Jackson matter. An amended complaint was filed on February 22, 2019. The complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. Plaintiff filed a motion for class certification, which was granted by the Court. Discovery is ongoing.

Derivative Litigation.  On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389.  The Company is named as a nominal defendant.  The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. An amended complaint was filed on February 28, 2020, and a second amended complaint was filed on July 27, 2020. The Company and the individual defendants filed motions to dismiss, which are not currently scheduled to be heard by the Court. The Company’s Audit Committee has filed a motion to dismiss.

Governmental Investigations. The SEC is investigating matters relating to the Company's acquisition of Microsemi. The Company believes that the investigation relates to distribution channel issues and business practices at Microsemi and the allegations made by the plaintiffs in the Peterson v. Sanghi lawsuit which was described in the Company’s prior filings on Form 10-Q and Form 10-K and which lawsuit has been settled and dismissed. The Department of Justice, which was also investigating those matters, has informed the Company that its investigation is closed and that no further action will be taken.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2021, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 13. Income Taxes

The income tax provision consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Pretax (loss) income:
U.S.	$(301.7)	$(485.2)	$(593.4)
Foreign	641.2	635.6	797.9
	$339.5	$150.4	$204.5
Current expense (benefit):
U.S. Federal	$54.8	$21.1	$(98.0)
State	2.0	1.0	(5.3)
Foreign	72.2	48.0	14.1
Total current expense (benefit)	$129.0	$70.1	$(89.2)
Deferred expense (benefit):
U.S. Federal	$(215.4)	$(127.8)	$11.9
State	(22.9)	(13.2)	0.6
Foreign	99.4	(349.3)	(74.7)
Total deferred benefit	(138.9)	(490.3)	(62.2)
Total income tax benefit	$(9.9)	$(420.2)	$(151.4)

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

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Computed expected income tax provision	$71.3	$31.5	$43.0
State income taxes, net of federal benefit	(3.8)	(5.4)	(8.7)
Foreign income taxed at lower than the federal rate	(45.7)	(78.8)	(94.0)
Impact of the TCJA - one-time transition tax, net of foreign tax credits	—	—	13.1
GILTI and foreign-derived intangible income, net of credits	101.8	54.7	95.4
Business realignment of intellectual property rights	(63.8)	(334.8)	(90.6)
Net increases related to current year tax positions	49.8	20.1	9.0
Net decreases related to prior year tax positions (1)	(4.4)	(28.5)	(75.1)
Share-based compensation	(12.3)	(11.1)	(13.3)
Research and development tax credits	(48.4)	(40.8)	(27.5)
Intercompany prepaid tax asset amortization	—	—	5.2
Foreign exchange	(6.5)	(0.9)	4.6
Convertible debt settlement	(48.1)	—	—
Subpart-F income	6.4	4.1	10.7
Other	7.1	(1.7)	(13.3)
Change in valuation allowance	(13.3)	(28.6)	(9.9)
Total income tax benefit	$(9.9)	$(420.2)	$(151.4)

(1) The release of prior year tax positions during fiscal 2021 increased each of the basic and diluted net income per common share by $0.02. The release of prior year tax positions during fiscal 2020 increased the basic and diluted net income per common share by $0.12 and $0.11, respectively. The release of prior year tax positions during fiscal 2019 increased the basic and diluted net income per common share by $0.32 and $0.30, respectively.

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand, Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2022 and 2027, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $11.1 million and $11.4 million in fiscal 2021 and fiscal 2020 , respectively. The impact of the tax holidays during fiscal 2021 increased each of the basic and diluted net income per common share by $0.04. The impact of the tax holidays during fiscal 2020 increased the basic and diluted net income per common share by $0.05 and $0.04, respectively.

The Company's effective tax rate for fiscal 2021 includes a $63.8 million tax benefit related to intra-group transfers of certain intellectual property rights, which reduced its effective tax rate by 18.8%.  The tax benefit for the intra-group asset transfers primarily consisted of $155.5 million recorded as a deferred tax asset which represents the book and tax basis difference on the transferred assets measured based on the new applicable statutory tax rate, as well as, the reversal of the pre-existing deferred tax asset of $90.3 million, which represents the book and tax basis difference on the transferred assets measured based on applicable statutory tax rate prior to the transfer.  The Company expects to be able to realize the future tax benefit of the deferred tax assets resulting from the intra-group asset transfers. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied with respect to the valuation of intellectual property rights.  The taxing authorities of jurisdictions in which the Company operates may challenge its methodologies for valuing the intellectual property rights transferred, which could increase the Company's future effective income tax rate and harm future results of operations.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2021	2020
Deferred tax assets:
Inventory valuation	$46.0	$48.5
Net operating loss carryforward	68.0	74.8
Capital loss carryforward	6.3	9.4
Share-based compensation	46.5	39.8
Income tax credits	331.1	351.1
Property, plant and equipment	32.7	31.7
Accrued expenses	83.6	80.4
Intangible assets	1,581.5	1,694.8
Lease liabilities	37.1	20.2
Other	17.4	14.0
Gross deferred tax assets	2,250.2	2,364.7
Valuation allowances	(290.3)	(303.5)
Deferred tax assets, net of valuation allowances	1,959.9	2,061.2
Deferred tax liabilities:
Convertible debt	(53.9)	(228.7)
Intangible assets	(158.1)	(365.1)
ROU assets	(34.5)	(24.3)
Other	(8.1)	(13.1)
Deferred tax liabilities	(254.6)	(631.2)
Net deferred tax asset	$1,705.3	$1,430.0

Reported as:
Non-current deferred tax assets	$1,749.2	$1,748.5
Non-current deferred tax liability	(43.9)	(318.5)
Net deferred tax asset	$1,705.3	$1,430.0

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

 A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2021, 2020 and 2019 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Fiscal 2021	$303.5	$8.1	$—	$(21.3)	$290.3
Fiscal 2020	$332.1	$26.0	$—	$(54.6)	$303.5
Fiscal 2019	$204.5	$16.2	$175.8	$(64.4)	$332.1

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $68.0 million available at March 31, 2021.  The federal, state and foreign NOL carryforwards expire at various times between fiscal 2022 and fiscal 2041, of which a portion of the NOL carryforwards do not expire. The Company had state tax credits of $163.0 million available at March 31, 2021.  These state tax credits expire at various times between fiscal 2022 and fiscal 2041. The Company had capital loss carryforwards with an estimated tax effect of $6.3 million available at March 31, 2021. These capital loss carryforwards begin to expire in fiscal 2022. The Company had foreign tax credits of $1.9 million available at March 31, 2021. These foreign tax credits begin to expire in fiscal 2022. The Company had credits for increasing research activity in the amount of $85.0 million available at March 31, 2021. These credits begin to expire in fiscal 2022. The Company had U.S. prior year minimum tax credits in the amount of $4.7 million available at March 31, 2021. The Company had refundable tax credits in foreign jurisdictions of $56.6 million available at March 31, 2021. The Company had withholding tax credits in foreign jurisdictions of $19.9 million available at March 31, 2021. These credits expire at various times between fiscal 2022 and fiscal 2024.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2018 to March 31, 2021 (amounts in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Beginning balance	$757.3	$763.4	$436.0
Increases related to acquisitions	—	—	329.7
Decreases related to settlements with tax authorities	(6.0)	(1.2)	(8.3)
Decreases related to statute of limitation expirations	(10.9)	(30.9)	(16.2)
Increases related to current year tax positions	35.4	30.2	27.8
Increases (decreases) related to prior year tax positions	50.5	(4.2)	(5.6)
Ending balance	$826.3	$757.3	$763.4

As of March 31, 2021 and March 31, 2020, the Company had accrued interest and penalties related to tax contingencies of $83.9 million and $74.6 million, respectively. Interest and penalties charged to operations during the fiscal year ended March 31, 2021 were $9.3 million. Previously accrued interest and penalties that were released during the fiscal years ended March 31, 2020 and March 31, 2019 were $13.5 million and $37.5 million, respectively.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2019. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2021, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $826.3 million and $757.3 million as of March 31, 2021 and March 31, 2020, respectively, of which $720.5 million and $654.0 million is estimated to impact the Company's effective tax rate, if recognized. The Company estimates that it is reasonably possible unrecognized tax benefits as of March 31, 2021 could decrease by approximately $10.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

In April 2020, the Company became aware of a withholding tax regulation that could be interpreted to apply to certain of its previous intra-group transactions. The Company evaluated whether the interpretation of this regulation could apply to its facts and circumstances, and, upon conclusion of its analysis, the Company established an immaterial reserve related to this matter during the fiscal year ended March 31, 2021.

In July 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned the U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera has asked the Supreme Court for a judicial review. In June 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, the Company recorded a cumulative income tax expense of $23.3 million in fiscal 2021.

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

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (in millions):

	Fiscal Year Ended March 31,
	2021	2020
Projected benefit obligation at the beginning of the year	$70.0	$72.7
Service cost	1.6	1.7
Interest cost	1.0	0.9
Actuarial losses (gains)	8.2	(2.6)
Benefits paid	(1.5)	(1.5)
Foreign currency exchange rate changes	3.7	(1.2)
Projected benefit obligation at the end of the year	$83.0	$70.0
Accumulated benefit obligation at the end of the year	$76.3	$65.1
Weighted average assumptions:
Discount rate	0.93%	1.48%
Rate of compensation increase	3.01%	2.77%

The Company's pension liability represents the present value of estimated future benefits to be paid. The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating). Net actuarial losses (gains), which are included in accumulated other comprehensive loss in the Company's consolidated balance sheets, will be recognized as a component of net periodic cost over the average remaining service period.

Future estimated expected benefit payments for fiscal year 2022 through 2031 are as follows (in millions):

Fiscal Year Ending March 31,	Expected Benefit Payments
2022	$1.6
2023	1.7
2024	2.2
2025	2.4
2026	2.6
2027 through 2031	14.6
Total	$25.1

The Company's net periodic pension cost for fiscal 2022 is expected to be approximately $3.6 million.

Note 15. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of sales (1)	$26.6	$20.9	$14.9
Research and development	96.8	82.9	72.0
Selling, general and administrative	74.9	66.4	62.3
Special charges and other, net	—	—	17.2
Pre-tax effect of share-based compensation	198.3	170.2	166.4
Income tax benefit	42.3	36.9	35.5
Net income effect of share-based compensation	$156.0	$133.3	$130.9

(1) During the fiscal year ended March 31, 2021, $16.7 million of share-based compensation expense was capitalized to inventory and $26.6 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2020, $19.8 million of share-based compensation expense was capitalized to inventory and $20.9 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2019, $17.2 million of share-based compensation expense was capitalized to inventory and $14.9 million of previously capitalized share-based compensation expense in inventory was sold.

Microsemi Acquisition-related Equity Awards

In connection with its acquisition of Microsemi on May 29, 2018, the Company assumed certain RSUs, SARs, and stock options granted by Microsemi. The assumed awards were measured at the acquisition date based on the estimated fair value, which was a total of $175.4 million. A portion of that fair value, $53.9 million, which represented the pre-acquisition vested service provided by employees to Microsemi, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $121.5 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods.

Combined Incentive Plan Information

The Company has granted RSUs and stock options to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company uses RSUs as its primary equity incentive compensation instrument for employees. Under the 2004 plan, 32,194,859 shares of common stock have been authorized for issuance and 6,554,463 shares of common stock remain available for future grants as of March 31, 2021.

Restricted Stock Units

RSU share activity under the 2004 Plan is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2018	5,672,440	$50.79
Granted	1,951,408	$77.83
Assumed upon acquisition	1,805,680	$91.70
Forfeited	(408,242)	$73.36
Vested	(2,729,324)	$61.51
Nonvested shares at March 31, 2019	6,291,962	$64.81
Granted	2,182,044	$88.17
Forfeited	(340,659)	$75.50
Vested	(2,391,294)	$57.47
Nonvested shares at March 31, 2020	5,742,053	$76.11
Granted	2,339,247	$101.37
Forfeited	(257,055)	$83.37
Vested	(1,882,336)	$64.13
Nonvested shares at March 31, 2021	5,941,909	$89.54

The total intrinsic value of RSUs which vested during the fiscal years ended March 31, 2021, 2020 and 2019 was $218.5 million, $223.9 million and $229.3 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2021 was $922.3 million, calculated based on the closing price of the Company's common stock of $155.22 per share on March 31, 2021.  The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2022 through fiscal 2026 related to unvested share-based payment awards at March 31, 2021 is $300.1 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.84 years.

Stock Options and Stock Appreciation Rights

Stock option and SARs activity under the Company's stock incentive plans in the three years ended March 31, 2021 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2018	284,340	$31.21
Assumed upon acquisition	141,751	$25.86
Exercised	(140,118)	$27.67
Forfeited or expired	(4,091)	$39.62
Outstanding at March 31, 2019	281,882	$30.16
Exercised	(130,419)	$28.71
Forfeited or expired	(2,453)	$20.02
Outstanding at March 31, 2020	149,010	$31.59
Exercised	(77,884)	$31.48
Forfeited or expired	(629)	$19.47
Outstanding at March 31, 2021	70,497	$31.81

The total intrinsic value of options and SARs exercised during the fiscal years ended March 31, 2021, 2020 and 2019 was $6.5 million, $8.4 million and $8.3 million, respectively.  This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding and exercisable at March 31, 2021 was $10.9 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $155.22 per share on March 31, 2021. As of March 31, 2021, the weighted average remaining contractual term for options and SARs outstanding and exercisable was 2.06 years.

As of March 31, 2021 and March 31, 2020, the number of option and SAR shares exercisable was 70,497 and 149,010, respectively, and the weighted average exercise price per share was $31.81 and $31.59, respectively.

There were no stock options granted in the fiscal years ended March 31, 2021, 2020 and 2019.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan (collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 17,222,291 shares of common stock have been authorized for issuance and 5,929,687 shares remain available for future purchases as of March 31, 2021.

Employees purchased 712,220 shares of common stock in the fiscal year ended March 31, 2021 for a purchase price of $57.7 million under the employee stock purchase plans compared to 787,284 shares of common stock for a purchase price of $55.6 million in the fiscal year ended March 31, 2020 and 549,796 shares of common stock for a purchase price of $39.6 million in the fiscal year ended March 31, 2019. As of March 31, 2021, unrecognized share-based compensation costs related to the employee stock plans totaled $6.3 million, which will be recognized over a period of approximately five months.

Note 16. Stock Repurchase Activity

As of March 31, 2021, 15.0 million shares of common stock remained available for repurchase under the existing share repurchase program. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the fiscal years ended March 31, 2021, 2020 and 2019. Shares repurchased are recorded as treasury shares and used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2021, the Company had approximately 11.0 million treasury shares.

Note 17. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) (in millions):

	Unrealized Holding Gains (Losses) Available-for-sale Securities	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2020	$—	$(5.1)	$(16.5)	$(21.6)
Other comprehensive (loss) income before reclassifications	—	(9.4)	3.7	(5.7)
Reclassification of realized transactions	—	1.1	—	1.1
Net other comprehensive (loss) income	—	(8.3)	3.7	(4.6)
Balance at March 31, 2021	$—	$(13.4)	$(12.8)	$(26.2)

Balance at March 31, 2019	$0.2	$(6.2)	$(14.7)	$(20.7)
Impact of change in accounting principle	(0.2)	(1.1)	—	(1.3)
Opening Balance as of April 1, 2019	—	(7.3)	(14.7)	(22.0)
Other comprehensive (loss) income before reclassifications	—	1.4	(1.8)	(0.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.8	—	0.8
Net other comprehensive (loss) income	—	2.2	(1.8)	0.4
Balance at March 31, 2020	$—	$(5.1)	$(16.5)	$(21.6)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Fiscal Year Ended March 31,			Related Statement of Income Line
Description of AOCI Component	2021	2020	2019
Unrealized losses on available-for-sale securities	$—	$—	$(5.6)	Other (loss) income, net
Amortization of actuarial loss	(1.1)	(0.8)	(1.0)	Other (loss) income, net
Reclassification of realized transactions, net of taxes	$(1.1)	$(0.8)	$(6.6)	Net income

Note 18.     Dividends

On October 28, 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.494, $1.465 and $1.457 during fiscal 2021, 2020 and 2019, respectively. Total dividend payments amounted to $388.3 million, $350.1 million and $344.4 million during fiscal 2021, 2020 and 2019, respectively.