Form 10-Q
period 2021-06-30
MICROCHIP TECHNOLOGY INC
filed 2021-08-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	July 28, 2021
Common Stock, $0.001 par value	MCHP	NASDAQ Stock Market LLC	274,040,171 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, maturing June 1, 2021
4.333% 2023 Notes	2023 Senior Secured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Secured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Secured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Secured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provides for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Credit agreement, dated as of May 29, 2018, as subsequently amended, among the Company, as borrower, the lenders from time to time party thereto, J.P.Morgan Chase Bank, N.A., as administrative agent, providing for the Revolving Credit Facility and the Term Loan Facility
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LIBOR	London Interbank Offered Rate
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$3.57 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
SARs	Stock appreciation rights
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.00 billion term loan facility created pursuant to the Credit Agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2021	2021
Cash and cash equivalents	$277.7	$280.0
Short-term investments	2.0	2.0
Accounts receivable, net	1,000.7	997.7
Inventories	683.8	665.0
Other current assets	192.9	200.5
Total current assets	2,157.1	2,145.2
Property, plant and equipment, net	892.2	854.7
Goodwill	6,670.6	6,670.6
Intangible assets, net	4,581.4	4,794.8
Long-term deferred tax assets	1,719.5	1,749.2
Other assets	257.0	264.3
Total assets	$16,277.8	$16,478.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$284.4	$292.4
Accrued liabilities	804.7	794.3
Current portion of long-term debt	—	1,322.9
Total current liabilities	1,089.1	2,409.6
Long-term debt	8,527.4	7,581.2
Long-term income tax payable	687.3	689.9
Long-term deferred tax liability	43.1	43.9
Other long-term liabilities	411.0	417.1
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 450,000,000 shares; 284,479,079 shares issued and 274,040,144 shares outstanding at June 30, 2021; 284,479,079 shares issued and 273,528,594 shares outstanding at March 31, 2021	0.3	0.3
Additional paid-in capital	2,430.1	2,403.3
Common stock held in treasury: 10,438,935 shares at June 30, 2021; 10,950,485 shares at March 31, 2021	(417.5)	(433.8)
Accumulated other comprehensive loss	(26.2)	(26.2)
Retained earnings	3,533.2	3,393.5
Total stockholders' equity	5,519.9	5,337.1
Total liabilities and stockholders' equity	$16,277.8	$16,478.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,
	2021	2020
Net sales	$1,569.4	$1,309.7
Cost of sales	561.8	511.4
Gross profit	1,007.6	798.3

Research and development	238.4	198.0
Selling, general and administrative	174.3	146.3
Amortization of acquired intangible assets	215.6	235.4
Special charges and other, net	10.5	0.3
Operating expenses	638.8	580.0

Operating income	368.8	218.3
Other income (expense):
Interest income	0.3	0.3
Interest expense	(72.3)	(99.1)
Loss on settlement of debt	(0.3)	(26.8)
Other income (loss), net	0.5	(3.2)
Income before income taxes	297.0	89.5
Income tax provision (benefit)	44.2	(34.1)
Net income	$252.8	$123.6

Basic net income per common share	$0.92	$0.50
Diluted net income per common share	$0.89	$0.48
Dividends declared per common share	$0.4130	$0.3675
Basic common shares outstanding	273.8	247.7
Diluted common shares outstanding	282.6	257.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,
	2021	2020
Net income	$252.8	$123.6
Components of other comprehensive (loss) income:
Defined benefit plans:
Actuarial losses related to defined benefit pension plans, net of tax effect	(1.1)	(0.8)
Reclassification of realized transactions, net of tax effect	0.6	0.3
Change in net foreign currency translation adjustment	0.5	1.0
Other comprehensive income, net of tax effect	—	0.5
Comprehensive income	$252.8	$124.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$252.8	$123.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272.2	292.8
Deferred income taxes	20.1	(49.4)
Share-based compensation expense related to equity incentive plans	56.6	42.4
Loss on settlement of debt	0.3	26.8
Amortization of debt discount	12.6	25.3
Amortization of debt issuance costs	3.5	4.8
Other non-cash adjustment	0.9	(0.6)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(3.0)	39.7
(Increase) decrease in inventories	(19.2)	24.9
Decrease in accounts payable and accrued liabilities	(0.9)	(46.6)
Change in other assets and liabilities	27.5	1.4
Change in income tax payable	6.5	16.7
Net cash provided by operating activities	629.9	501.8
Cash flows from investing activities:
Proceeds from sale of assets	—	0.2
Investments in other assets	(26.4)	(7.6)
Capital expenditures	(86.3)	(9.5)
Net cash used in investing activities	(112.7)	(16.9)
Cash flows from financing activities:
Proceeds from borrowings on revolving loan under credit facility	775.0	1,238.0
Repayments of revolving loan under credit facility	(1,163.0)	(2,171.9)
Proceeds from issuance of senior notes	997.0	2,182.0
Repayment of senior notes	(1,000.0)	—
Repayment of bridge loan facility	—	(615.0)
Repayments of term loan facility	—	(17.8)
Payments on settlement of convertible debt	—	(1,027.2)
Deferred financing costs	(2.1)	(5.2)
Payment of cash dividends	(113.1)	(90.4)
Proceeds from sale of common stock	12.2	11.0
Tax payments related to shares withheld for vested restricted stock units	(25.3)	(11.0)
Capital lease payments	(0.2)	(0.2)
Net cash used in financing activities	(519.5)	(507.7)
Net decrease in cash and cash equivalents	(2.3)	(22.8)
Cash and cash equivalents, and restricted cash at beginning of period	280.0	401.0
Cash and cash equivalents, and restricted cash at end of period	$277.7	$378.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	258.4	$2,675.3	13.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	123.6	123.6
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	0.6	11.0	—	—	—	—	11.0
RSU and SAR withholdings	(0.1)	(11.0)	—	—	—	—	(11.0)
Treasury stock used for new issuances	(0.5)	(14.8)	(0.5)	14.8	—	—	—
Shares issued to settle convertible debt	6.6	651.5	—	—	—	—	651.5
Settlement of convertible debt	—	(810.7)	—	—	—	—	(810.7)
Share-based compensation	—	41.3	—	—	—	—	41.3
Cash dividend	—	—	—	—	—	(90.4)	(90.4)
Balance at June 30, 2020	265.0	$2,542.6	12.6	$(485.8)	$(21.1)	$3,465.6	$5,501.3

Balance at March 31, 2021	284.5	$2,403.6	11.0	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	252.8	252.8
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	0.8	12.2	—	—	—	—	12.2
RSU and SAR withholdings	(0.2)	(25.3)	—	—	—	—	(25.3)
Treasury stock used for new issuances	(0.6)	(16.3)	(0.6)	16.3	—	—	—
Share-based compensation	—	56.2	—	—	—	—	56.2
Cash dividend	—	—	—	—	—	(113.1)	(113.1)
Balance at June 30, 2021	284.5	$2,430.4	10.4	$(417.5)	$(26.2)	$3,533.2	$5,519.9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2021, the Company adopted ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance enhances and simplifies various aspects of income tax accounting, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2021 (in millions):

	Net Sales	Gross Profit
Semiconductor products	$1,542.0	$980.2
Technology licensing	27.4	27.4
Total	$1,569.4	$1,007.6

The following table represents net sales and gross profit for each segment for the three months ended June 30, 2020 (in millions):

	Net Sales	Gross Profit
Semiconductor products	$1,287.8	$776.4
Technology licensing	21.9	21.9
Total	$1,309.7	$798.3

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2021	2020
Microcontrollers	$902.5	$716.4
Analog	432.1	370.2
Other	234.8	223.1
Total net sales	$1,569.4	$1,309.7

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Three Months Ended June 30,
	2021	2020
Distributors	$783.4	$658.9
Direct customers	758.6	628.9
Licensees	27.4	21.9
Total net sales	$1,569.4	$1,309.7

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

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2021	2020
Net income	$252.8	$123.6
Basic weighted average common shares outstanding	273.8	247.7
Dilutive effect of stock options and RSUs	3.9	2.9
Dilutive effect of 2015 Senior Convertible Debt	2.1	7.2
Dilutive effect of 2017 Senior Convertible Debt	2.0	—
Dilutive effect of 2017 Junior Convertible Debt	0.8	—
Diluted weighted average common shares outstanding	282.6	257.8
Basic net income per common share	$0.92	$0.50
Diluted net income per common share	$0.89	$0.48

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,
	2021	2020
2015 Senior Convertible Debt	$60.46	$61.21
2017 Senior Convertible Debt	$94.28	$95.45
2020 Senior Convertible Debt	$186.82	$—
2017 Junior Convertible Debt	$92.62	$93.77

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance(1)
				June 30, 2021	March 31, 2021

Senior Secured Indebtedness
Revolving Credit Facility				$1,958.6	$2,346.6
3.922% 2021 Notes	3.922%	4.5%		—	1,000.0
4.333% 2023 Notes	4.333%	4.7%		1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%		1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%		1,400.0	1,400.0
0.983% 2024 Notes(2)	0.983%	1.1%		1,000.0	—
Senior Unsecured Indebtedness
4.250% 2025 Notes	4.250%	4.6%		1,200.0	1,200.0
Total Senior Indebtedness				7,558.6	7,946.6
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	5.9%	$120.9	141.4	141.4
2017 Senior Convertible Debt	1.625%	6.0%	$260.9	333.3	333.3
2020 Senior Convertible Debt	0.125%	5.1%	$555.5	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$64.0	122.6	122.6
Total Convertible Debt				1,262.8	1,262.8

Gross long-term debt including current maturities				8,821.4	9,209.4
Less: Debt discount(3)				(263.4)	(273.0)
Less: Debt issuance costs(4)				(30.6)	(32.3)
Net long-term debt including current maturities				8,527.4	8,904.1
Less: Current maturities(5)				—	(1,322.9)
Net long-term debt				$8,527.4	$7,581.2

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

(2) The 0.983% 2024 Notes mature on September 1, 2024, and interest is payable semi-annually in arrears on March 1 and September 1 of each year.

(3) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2021	2021
3.922% 2021 Notes	$—	$(0.3)
4.333% 2023 Notes	(2.2)	(2.4)
2.670% 2023 Notes	(2.0)	(2.3)
0.972% 2024 Notes	(3.5)	(3.8)
0.983% 2024 Notes	(2.9)	—
4.250% 2025 Notes	(12.2)	(12.8)
2015 Senior Convertible Debt	(18.9)	(20.1)
2017 Senior Convertible Debt	(68.7)	(71.3)
2020 Senior Convertible Debt	(95.1)	(101.6)
2017 Junior Convertible Debt	(57.9)	(58.4)
Total unamortized discount	$(263.4)	$(273.0)

(4) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2021	2021
Revolving Credit Facility	$(8.8)	$(10.0)
3.922% 2021 Notes	—	(0.7)
4.333% 2023 Notes	(4.7)	(5.3)
2.670% 2023 Notes	(1.2)	(1.3)
0.972% 2024 Notes	(1.8)	(2.0)
0.983% 2024 Notes	(1.8)	—
4.250% 2025 Notes	(1.6)	(1.7)
2015 Senior Convertible Debt	(0.7)	(0.7)
2017 Senior Convertible Debt	(1.7)	(1.8)
2020 Senior Convertible Debt	(7.8)	(8.3)
2017 Junior Convertible Debt	(0.5)	(0.5)
Total debt issuance costs	$(30.6)	$(32.3)

(5) As of March 31, 2021, current maturities consisted of the liability component of the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt, and the 3.922% 2021 Notes which were due June 1, 2021.

Expected maturities relating to the Company’s debt obligations as of June 30, 2021 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2022	$—
2023	—
2024	5,358.6
2025	1,806.9
2026	1,200.0
Thereafter	455.9
Total	$8,821.4

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2021
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	16.5663	$60.36	8.2831	23.1927
2017 Senior Convertible Debt(1)	10.6233	$94.13	5.3116	15.1382
2020 Senior Convertible Debt(1)	5.3538	$186.78	—	7.4952
2017 Junior Convertible Debt(1)	10.8130	$92.48	5.4066	15.1382

(1) As of June 30, 2021, the 2020 Senior Convertible Debt was not convertible. As of June 30, 2021, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between July 1, 2021 and September 30, 2021 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2021. As of June 30, 2021, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 21.5103 shares of common stock, 12.5958 shares of common stock, and 12.8804 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $149.74 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of June 30, 2021, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $314.2 million, $295.4 million, and $113.8 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2021	2020
Debt issuance cost amortization	$2.9	$4.1
Debt discount amortization	1.9	1.5
Interest expense	52.7	52.7
Total interest expense on Senior Indebtedness	57.5	58.3
Debt issuance cost amortization	0.6	0.7
Debt discount amortization	10.7	23.8
Coupon interest expense	2.8	15.3
Total interest expense on Convertible Debt	14.1	39.8
Other interest expense	0.7	1.0
Total interest expense	$72.3	$99.1

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.6 years, 5.6 years, 3.4 years, and 15.6 years for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

The Company's settlement transactions consist of the following (in millions):

	Principal Amount Settled	Consideration				Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
June 2021(1)
3.922% 2021 Notes	$1,000.0	$1,000.0	$—	$—	$1,000.0	$0.3

(1) The Company used proceeds from the issuance of the 0.983% 2024 Notes to finance such settlement.

0.983% 2024 Notes

The Company may, at its option, redeem some or all of the 0.983% 2024 Notes in the manner set forth in the 0.983% 2024 Notes indenture. If the Company experiences a specified change of control triggering event set forth in the 0.983% 2024 Notes indenture the Company must offer to repurchase the 0.983% 2024 Notes at a price equal to 101% of the principal amount of the note repurchased, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 0.983% 2024 Notes indenture contains certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, sell or otherwise dispose of any assets constituting collateral securing the 0.983% 2024 Notes, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. These covenants are subject to a number of limitations and exceptions set forth in the 0.983% 2024 Notes indenture.

The 0.983% 2024 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Credit Agreement and under the Company’s existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Credit Agreement is required to guarantee the 0.983% 2024 Notes.

The 0.983% 2024 Notes and the 0.983% 2024 Notes guarantees are secured, on a pari passu first lien basis with the Credit Agreement, by substantially all of the tangible and intangible assets (other than certain excluded assets) of the Company and the guarantors that secure obligations under the Credit Agreement, in each case subject to certain thresholds, exceptions and permitted liens, as set forth in the respective security agreement, by and among the Company, the subsidiary guarantors party thereto and the collateral agent.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at June 30, 2021 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at June 30, 2021 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2021		March 31, 2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$1,949.8	$1,958.6	$2,336.6	$2,346.6
3.922% 2021 Notes	—	—	999.0	1,004.3
4.333% 2023 Notes	993.1	1,062.1	992.3	1,022.4
2.670% 2023 Notes	996.8	1,041.4	996.4	1,040.8
0.972% 2024 Notes	1,394.7	1,396.6	1,394.2	1,394.0
0.983% 2024 Notes	995.3	995.5	—	—
4.250% 2025 Notes	1,186.2	1,260.2	1,185.5	1,252.6
2015 Senior Convertible Debt	121.8	459.3	120.6	485.4
2017 Senior Convertible Debt	262.9	729.1	260.2	731.4
2020 Senior Convertible Debt	562.6	754.9	555.6	778.3
2017 Junior Convertible Debt	64.2	276.0	63.7	272.9
Total	$8,527.4	$9,933.7	$8,904.1	$10,328.7

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,369.5	$(2,964.3)	$4,405.2
Customer-related	835.2	(713.8)	121.4
In-process research and development	6.4	—	6.4
Distribution rights and other	106.6	(58.2)	48.4
Total	$8,317.7	$(3,736.3)	$4,581.4

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,371.3	$(2,771.0)	$4,600.3
Customer-related	835.2	(702.6)	132.6
In-process research and development	7.7	—	7.7
Distribution rights and other	130.2	(76.0)	54.2
Total	$8,344.4	$(3,549.6)	$4,794.8

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2022 through fiscal 2026, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2022	$697.7
2023	$727.6
2024	$648.8
2025	$514.5
2026	$446.4

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2021	2020
Amortization expense charged to cost of sales	$2.7	$1.9
Amortization expense charged to operating expense	228.3	249.8
Total amortization expense	$231.0	$251.7

There were no impairment charges in the three months ended June 30, 2021 or June 30, 2020.

The following shows the goodwill balance as of June 30, 2021 and March 31, 2021 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,651.4	$19.2

At March 31, 2021, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through June 30, 2021, the Company has never recorded an impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2021	2021
Trade accounts receivable	$994.1	$991.6
Other	11.6	11.3
Total accounts receivable, gross	1,005.7	1,002.9
Less: allowance for expected credit losses	5.0	5.2
Total accounts receivable, net	$1,000.7	$997.7

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2021	2021
Raw materials	$129.1	$115.7
Work in process	410.3	412.8
Finished goods	144.4	136.5
Total inventories	$683.8	$665.0

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2021	2021
Land	$83.2	$83.2
Building and building improvements	661.6	659.7
Machinery and equipment	2,313.7	2,251.1
Projects in process	123.0	102.7
Total property, plant and equipment, gross	3,181.5	3,096.7
Less: accumulated depreciation and amortization	2,289.3	2,242.0
Total property, plant and equipment, net	$892.2	$854.7

Depreciation expense attributed to property, plant and equipment was $41.2 million for the three months ended June 30, 2021 compared to $41.1 million for the three months ended June 30, 2020.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2021 and 2020, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2021	2021
Accrued compensation and benefits	$177.6	$166.7
Income taxes payable	50.9	43.4
Sales related reserves	321.6	350.7
Current portion of lease liabilities	38.0	39.8
Accrued expenses and other liabilities	216.6	193.7
Total accrued liabilities	$804.7	$794.3

Note 10. Commitments and Contingencies

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $168.1 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2021, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

Governmental Investigations. The SEC informed the Company in October 2018 that it was investigating matters relating to the Company's acquisition of Microsemi. The Company believes that the investigation relates to distribution channel issues and business practices at Microsemi and the allegations made by the plaintiffs in the Peterson v. Sanghi lawsuit which was described in the Company’s prior filings on Form 10-Q and Form 10-K and which lawsuit has been settled and dismissed. The Department of Justice, which was also investigating those matters, informed the Company in February 2021 that its investigation is closed and that no further action will be taken.

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all current and future costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, with current costs and damages alleged to be about $89 million to date. The Company's Atmel subsidiaries intend to defend this action vigorously.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2021, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2021 and June 30, 2020 were not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the prior period.

The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of Global Intangible Low-Taxed Income (GILTI) in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta, and Ireland.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2021	2020
Cost of sales(1)	$8.8	$6.4
Research and development	26.6	20.5
Selling, general and administrative	21.2	15.5
Pre-tax effect of share-based compensation	56.6	42.4
Income tax benefit	12.0	9.1
Net income effect of share-based compensation	$44.6	$33.3

(1) During the three months ended June 30, 2021, $5.6 million of share-based compensation expense was capitalized to inventory and $8.8 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2020, $4.0 million of share-based compensation expense was capitalized to inventory and $6.4 million of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

As of June 30, 2021, 15.0 million shares of common stock remained available for repurchase under the existing share repurchase program. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three months ended June 30, 2021. Shares repurchased are recorded as treasury shares and used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2021, the Company had approximately 10.4 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2021	$(13.4)	$(12.8)	$(26.2)
Other comprehensive (loss) income before reclassifications	(1.1)	0.5	(0.6)
Reclassification of realized transactions	0.6	—	0.6
Net other comprehensive (loss) income	(0.5)	0.5	—
Balance at June 30, 2021	$(13.9)	$(12.3)	$(26.2)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Three Months Ended June 30,		Related Statement of Income Line
Description of AOCI Component	2021	2020
Amortization of actuarial loss	$(0.6)	$(0.3)	Other income (loss), net

Note 15. Dividends

A quarterly cash dividend of $0.413 per share was paid on June 4, 2021 in the aggregate amount of $113.1 million.  A quarterly cash dividend of $0.437 per share was declared on August 3, 2021 and will be paid on September 3, 2021 to stockholders of record as of August 20, 2021. The Company expects the September 2021 payment of its quarterly cash dividend to be approximately $120.0 million.

Note 16. Subsequent Events

On July 19, 2021, the Company filed a Definitive Proxy Statement with the SEC related to the Company's annual meeting of stockholders to be held on August 24, 2021 that, among other things, contained a proposal to amend and restate the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 450.0 million shares to 900.0 million shares for the purpose of effecting a two-for-one forward stock split. This amendment and restatement of our Certificate of Incorporation was approved by our Board of Directors on May 25, 2021, subject to stockholder approval at our annual meeting of stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including “Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 1A. Risk Factors” contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 36 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•Our expectation that certain supply chain constraints will continue through the middle of calendar 2022;
•That if the impact of COVID-19 cases continues or worsens, the pandemic could adversely impact our business in future periods;
•That local governments could require us or our suppliers to temporarily reduce production further or cease operations and we could experience constraints in fulfilling customer orders;
•The impact that local restrictions could have on our manufacturing operations, or the manufacturing operations of our subcontractors, in the future;

•That we hope to see more of our team members return to our offices in the coming months, contingent on local conditions;
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
•Our expectation that our days of inventory at September 30, 2021 will be 106 to 112 days;
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
•Our expectation that we will continue to operate our manufacturing facilities at or above normal capacity if the current supply constraints relative to demand continue through the middle of calendar 2022;
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
•Our ability to collect accounts receivable; and
•The impact of the legislative and policy changes implemented or which may be implemented by the current administration, on our business and the trading price of our stock.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of COVID-19 developments followed by a summary of our overall business strategy to give the reader an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

COVID-19 Developments

In the first half of fiscal 2021, the COVID-19 pandemic resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. In the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. Business conditions have continued to be exceptionally strong in our fiscal quarter ended June 30, 2021. At this time, our global manufacturing sites and our logistics channels are fully operational; however, local restrictions have adversely impacted certain subcontractors' manufacturing operations and could adversely impact either our subcontractors or our own manufacturing operations in the future. Demand outpaced capacity improvements that we implemented in the quarter ended June 30, 2021 resulting in lead times continuing to extend out. We experienced constraints in our internal and external factories and their related manufacturing supply chains. We worked closely with our wafer fabrication, assembly and test subcontractors to secure additional capacity wherever possible. We expect that certain wafer fabrication, assembly and test constraints will persist through the middle of calendar 2022. If the impact of COVID-19 continues or worsens, the pandemic could adversely impact our business in future periods.

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

We continuously assess our efforts to combat the COVID-19 pandemic which have included the following:
•We previously suspended attendance at conferences and other gatherings but recently began to allow limited business travel. While we continue to evolve our work model in response to the ongoing effects of the pandemic, we have some team members that have fully transitioned into working at the office, and we hope to see more of our team members return to our offices in the coming months, contingent on local conditions. All on-site team members are requested to stay home if they do not feel well, stay home if they have been exposed to someone with COVID-19 or its symptoms, maintain a safe distance from others, wash their hands frequently, and wear a mask in common areas at on-site locations. We clean high touch surfaces at least daily.
•In partnership with our suppliers, we have evaluated our supply chain to identify gaps or weak points. In order to ensure continuity, in some cases, we have qualified alternative suppliers and increased our inventory of raw materials.
•We have added and continue to add assembly and test capacity to increase our manufacturing capability.
•We initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs, reducing discretionary spending, and limiting capital expenditures. However, in December 2020, we restored previous reductions in compensation, resumed hiring, and increased spending for certain capital expenditures to help meet business demands.
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

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, microprocessors, analog, FPGA, and memory products. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that provides a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, artificial intelligence and machine learning, Internet of Things (IoT), advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We do outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

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

See "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry," on page 42 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2022 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	35.8	39.0
Gross profit	64.2	61.0

Research and development	15.2	15.1
Selling, general and administrative	11.1	11.2
Amortization of acquired intangible assets	13.7	18.0
Special charges and other, net	0.7	—
Operating income	23.5%	16.7%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$1,569.4	$1,309.7	19.8%

The increase in net sales in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COIVD-19 pandemic. Business conditions have continued to be exceptionally strong in the three months ended June 30, 2021. The net sales value of inventory at our distributor customers decreased $37.3 million during the three months ended June 30, 2021 compared to an increase of $16.5 million during the three months ended June 30, 2020. Excluding the impact of changes in distributor inventory levels on net sales, net sales increased by 24.2% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase in demand for our products continued throughout the second half of fiscal 2021 and into the first quarter of fiscal 2022. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than net demand fluctuations in the end markets that we serve.

Other factors that we believe contributed to changes in our reported net sales for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2021 or June 30, 2020. The overall average selling price of our products is affected by pricing declines over the life of individual products; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2021	%	2020	%
Microcontrollers	$902.5	57.5	$716.4	54.7
Analog	432.1	27.5	370.2	28.3
Other	234.8	15.0	223.1	17.0
Total net sales	$1,569.4	100.0	$1,309.7	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 57.5% of our net sales in the three months ended June 30, 2021 compared to approximately 54.7% of our net sales in the three months ended June 30, 2020.

Net sales of our microcontroller products increased 26.0% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to strength in demand for our microcontroller products in end markets that we serve.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 27.5% of our net sales in the three months ended June 30, 2021 compared to approximately 28.3% of our net sales in the three months ended June 30, 2020.

Net sales from our analog product line increased 16.7% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to strength in demand for our analog products in end markets that we serve.

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

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and products for aerospace applications. Revenue from these services and products accounted for approximately 15.0% of our net sales in the three months ended June 30, 2021 compared to approximately 17.0% of our net sales in the three months ended June 30, 2020.

Net sales related to these services and products increased 5.2% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This sales increase was primarily due to strength in demand for our products in end markets that we serve. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% of our net sales in each of the three months ended June 30, 2021 and June 30, 2020. No distributor or end customer accounted for more than 10% of our net sales in the three months ended June 30, 2021 or June 30, 2020. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice, with the exception of orders placed under our Preferred Supply Program.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2021, our distributors maintained 20 days of inventory of our products compared to 22 days at March 31, 2021.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 20 days and 47 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Our distributor inventory days are at historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2021	%	2020	%
Americas	$373.1	23.8	$343.0	26.2
Europe	309.7	19.7	245.3	18.7
Asia	886.6	56.5	721.4	55.1
Total net sales	$1,569.4	100.0	$1,309.7	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 79% of our total net sales in the three months ended June 30, 2021 compared to approximately 77% of our total net sales in the three months ended June 30, 2020. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe and Asia as a percentage of total net sales increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to strength in demand in our microcontroller and analog product lines. Sales to customers in the Americas increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, however, they decreased as a percentage of total net sales due to strength in demand for our products in the Europe and Asia markets. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended June 30, 2021 was $1.01 billion or 64.2% of net sales, compared to $798.3 million, or 61.0% of net sales, in the three months ended June 30, 2020. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales
$798.3	61.0	Three Months Ended June 30, 2020
157.0	—	Increase in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
13.9	0.9	Impact of unabsorbed capacity charges
14.8	0.7	Net impact of product mix and average gross profit per unit
5.5	0.4	Increase in net sales to licensing customers, which has no associated cost of sales
18.1	1.2	Net impact of excess and obsolete inventories
$1,007.6	64.2	Three Months Ended June 30, 2021

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. We consider normal capacity at Fab 5 to be 70% to 75%. During the three months ended June 30, 2021, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue through the middle of calendar 2022. During the three months ended June 30, 2020, we operated at below normal capacity levels primarily due to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $13.9 million. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Net impact of product mix and average gross profit per unit - The net impact of product mix and average gross profit per unit may fluctuate over time due to sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. During the three months ended June 30, 2021, product mix resulted in a decrease of $14.8 million in cost of goods sold and an increase in gross profit compared to the three months ended June 30, 2020.

Our overall inventory levels were $683.8 million at June 30, 2021, compared to $665.0 million at March 31, 2021. We maintained 111 days of inventory on our balance sheet at June 30, 2021 compared to 112 days of inventory at March 31, 2021. We expect our days of inventory levels at September 30, 2021 to be 106 to 112 days.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During the three months ended June 30, 2021, approximately 59% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 47% during the three months ended June 30, 2020.  During the three months ended June 30, 2021, approximately 63% of our test requirements were performed in our internal test facilities, compared to approximately 55% during the three months ended June 30, 2020.  The increases in the percentage of assembly and test operations that were performed internally in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 58% and 61% of our net sales came from products that were produced at outside wafer foundries in the three months ended June 30, 2021 and June 30, 2020, respectively.

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

Research and Development

R&D expenses for the three months ended June 30, 2021 were $238.4 million, or 15.2% of net sales, compared to $198.0 million, or 15.1% of net sales, for the three months ended June 30, 2020. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $40.4 million, or 20.4%, for the three months ended June 30, 2021 over the same period last year.  The primary reason for the increase in R&D costs was higher compensation costs related to restoring previous reductions in compensation programs implemented in the three months ended June 30, 2020 due to uncertainty surrounding the COVID-19 pandemic.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 were $174.3 million, or 11.1% of net sales, compared to $146.3 million, or 11.2% of net sales, for the three months ended June 30, 2020.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $28.0 million, or 19.1%, for the three months ended June 30, 2021 over the same period last year.  The primary reason for the dollar increase in selling, general and administrative expenses was higher compensation costs related to restoring previous reductions in compensation programs implemented in the three months ended June 30, 2020 due to uncertainty surrounding the COVID-19 pandemic.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2021 was $215.6 million, compared to $235.4 million for the three months ended June 30, 2020. The primary reason for the decrease was lower amortization from our acquisition of Microsemi and from our prior acquisitions.

Special Charges and Other, Net

During the three months ended June 30, 2021, we incurred special charges and other, net of $10.5 million, compared to $0.3 million for the three months ended June 30, 2020. The costs incurred during these periods were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income was $0.3 million in each of the three months ended June 30, 2021 and June 30, 2020.

Interest expense in the three months ended June 30, 2021 was $72.3 million compared to $99.1 million for the three months ended June 30, 2020. The primary reason for the decrease in interest expense in the three months ended June 30, 2021 compared to the same period last year relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During the three months ended June 30, 2021, we recognized losses of $0.3 million related to the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes. During the three months ended June 30, 2020, we recognized losses of $26.8 million related to the settlement of approximately $383.3 million in principal of our 2015 Senior Convertible Debt, approximately $643.9 million in principal of our 2017 Senior Convertible Debt and $615.0 million of borrowings under our Bridge Loan Facility. The net losses recognized on the settlement of our Convertible Debt are comprised of two components (i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and (ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date.

Other income, net in the three months ended June 30, 2021 was $0.5 million compared to other loss, net of $3.2 million for the three months ended June 30, 2020. The primary reason for the increase in other income (expense) in the three months ended June 30, 2021 compared to the same period last year relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates in the three months ended June 30, 2021 and June 30, 2020 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2021 and June 30, 2020 was approximately 22%. Our non-U.S. blended statutory tax rates in the three months ended June 30, 2021 and June 30, 2020 were much lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

Liquidity and Capital Resources

We had $279.7 million in cash, cash equivalents and short-term investments at June 30, 2021, a decrease of $2.3 million from the March 31, 2021 balance.

Net cash provided by operating activities was $629.9 million in the three months ended June 30, 2021 compared to $501.8 million in the three months ended June 30, 2020. The increase in net cash provided by operating activities was primarily due to higher net sales compared to the prior year period, which was unfavorably impacted by uncertainty surrounding the COVID-19 pandemic, offset by efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $112.7 million in the three months ended June 30, 2021 compared to $16.9 million in the three months ended June 30, 2020. During the three months ended June 30, 2021 and June 30, 2020, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2021 were $86.3 million compared to $9.5 million in the three months ended June 30, 2020. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021 we started to invest more significantly to expand manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue through the middle of calendar 2022. We currently intend to invest between $300 million and $350 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $519.5 million in the three months ended June 30, 2021 compared to $507.7 million in the three months ended June 30, 2020. Significant transactions affecting our net financing cash flows include:
•in the first three months of fiscal 2022, $391.0 million of cash used to pay down certain principal of our debt, including our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in the first three months of fiscal 2021, $411.9 million of cash used to pay down certain principal of our debt, including our Revolving Credit Facility, our Term Loan Facility and Bridge Loan Facility, and the cash portion of the settlement of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt, partially funded by the issuance of our senior notes, and
•in the first three months of fiscal 2022 and fiscal 2021, we paid cash dividends to our stockholders of $113.1 million and $90.4 million, respectively.

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

As of June 30, 2021, the principal amount of our outstanding indebtedness was $8.82 billion. At June 30, 2021, we had $1.96 billion of outstanding borrowings under the Revolving Credit Facility compared to $2.35 billion at March 31, 2021. During fiscal 2021, we used borrowings under our Revolving Credit Facility and proceeds from the issuance of our 0.972% 2024 Notes to repay all amounts outstanding under our Term Loan Facility. See Note 6 of the notes to our condensed consolidated financial statements for more information regarding our contractual obligations related to our long-term debt.

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. During fiscal 2018, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which we expected cash payments of approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025, and fiscal 2026. As of June 30, 2021, our transition tax payable was $220.6 million, of which $23.2 million is payable within the next 12 months.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At June 30, 2021, we had no foreign currency forward contracts outstanding.

There were no repurchases of common stock in the first three months of fiscal 2022 and fiscal 2021. As of June 30, 2021, we held approximately 10.4 million shares as treasury shares.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly cash dividend of $0.413 per share was paid on June 4, 2021 in the aggregate amount of $113.1 million. A quarterly dividend of $0.437 per share was declared on August 3, 2021 and will be paid on September 3, 2021 to stockholders of record as of August 20, 2021. We expect the aggregate cash dividend for the September 2021 quarter to be approximately $120.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to provide for ongoing quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, our long-term debt totaled $8.82 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.86 billion as of June 30, 2021. We do have interest rate exposure with respect to the $1.96 billion of our variable interest rate debt outstanding as of June 30, 2021. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $9.8 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 10 to our condensed consolidated financial statements for information regarding legal proceedings.

Item 1A. Risk Factors

When evaluating Microchip and its business, you should give careful consideration to the factors below, as well as the information provided elsewhere in this Form 10-Q and in other filings we make with the SEC.

Risk Factor Summary

Risks Related to Our Business, Operations, and Industry
•impact of global economic conditions on our operating results, net sales and profitability;
•impact of economic conditions on the financial viability of our licensees, customers, distributors, or suppliers;
•impact of the COVID-19 pandemic, increased tariffs or other factors affecting our suppliers;
•dependency on wafer foundries and other contractors by our licensees and ourselves;
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
•impact of the legislative and policy changes implemented by the current administration;
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
•increased costs of raw materials, supplies, equipment, utilities, labor, and/or subcontracted services for wafers, assembly and test;
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

Period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Uncertain global economic and public health conditions, such as the COVID-19 pandemic, have caused and may in the future cause our operating results to fluctuate significantly and make comparisons between periods less meaningful.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2022, approximately 58% of our net sales came from products that were produced at outside wafer foundries compared to 61% of our net sales in fiscal 2021. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2022, approximately 41% of our assembly requirements and 37% of our test requirements were performed by third party contractors, compared to approximately 47% and 43%, respectively, during fiscal 2021. Due to increased demand for our products, we have recently taken actions to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be tight due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure further additional capacity with the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors. We expect that our reliance on third party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, assembly and test yields, or increased costs due to disruptions from the COVID-19 pandemic, political upheaval or infrastructure disruption. One of our smaller subcontractors did experience production difficulties due to COVID-19 related disruptions in July 2021, but this did not have a significant impact on our operating results. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner or on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

We are highly dependent on foreign sales and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2022, approximately 79% of our net sales were made to foreign customers, including 23% in China and 16% in Taiwan. During fiscal 2021, approximately 77% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan.

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

In February 2021, we announced our Preferred Supply Program which offers our customers the ability to receive prioritized capacity in the second half of calendar 2021 and the first half of calendar 2022. To participate in the program, customers have to place 12 months of orders, which cannot be cancelled or rescheduled. The capacity priority began for shipments in July 2021. The program is not a guarantee of supply; however, it will provide the highest priority for those orders which are under this program, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under this new program. We believe this program will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since this is a new program, there can be no assurance that the program will be successful or that it will benefit our business. In the event that customers under this program attempt to cancel or reschedule orders, we may have to take legal or other action to enforce the terms of the program, and any such actions could result in damage to our customer relationships or cause us to incur significant costs.

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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below optimal capacity. In the first three months of fiscal 2022, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue through the middle of calendar 2022. In fiscal 2021, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $29.6 million.

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

Sales to distributors accounted for approximately 50% of our net sales in the first three months of fiscal 2022 and in fiscal 2021. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first quarter of fiscal 2021, COVID-19 related restrictions on travel adversely impacted our manufacturing operations in the Philippines and our subcontractors' manufacturing operations in Malaysia and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 increases. In the future, local governments could require us to temporarily reduce production further or cease operations at any of our facilities and we could experience constraints in fulfilling customer orders.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2021, we had goodwill of $6.67 billion and net intangible assets of $4.58 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first three months of fiscal 2022 or fiscal 2021.  No intangible asset impairment charges were recorded in the first three months of fiscal 2022 or fiscal 2021. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

From time to time, we have experienced verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged experienced legal counsel and a leading forensic investigatory firm with experience in such matters. We took various steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures from time to time. We have analyzed the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods.

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

With the exception of orders placed under our Preferred Supply Program, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts, the contract is generally cancelable at the customer’s convenience. While we had approximately 117,700 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first three months of fiscal 2022, and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

Our business, financial condition and operating results may be adversely impacted by policies implemented by the current administration.

As a result of the outcome of the 2020 U.S. elections, the current administration could make significant legislative and policy changes in areas including but not limited to tax, trade, labor and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 28, 2021. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier and we may have to write off inventory if it cannot be sold.

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

As of June 30, 2021, the principal amount of our outstanding indebtedness was $8.82 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At June 30, 2021, we had $1.96 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $3.57 billion of revolving loan commitments that terminate in 2023. At June 30, 2021, we had $5.60 billion in aggregate principal amount of Senior Notes and $1.26 billion in aggregate principal of Convertible Debt outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of our common stock in the three months ended June 30, 2021.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Restated Certificate of Incorporation of Registrant	10-Q	000-21184	3.1	November 12, 2002

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021.	8-K	000-21184	3.1	May 28, 2021

4.1	Senior Secured Notes Indenture, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent.	8-K	000-21184	4.1	May 28, 2021

4.2	Form of 0.983% Senior Secured Note due 2024 (included in Exhibit 4.1 of 8-K filed on May 28, 2021).	8-K	000-21184	4.2	May 28, 2021

10.1	Pledge and Security Agreement, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent.	8-K	000-21184	10.1	May 28, 2021

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document					X

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 3, 2021	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)