Form 10-Q
period 2021-12-31
MICROCHIP TECHNOLOGY INC
filed 2022-02-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (Check One)
Yes    ☐ No   ☒

Shares Outstanding of Registrant's Common Stock

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered	January 27, 2022
Common Stock, $0.001 par value	MCHP	NASDAQ Stock Market LLC	555,990,729 shares
(Nasdaq Global Select Market)

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, matured on June 1, 2021
4.333% 2023 Notes	2023 Senior Unsecured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provides for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P.Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Term Loan Facility, Bridge Loan Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.00 billion term loan facility available under the Credit Agreement prior to the December 16, 2021 amendment to such agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	December 31,	March 31,
	2021	2021
Cash and cash equivalents	$313.5	$280.0
Short-term investments	2.0	2.0
Accounts receivable, net	930.1	997.7
Inventories	768.2	665.0
Other current assets	186.7	200.5
Total current assets	2,200.5	2,145.2
Property, plant and equipment, net	929.9	854.7
Goodwill	6,673.6	6,670.6
Intangible assets, net	4,256.3	4,794.8
Long-term deferred tax assets	1,721.5	1,749.2
Other assets	265.4	264.3
Total assets	$16,047.2	$16,478.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$301.3	$292.4
Accrued liabilities	917.4	794.3
Current portion of long-term debt	—	1,322.9
Total current liabilities	1,218.7	2,409.6
Long-term debt	7,868.5	7,581.2
Long-term income tax payable	673.5	689.9
Long-term deferred tax liability	41.4	43.9
Other long-term liabilities	441.8	417.1
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 576,756,917 shares issued and 555,988,669 shares outstanding at December 31, 2021; 568,958,158 shares issued and 547,057,188 shares outstanding at March 31, 2021	0.6	0.5
Additional paid-in capital	2,500.6	2,403.1
Common stock held in treasury: 20,768,248 shares at December 31, 2021; 21,900,970 shares at March 31, 2021	(552.7)	(433.8)
Accumulated other comprehensive loss	(23.3)	(26.2)
Retained earnings	3,878.1	3,393.5
Total stockholders' equity	5,803.3	5,337.1
Total liabilities and stockholders' equity	$16,047.2	$16,478.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$1,757.5	$1,352.1	$4,976.7	$3,971.3
Cost of sales	604.2	506.3	1,747.5	1,519.3
Gross profit	1,153.3	845.8	3,229.2	2,452.0

Research and development	245.4	210.1	730.0	607.9
Selling, general and administrative	177.5	154.2	531.7	445.2
Amortization of acquired intangible assets	215.7	231.6	647.0	699.9
Special (income) charges and other, net	(0.3)	4.3	20.4	8.9
Operating expenses	638.3	600.2	1,929.1	1,761.9

Operating income	515.0	245.6	1,300.1	690.1
Other income (expense):
Interest income	0.1	0.2	0.5	0.8
Interest expense	(62.1)	(86.5)	(199.2)	(278.9)
Loss on settlement of debt	(16.1)	(142.1)	(101.6)	(214.0)
Other income (loss), net	4.6	(0.4)	3.5	(2.9)
Income before income taxes	441.5	16.8	1,003.3	195.1
Income tax provision (benefit)	88.7	(19.4)	155.7	(38.3)
Net income	$352.8	$36.2	$847.6	$233.4

Basic net income per common share	$0.64	$0.07	$1.54	$0.46
Diluted net income per common share	$0.62	$0.07	$1.50	$0.44
Dividends declared per common share	$0.2320	$0.1843	$0.6570	$0.5521
Basic common shares outstanding	554.9	526.8	551.2	511.4
Diluted common shares outstanding	567.3	550.8	566.1	533.9

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$352.8	$36.2	$847.6	$233.4
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	2.1	(3.5)	2.8	(6.9)
Reclassification of realized transactions, net of tax effect	0.6	0.3	1.8	0.9
Change in net foreign currency translation adjustment	(1.6)	1.8	(1.7)	5.3
Other comprehensive income (loss), net of tax effect	1.1	(1.4)	2.9	(0.7)
Comprehensive income	$353.9	$34.8	$850.5	$232.7

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$847.6	$233.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850.3	865.5
Deferred income taxes	6.1	(82.9)
Share-based compensation expense related to equity incentive plans	163.2	143.3
Loss on settlement of debt	101.6	214.0
Amortization of debt discount	34.9	57.5
Amortization of debt issuance costs	9.2	13.2
Other non-cash adjustment	(9.5)	(0.2)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease in accounts receivable	67.6	40.2
(Increase) decrease in inventories	(105.0)	17.5
Increase in accounts payable and accrued liabilities	73.8	6.6
Change in other assets and liabilities	30.3	(23.3)
Change in income tax payable	24.9	(17.5)
Net cash provided by operating activities	2,095.0	1,467.3
Cash flows from investing activities:
Proceeds from sales of assets	12.2	0.2
Investments in other assets	(91.7)	(73.1)
Capital expenditures	(255.5)	(37.2)
Net cash used in investing activities	(335.0)	(110.1)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	2,947.0	3,073.0
Repayments of Revolving Credit Facility	(3,753.5)	(3,104.9)
Proceeds from issuance of senior notes	997.0	3,577.8
Repayment of senior notes	(1,000.0)	—
Repayment of Bridge Loan Facility	—	(615.0)
Repayments of Term Loan Facility	—	(1,723.5)
Payments on settlement of convertible debt	(359.8)	(2,252.2)
Deferred financing costs	(7.8)	(18.3)
Purchase of capped call options	—	(35.8)
Proceeds from sale of common stock	47.1	40.2
Tax payments related to shares withheld for vested RSUs	(66.9)	(46.5)
Repurchase of common stock	(166.0)	—
Payment of cash dividends	(363.0)	(281.7)
Capital lease payments	(0.6)	(0.6)
Net cash used in financing activities	(1,726.5)	(1,387.5)
Net increase (decrease) in cash and cash equivalents	33.5	(30.3)
Cash and cash equivalents, and restricted cash at beginning of period	280.0	401.0
Cash and cash equivalents, and restricted cash at end of period	$313.5	$370.7

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2020	516.8	$2,675.3	26.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	123.6	123.6
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	1.2	11.0	—	—	—	—	11.0
RSU and SAR withholdings	(0.3)	(11.0)	—	—	—	—	(11.0)
Treasury stock used for new issuances	(0.9)	(14.8)	(0.9)	14.8	—	—	—
Shares issued to settle convertible debt	13.3	651.5	—	—	—	—	651.5
Settlement of convertible debt	—	(810.7)	—	—	—	—	(810.7)
Share-based compensation	—	41.3	—	—	—	—	41.3
Cash dividend	—	—	—	—	—	(90.4)	(90.4)
Balance at June 30, 2020	530.1	2,542.6	25.2	(485.8)	(21.1)	3,465.6	5,501.3
Net Income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	1.5	18.6	—	—	—	—	18.6
RSU and SAR withholdings	(0.3)	(14.4)	—	—	—	—	(14.4)
Treasury stock used for new issuances	(1.2)	(18.8)	(1.2)	18.8	—	—	—
Shares issued to settle convertible debt	14.4	768.7	—	—	—	—	768.7
Settlement of convertible debt	—	(859.4)	—	—	—	—	(859.4)
Share-based compensation	—	50.4	—	—	—	—	50.4
Cash dividend	—	—	—	—	—	(95.3)	(95.3)
Balance at September 30, 2020	544.5	2,487.7	24.0	(467.0)	(20.9)	3,443.9	5,443.7
Net income	—	—	—	—	—	36.2	36.2
Other comprehensive loss	—	—	—	—	(1.4)	—	(1.4)
Proceeds from sales of common stock through employee equity incentive plans	1.4	10.6	—	—	—	—	10.6
RSU and SAR withholdings	(0.3)	(21.1)	—	—	—	—	(21.1)
Treasury stock used for new issuances	(1.1)	(16.8)	(1.1)	16.8	—	—	—
Shares issued to settle convertible debt	16.9	1,160.1	—	—	—	—	1,160.1
Settlement of convertible debt	—	(1,339.0)	—	—	—	—	(1,339.0)
Purchase of capped call options	—	(35.8)	—	—	—	—	(35.8)
Issuance of 2020 Senior Convertible Debt	—	87.7	—	—	—	—	87.7
Share-based compensation	—	52.0	—	—	—	—	52.0
Cash dividend	—	—	—	—	—	(96.0)	(96.0)
Balance at December 31, 2020	561.4	$2,385.4	22.9	$(450.2)	$(22.3)	$3,384.1	$5,297.0

Balance at March 31, 2021	569.0	$2,403.6	21.9	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	252.8	252.8
Other comprehensive income	—	—	—	—	—	—	—

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Proceeds from sales of common stock through employee equity incentive plans	1.4	12.2	—	—	—	—	12.2
RSU and SAR withholdings	(0.4)	(25.3)	—	—	—	—	(25.3)
Treasury stock used for new issuances	(1.0)	(16.3)	(1.0)	16.3	—	—	—
Share-based compensation	—	56.2	—	—	—	—	56.2
Cash dividend	—	—	—	—	—	(113.1)	(113.1)
Balance at June 30, 2021	569.0	2,430.4	20.9	(417.5)	(26.2)	3,533.2	5,519.9
Net Income	—	—	—	—	—	242.0	242.0
Other comprehensive income	—	—	—	—	1.8	—	1.8
Proceeds from sales of common stock through employee equity incentive plans	1.6	21.2	—	—	—	—	21.2
RSU and SAR withholdings	(0.3)	(23.8)	—	—	—	—	(23.8)
Treasury stock used for new issuances	(1.3)	(19.6)	(1.3)	19.6	—	—	—
Shares issued to settle convertible debt	5.4	399.2	—	—	—	—	399.2
Settlement of convertible debt	—	(391.1)	—	—	—	—	(391.1)
Share-based compensation	—	54.9	—	—	—	—	54.9
Cash dividend	—	—	—	—	—	(121.2)	(121.2)
Balance at September 30, 2021	574.4	2,471.2	19.6	(397.9)	(24.4)	3,654.0	5,702.9
Net income	—	—	—	—	—	352.8	352.8
Other comprehensive income	—	—	—	—	1.1	—	1.1
Proceeds from sales of common stock through employee equity incentive plans	1.0	13.7	—	—	—	—	13.7
RSU and SAR withholdings	(0.2)	(17.8)	—	—	—	—	(17.8)
Treasury stock used for new issuances	(0.8)	(11.2)	(0.8)	11.2	—	—	—
Repurchase of common stock	—	—	2.0	(166.0)	—	—	(166.0)
Shares issued to settle convertible debt	2.4	196.9	—	—	—	—	196.9
Settlement of convertible debt	—	(201.9)	—	—	—	—	(201.9)
Share-based compensation	—	50.3	—	—	—	—	50.3
Cash dividend	—	—	—	—	—	(128.7)	(128.7)
Balance at December 31, 2021	576.8	$2,501.2	20.8	$(552.7)	$(23.3)	$3,878.1	$5,803.3

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.  The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022 or for any other period.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended December 31, 2021		Nine Months Ended December 31, 2021
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,725.5	$1,121.3	$4,884.5	$3,137.0
Technology licensing	32.0	32.0	92.2	92.2
Total	$1,757.5	$1,153.3	$4,976.7	$3,229.2

	Three Months Ended December 31, 2020		Nine Months Ended December 31, 2020
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,319.9	$813.6	$3,893.9	$2,374.6
Technology licensing	32.2	32.2	77.4	77.4
Total	$1,352.1	$845.8	$3,971.3	$2,452.0

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Microcontrollers	$972.2	$726.3	$2,768.7	$2,145.8
Analog	500.5	372.8	1,423.5	1,104.7
Other	284.8	253.0	784.5	720.8
Total net sales	$1,757.5	$1,352.1	$4,976.7	$3,971.3

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Distributors	$787.1	$681.6	$2,387.2	$2,003.7
Direct customers	938.4	638.3	2,497.3	1,890.2
Licensees	32.0	32.2	92.2	77.4
Total net sales	$1,757.5	$1,352.1	$4,976.7	$3,971.3

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

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$352.8	$36.2	$847.6	$233.4
Basic weighted average common shares outstanding	554.9	526.8	551.2	511.4
Dilutive effect of stock options and RSUs	7.0	7.3	7.4	6.6
Dilutive effect of 2015 Senior Convertible Debt	2.0	7.0	3.1	10.8
Dilutive effect of 2017 Senior Convertible Debt	3.0	5.7	3.4	3.0
Dilutive effect of 2017 Junior Convertible Debt	0.4	4.0	1.0	2.1
Diluted weighted average common shares outstanding	567.3	550.8	566.1	533.9
Basic net income per common share	$0.64	$0.07	$1.54	$0.46
Diluted net income per common share	$0.62	$0.07	$1.50	$0.44

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Weighted average common shares exclude the effect of option shares which are not dilutive.  There were no anti-dilutive option shares for each of the three and nine months ended December 31, 2021 and 2020.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
2015 Senior Convertible Debt	$30.05	$30.39	$30.14	$30.49
2017 Senior Convertible Debt	$46.86	$47.39	$47.00	$47.55
2020 Senior Convertible Debt	$93.32	$93.44	$93.37	$93.44
2017 Junior Convertible Debt	$46.04	$46.56	$46.17	$46.72

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance(1)
				December 31, 2021	March 31, 2021

Revolving Credit Facility				$1,540.1	$2,346.6
3.922% 2021 Notes	3.922%	4.5%		—	1,000.0
4.333% 2023 Notes	4.333%	4.7%		1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%		1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%		1,400.0	1,400.0
0.983% 2024 Notes(2)	0.983%	1.1%		1,000.0	—
4.250% 2025 Notes	4.250%	4.6%		1,200.0	1,200.0
Total Senior Indebtedness(3)				7,140.1	7,946.6
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	5.9%	$30.4	34.4	141.4
2017 Senior Convertible Debt	1.625%	6.0%	$155.9	193.0	333.3
2020 Senior Convertible Debt	0.125%	5.1%	$555.5	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$5.4	10.1	122.6
Total Convertible Debt				903.0	1,262.8

Gross long-term debt including current maturities				8,043.1	9,209.4
Less: Debt discount(4)				(146.9)	(273.0)
Less: Debt issuance costs(5)				(27.7)	(32.3)
Net long-term debt including current maturities				7,868.5	8,904.1
Less: Current maturities(6)				—	(1,322.9)
Net long-term debt				$7,868.5	$7,581.2

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
(3) The 4.333% 2023 Notes, the 2.670% 2023 Notes, the 0.972% 2024 Notes, the 0.983% 2024 Notes, the 4.250% 2025 Notes, and the Revolving Credit Facility are senior unsecured debt. Prior to the December 16, 2021 amendment, the 4.333% 2023 Notes, the 2.670% 2023 Notes, the 0.972% 2024 Notes, the 0.983% 2024 Notes, and the Revolving Credit Facility were senior secured debt.

(4) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2021	2021
3.922% 2021 Notes	$—	$(0.3)
4.333% 2023 Notes	(1.6)	(2.4)
2.670% 2023 Notes	(1.6)	(2.3)
0.972% 2024 Notes	(2.8)	(3.8)
0.983% 2024 Notes	(2.5)	—
4.250% 2025 Notes	(10.8)	(12.8)
2015 Senior Convertible Debt	(4.0)	(20.1)
2017 Senior Convertible Debt	(36.9)	(71.3)
2020 Senior Convertible Debt	(82.0)	(101.6)
2017 Junior Convertible Debt	(4.7)	(58.4)
Total unamortized discount	$(146.9)	$(273.0)

(5) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2021	2021
Revolving Credit Facility	$(11.2)	$(10.0)
3.922% 2021 Notes	—	(0.7)
4.333% 2023 Notes	(3.5)	(5.3)
2.670% 2023 Notes	(0.9)	(1.3)
0.972% 2024 Notes	(1.5)	(2.0)
0.983% 2024 Notes	(1.5)	—
4.250% 2025 Notes	(1.4)	(1.7)
2015 Senior Convertible Debt	(0.1)	(0.7)
2017 Senior Convertible Debt	(0.9)	(1.8)
2020 Senior Convertible Debt	(6.7)	(8.3)
2017 Junior Convertible Debt	—	(0.5)
Total debt issuance costs	$(27.7)	$(32.3)

(6) As of March 31, 2021, current maturities consisted of the liability component of the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt, and the 3.922% 2021 Notes which were due June 1, 2021.

Expected maturities relating to the Company’s debt obligations as of December 31, 2021 are as follows (in millions):

Fiscal year ending March 31,	Expected Maturities
2022	$—
2023	—
2024	3,400.0
2025	1,700.0
2026	1,200.0
Thereafter	1,743.1
Total	$8,043.1

Ranking of Convertible Debt - Each series of Convertible Debt is an unsecured obligation which is subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness. The 2017 Junior Convertible Debt is expressly subordinated in right of payment to any existing and future senior debt of the Company (including the Senior Indebtedness and the Senior Subordinated Convertible Debt) and is structurally subordinated in right of payment to the liabilities of the Company's subsidiaries.  The Senior Subordinated Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it, including the 2017 Junior Convertible Debt; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2021
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	33.3270	$30.01	16.6635	46.6576
2017 Senior Convertible Debt(1)	21.3712	$46.79	10.6856	30.4540
2020 Senior Convertible Debt(1)	10.7188	$93.29	—	15.0062
2017 Junior Convertible Debt(1)	21.7529	$45.97	10.8766	30.4540

(1) As of December 31, 2021, the 2020 Senior Convertible Debt was not convertible. As of December 31, 2021, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between January 1, 2022 and March 31, 2022 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2021. As of December 31, 2021, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 44.2473 shares of common stock, 26.3137 shares of common stock, and 26.8863 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $87.06 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of December 31, 2021, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $98.2 million, $249.2 million, and $13.6 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Debt issuance cost amortization	$2.2	$3.7	$7.4	$11.5
Debt discount amortization	1.7	1.6	5.3	4.7
Interest expense	45.3	59.2	144.9	171.3
Total interest expense on Senior Indebtedness	49.2	64.5	157.6	187.5
Debt issuance cost amortization	0.6	0.5	1.8	1.7
Debt discount amortization	9.0	12.8	29.6	52.8
Coupon interest expense	1.5	7.8	6.5	33.9
Total interest expense on Convertible Debt	11.1	21.1	37.9	88.4
Other interest expense	1.8	0.9	3.7	3.0
Total interest expense	$62.1	$86.5	$199.2	$278.9

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.1 years, 5.1 years, 2.9 years, and 15.1 years for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

The Company's settlement transactions in the nine months ended December 31, 2021 consist of the following (in millions)(1):

	Principal Amount Settled	Consideration			Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Total
December 2021
2015 Senior Convertible Debt(3)	$36.6	$36.6	$103.9	$140.5	$36.2	$104.2	$4.1
2017 Senior Convertible Debt(3)	$39.7	$39.7	$61.4	$101.1	$37.4	$63.0	$6.3
2017 Junior Convertible Debt(3)	$19.9	$19.9	$31.6	$51.5	$15.7	$35.9	$5.1
Revolving Credit Facility(4)	$—	$—	$—	$—	$—	$—	$0.6
August 2021(5)
2015 Senior Convertible Debt	$70.4	$70.4	$159.9	$230.3	$71.0	$158.9	$10.6
2017 Senior Convertible Debt	$100.7	$100.7	$123.5	$224.2	$100.0	$113.0	$31.5
2017 Junior Convertible Debt	$92.5	$92.5	$115.8	$208.3	$87.7	$116.6	$43.1
June 2021(6)
3.922% 2021 Notes	$1,000.0	$1,000.0	$—	$1,000.0	$—	$—	$0.3

(1) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.
(2) The total consideration for the convertible debt settlements was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement.
(3) The Company used cash generated from operations to finance a portion of such settlement.
(4) In connection with the amendment and restatement of its Credit Agreement, the Company recognized a loss on settlement of debt of $0.6 million.
(5) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.
(6) The Company used proceeds from the issuance of the 0.983% 2024 Notes to finance a portion of such settlement.

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

The 0.983% 2024 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Credit Agreement and under the Company’s existing Senior Indebtedness. In the future, certain subsidiaries of the Company that are guarantors or other obligors of the Credit Agreement are required to guarantee the 0.983% 2024 Notes.

Senior Credit Facilities

In December 2021, the Company amended and restated the Company's Credit Agreement in its entirety. In connection therewith, the collateral securing the Credit Agreement prior to such amendment and restatement was released. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits the Company, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million.

The revolving loans bear interest, at the Company’s option, at the base rate plus a spread of 0.125% to 0.50%, an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling) plus a spread of 1.125% to 1.50%, or an adjusted term SOFR or adjusted EURIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.125% to 1.50%, in each case, with such spread being determined based on the credit ratings for certain of the Company’s senior, unsecured debt. The base rate means the highest of the prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted term SOFR rate for a 1-month interest period plus a margin equal to 1.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted term SOFR or adjusted EURIBOR rates.

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of December 31, 2021, the Company was in compliance with these financial covenants.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity and cost-method investments materially approximated fair value at December 31, 2021 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's

Revolving Credit Facility at December 31, 2021 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	December 31, 2021		March 31, 2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$1,528.9	$1,540.1	$2,336.6	$2,346.6
3.922% 2021 Notes	—	—	999.0	1,004.3
4.333% 2023 Notes	994.9	1,041.8	992.3	1,022.4
2.670% 2023 Notes	997.5	1,022.5	996.4	1,040.8
0.972% 2024 Notes	1,395.7	1,389.5	1,394.2	1,394.0
0.983% 2024 Notes	996.0	985.1	—	—
4.250% 2025 Notes	1,187.8	1,245.0	1,185.5	1,252.6
2015 Senior Convertible Debt	30.3	132.7	120.6	485.4
2017 Senior Convertible Debt	155.2	495.7	260.2	731.4
2020 Senior Convertible Debt	576.8	841.9	555.6	778.3
2017 Junior Convertible Debt	5.4	24.9	63.7	272.9
Total	$7,868.5	$8,719.2	$8,904.1	$10,328.7

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,387.6	$(3,374.4)	$4,013.2
Customer-related	835.2	(736.2)	99.0
In-process research and development	6.4	—	6.4
Distribution rights and other	193.6	(55.9)	137.7
Total	$8,422.8	$(4,166.5)	$4,256.3

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,371.3	$(2,771.0)	$4,600.3
Customer-related	835.2	(702.6)	132.6
In-process research and development	7.7	—	7.7
Distribution rights and other	130.2	(76.0)	54.2
Total	$8,344.4	$(3,549.6)	$4,794.8

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2022 through fiscal 2026, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Projected Amortization Expense
2022	$233.1
2023	$743.2
2024	$666.0
2025	$531.0
2026	$459.8

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Amortization expense charged to cost of sales	$3.2	$2.4	$9.1	$6.9
Amortization expense charged to operating expense	232.5	244.2	691.4	738.2
Total amortization expense	$235.7	$246.6	$700.5	$745.1

There were no impairment charges in the three and nine months ended December 31, 2021 and December 31, 2020.

Goodwill activity for the nine months ended December 31, 2021 by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2021	$6,651.4	$19.2
Additions	3.0	—
Balance at December 31, 2021	$6,654.4	$19.2

At March 31, 2021, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2021, the Company has never recorded an impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2021	2021
Trade accounts receivable	$922.3	$991.6
Other	13.8	11.3
Total accounts receivable, gross	936.1	1,002.9
Less: allowance for expected credit losses	6.0	5.2
Total accounts receivable, net	$930.1	$997.7

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2021	2021
Raw materials	$150.5	$115.7
Work in process	429.9	412.8
Finished goods	187.8	136.5
Total inventories	$768.2	$665.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2021	2021
Land	$82.5	$83.2
Building and building improvements	666.7	659.7
Machinery and equipment	2,442.8	2,251.1
Projects in process	117.4	102.7
Total property, plant and equipment, gross	3,309.4	3,096.7
Less: accumulated depreciation and amortization	2,379.5	2,242.0
Total property, plant and equipment, net	$929.9	$854.7

Depreciation expense attributed to property, plant and equipment was $64.9 million and $149.8 million for the three and nine months ended December 31, 2021, respectively, compared to $40.3 million and $120.4 million for the three and nine months ended December 31, 2020, respectively. The increase in depreciation expense during the three months ended December 31, 2021 includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and nine months ended December 31, 2021 and 2020, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2021	2021
Accrued compensation and benefits	$203.7	$166.7
Income taxes payable	80.1	43.4
Sales related reserves	339.1	350.7
Current portion of lease liabilities	35.0	39.8
Accrued expenses and other liabilities	259.5	193.7
Total accrued liabilities	$917.4	$794.3

Note 10. Commitments and Contingencies

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $178.4 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2021, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.
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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-ROS and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  On December 11, 2018, the Court issued an order appointing the lead plaintiff in the Jackson matter. An amended complaint was filed on February 22, 2019. The complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. Plaintiff filed a motion for class certification, which was granted by the Court. Discovery is ongoing. The Company and its officers have reached an agreement in principle to settle this litigation and are working on documenting that agreement for submission to the Court for its consideration.

Derivative Litigation. On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389. The Company is named as a nominal defendant. The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. An amended complaint was filed on February 28, 2020, and a second amended complaint was filed on July 27, 2020. The Company’s Audit Committee has filed a motion to dismiss. On August 5, 2021, a second shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Dutrisac v. Sanghi, et al., Case No. CV2021-012459. The Company is named as a nominal defendant. The complaint asserts substantially the same allegations as those in the Reid case. The complaint asserts causes of action for breaches of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, indemnification, and contribution and seeks unspecified monetary damages, equitable and/or injunctive relief, disgorgement, corporate governance reforms, and attorneys’ fees and costs. The Company's Audit Committee has filed a motion to dismiss.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2021, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the nine months ended December 31, 2021 and December 31, 2020 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the prior period.

The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of Global Intangible Low-Taxed Income (GILTI) in the United States. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand and Ireland.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007. The Company estimates that it is reasonably possible unrecognized tax benefits as of December 31, 2021 could decrease by approximately $10.0 million to $60.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of sales(1)	$8.4	$6.4	$26.3	$18.8
Research and development	23.4	25.0	76.1	70.0
Selling, general and administrative	19.1	19.8	60.8	54.5
Pre-tax effect of share-based compensation	50.9	51.2	163.2	143.3
Income tax benefit	10.8	10.7	34.6	30.5
Net income effect of share-based compensation	$40.1	$40.5	$128.6	$112.8

(1) During the three and nine months ended December 31, 2021, $5.3 million and $16.4 million, respectively, of share-based compensation expense was capitalized to inventory and $8.4 million and $26.3 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2020, $4.5 million and $11.9 million, respectively, of share-based compensation expense was capitalized to inventory and $6.4 million and $18.8 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and nine months ended December 31, 2021, the Company purchased approximately 2.0 million shares of its common stock for a total of $166.0 million under the new authorization. As of December 31, 2021, approximately $3.83 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2021, the Company had approximately 20.8 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2021	$(13.4)	$(12.8)	$(26.2)
Other comprehensive income (loss) before reclassifications	2.8	(1.7)	1.1
Reclassification of realized transactions	1.8	—	1.8
Net other comprehensive income (loss)	4.6	(1.7)	2.9
Balance at December 31, 2021	$(8.8)	$(14.5)	$(23.3)

The table below details where reclassifications of realized transactions out of accumulated other comprehensive loss are recorded on the consolidated statements of income (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,		Related Statement of Income Line
Description of AOCI Component	2021	2020	2021	2020
Amortization of actuarial loss	$(0.6)	$(0.3)	$(1.8)	$(0.9)	Other income (loss), net

Note 15. Dividends

A quarterly cash dividend of $0.232 per share was paid on December 3, 2021 in the aggregate amount of $128.7 million.  A quarterly cash dividend of $0.253 per share was declared on February 3, 2022 and will be paid on March 8, 2022 to stockholders of record as of February 22, 2022. The Company expects the March 2022 payment of its quarterly cash dividend to be approximately $141.0 million.

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
•Our expectation that our days of inventory at March 31, 2022 will be 120 to 125 days;
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
•Our expectation regarding the treatment of our unrecognized tax benefits in calendar year 2022;
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
•Our expectations regarding the amounts and timing of repurchases under our stock repurchase program;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of COVID-19 developments followed by a summary of our overall business strategy to give the reader an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

COVID-19 Developments

In the first half of fiscal 2021, the COVID-19 pandemic resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. In the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. Business conditions have continued to be exceptionally strong through the first nine months of fiscal 2022.

At this time, our global manufacturing sites and our logistics channels are operational; however, local restrictions have adversely impacted certain subcontractors' manufacturing operations and could adversely impact either our subcontractors or our own manufacturing operations in the future. Starting in December 2021, we began to experience some increased absenteeism due to the rise in Omicron variant cases of COVID-19 that has adversely impacted our operations as well as that of certain of our subcontractors and suppliers. If the impact of COVID-19 worsens, the pandemic could adversely impact our business in future periods.

In response to the early indications of the COVID-19 pandemic, we took proactive measures to safeguard the health of our employees, contractors, customers, suppliers, visitors to our facilities, other business partners, and our communities. We strategically implemented plans intended to ensure business continuity in the event severe outbreaks or government requirements were to impact our operations. We monitor governmental policies and Center for Disease Control and Prevention recommendations and take appropriate actions which are designed to prevent and control the spread of COVID-19.

We continuously assess our efforts to combat the COVID-19 pandemic which have included the following:
•We previously suspended attendance at conferences and other gatherings but recently began to allow limited business travel. We continue to evolve our work model in response to the ongoing effects of the pandemic. Any on-site team members are requested to stay home if they do not feel well, stay home if they have been exposed to someone with COVID-19 or its symptoms, maintain a safe distance from others, wash their hands frequently, and wear a mask in common areas at on-site locations. We clean high touch surfaces at least daily.
•In partnership with our suppliers, we have evaluated our supply chain to identify gaps or weak points. In order to ensure continuity, in some cases, we have qualified alternative suppliers and increased our inventory of raw materials.
•We have added and continue to add assembly and test capacity to increase our manufacturing capability.
•We initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs, reducing discretionary spending, and limiting capital expenditures. However, in December 2020, we restored previous reductions in compensation, resumed hiring, and increased spending for capital expenditures to help meet business demands. We have continued to increase hiring and capital expenditures in response to strong business conditions.
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

In the fourth quarter of fiscal 2021, we launched our Preferred Supply Program, which provides our customers with prioritized capacity beginning 6 months after their order of 12 months of continuous, non-cancellable and non-reschedulable backlog. Demand outpaced capacity improvements that we implemented in the first nine months of fiscal 2022 and we continued to experience constraints in our internal and external factories and their related manufacturing supply chains. In the third quarter of fiscal 2022, we continued to ramp our internal factories and we worked closely with our wafer fabrication, assembly and test subcontractors to secure additional capacity wherever possible. We expect that certain wafer fabrication, assembly and test constraints will persist through calendar 2022 and possibly beyond.

See "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 45 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2022 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.4	37.4	35.1	38.3
Gross profit	65.6	62.6	64.9	61.7

Research and development	14.0	15.5	14.7	15.3
Selling, general and administrative	10.1	11.4	10.7	11.2
Amortization of acquired intangible assets	12.2	17.2	13.0	17.6
Special (income) charges and other, net	—	0.3	0.4	0.2
Operating income	29.3%	18.2%	26.1%	17.4%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change
Net sales	$1,757.5	$1,352.1	30.0%	$4,976.7	$3,971.3	25.3%

The increases in net sales in the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 were primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions have continued to be exceptionally strong in the three and nine months ended December 31, 2021. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been passing on to our customers in the form of price increases. These price increases also contributed to the increases in net sales during the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020.

The net sales value of inventory at our distributor customers increased $11.9 million during the three months ended December 31, 2021 compared to a decrease of $26.1 million during the three months ended December 31, 2020. Excluding the impact of changes in distributor inventory levels on net sales, net sales increased by 26.7% in the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Our price increases positively impacted net sales during the three months ended December 31, 2021. Additionally, demand for our products was positively impacted by strength in our microcontroller and analog product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than net demand fluctuations in the end markets that we serve.

The net sales value of inventory at our distributor customers decreased $11.8 million during the nine months ended December 31, 2021 compared to an increase of $12.4 million during the nine months ended December 31, 2020. Excluding the impact of changes in distributor inventory levels on net sales, net sales increased by 26.0% in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Our price increases positively impacted net sales during the nine months ended December 31, 2021. Additionally, demand for our products was positively impacted by strength in our microcontroller and analog product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than net demand fluctuations in the end markets that we serve.

Other factors that we believe contributed to changes in our reported net sales for the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and nine months ended December 31, 2021 or December 31, 2020.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	%	2020	%	2021	%	2020	%
Microcontrollers	$972.2	55.3	$726.3	53.7	$2,768.7	55.6	$2,145.8	54.0
Analog	500.5	28.5	372.8	27.6	1,423.5	28.6	1,104.7	27.8
Other	284.8	16.2	253.0	18.7	784.5	15.8	720.8	18.2
Total net sales	$1,757.5	100.0	$1,352.1	100.0	$4,976.7	100.0	$3,971.3	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 55.3% and 55.6% of our net sales for the three and nine months ended December 31, 2021, respectively, compared to approximately 53.7% and 54.0% of our net sales for the three and nine months ended December 31, 2020, respectively.

Net sales of our microcontroller products increased 33.9% and 29.0% in the three and nine months ended December 31, 2021, respectively, compared to the three and nine months ended December 31, 2020. These sales increases were due primarily to strength in demand for our microcontroller products in end markets that we serve and our price increases.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. However, the overall average selling prices of our microcontroller products have increased in recent periods and have remained relatively stable over time due to the proprietary nature of these products.  We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our microcontroller product lines by introducing new products with more features and higher prices.

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 28.5% and 28.6% of our net sales for the three and nine months ended December 31, 2021, respectively, compared to approximately 27.6% and 27.8% of our net sales for the three and nine months ended December 31, 2020, respectively.

Net sales from our analog product line increased 34.3% and 28.9% in the three and nine months ended December 31, 2021, respectively, compared to the three and nine months ended December 31, 2020, primarily due to strength in demand for our analog products in end markets that we serve.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 16.2% and 15.8% of our net sales for the three and nine months ended December 31, 2021, respectively, compared to approximately 18.7% and 18.2% of our net sales for the three and nine months ended December 31, 2020, respectively.

Net sales related to these services and products increased 12.6% and 8.8% in the three and nine months ended December 31, 2021, respectively, compared to the three and nine months ended December 31, 2020. These sales increases were primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 45% and 48% of our net sales in the three and nine months ended December 31, 2021, respectively, and approximately 50% and 51% of our net sales in the three and nine months ended December 31, 2020, respectively. The decrease in the distribution percentage of our total net sales is due to lower Preferred Supply Program participation among our distributors as priority of supply under the Preferred Supply Program is more prevalent with direct customers. No distributor or end customer accounted for more than 10% of our net sales in the three and nine months ended December 31, 2021 or December 31, 2020. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At December 31, 2021, our distributors maintained 19 days of inventory of our products compared to 22 days at March 31, 2021.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 19 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Our distributor inventory days are at historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	%	2020	%	2021	%	2020	%
Americas	$439.3	25.0	$348.9	25.8	$1,232.2	24.8	$1,037.3	26.1
Europe	360.4	20.5	243.0	18.0	994.7	20.0	725.9	18.3
Asia	957.8	54.5	760.2	56.2	2,749.8	55.2	2,208.1	55.6
Total net sales	$1,757.5	100.0	$1,352.1	100.0	$4,976.7	100.0	$3,971.3	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 78% of our total net sales in each of the three and nine months ended December 31, 2021 compared to approximately 77% and 76% of our total net sales in the three and nine months ended December 31, 2020, respectively. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total net sales increased in the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 primarily due to strength in demand in our microcontroller and analog product lines and our price increases. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2021 was $1.15 billion, or 65.6% of net sales, compared to $845.8 million, or 62.6% of net sales, in the three months ended December 31, 2020. Our gross profit in the nine months ended December 31, 2021 was $3.23 billion, or 64.9% of net sales, compared to $2.45 billion, or 61.7% of net sales, in the nine months ended December 31, 2020. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales	Gross Profit	% of Net Sales
$845.8	62.6	$2,452.0	61.7	Three and nine months ended December 31, 2020
249.6	—	611.3	—	Increase in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
3.7	0.2	29.8	0.6	Impact of unabsorbed capacity charges
54.7	2.8	99.3	1.9	Net impact of product mix and average gross profit per unit
(0.2)	—	14.8	0.3	(Decrease) increase in net sales to licensing customers, which has no associated cost of sales
(0.3)	—	22.0	0.4	Net impact of excess and obsolete inventories
$1,153.3	65.6	$3,229.2	64.9	Three and nine months ended December 31, 2021

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. We consider normal capacity at Fab 5 to be 70% to 75%. During the three and nine months ended December 31, 2021, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue. During the three and nine months ended December 31, 2020, we operated at below normal capacity levels primarily due to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $3.7 million and $29.8 million, respectively. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Net impact of product mix and average gross profit per unit - The net impact of product mix and average gross profit per unit may fluctuate over time due to sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. During the three and nine months ended December 31, 2021, product mix resulted in a decrease of $54.7 million and $99.3 million, respectively, in cost of goods sold and an increase in gross profit compared to the three and nine months ended December 31, 2020.

Our overall inventory levels were $768.2 million at December 31, 2021, compared to $665.0 million at March 31, 2021. We maintained 116 days of inventory on our balance sheet at December 31, 2021 compared to 112 days of inventory at March 31, 2021. We expect our days of inventory levels at March 31, 2022 to be 120 to 125 days.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During each of the three and nine months ended December 31, 2021, approximately 59% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 55% and 50% during the three and nine months ended December 31, 2020, respectively. During the three and nine months ended December 31, 2021, approximately 63% and 64%, respectively, of our test requirements were performed in our internal test facilities, compared to approximately 57% and 56% during the three and nine months ended December 31, 2020, respectively. The increases in the percentage of assembly and test operations that were performed internally in the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities.

We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 61% and 60% of our net sales came from products that were produced at outside wafer foundries in the three and nine months ended December 31, 2021, respectively, compared to 61% in each of the three and nine months ended December 31, 2020.

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

Research and Development

R&D expenses for the three months ended December 31, 2021 were $245.4 million, or 14.0% of net sales, compared to $210.1 million, or 15.5% of net sales, for the three months ended December 31, 2020. R&D expenses for the nine months ended December 31, 2021 were $730.0 million, or 14.7% of net sales, compared to $607.9 million, or 15.3% of net sales, for the nine months ended December 31, 2020. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $35.3 million, or 16.8%, for the three months ended December 31, 2021 over the same period last year.  R&D expenses increased $122.1 million, or 20.1%, for the nine months ended December 31, 2021 over the same period last year. The primary reason for the increases in R&D costs was higher compensation costs. In the first half of fiscal 2021, we initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs and discretionary spending. However, in the three months ended December 31, 2020, we restored previous reductions in compensation and resumed hiring.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2021 were $177.5 million, or 10.1% of net sales, compared to $154.2 million, or 11.4% of net sales, for the three months ended December 31, 2020. Selling, general and administrative expenses for the nine months ended December 31, 2021 were $531.7 million, or 10.7% of net sales, compared to $445.2 million, or 11.2% of net sales, for the nine months ended December 31, 2020.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $23.3 million, or 15.1%, for the three months ended December 31, 2021 over the same period last year.  Selling, general and administrative expenses increased $86.5 million, or 19.4%, for the nine months ended December 31, 2021 over the same period last year.  The primary reason for the increases in selling, general and administrative expenses was higher compensation costs. In the first half of fiscal 2021, we initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs and discretionary spending. However, in the three months ended December 31, 2020, we restored previous reductions in compensation and resumed hiring.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2021 was $215.7 million and $647.0 million, respectively, compared to $231.6 million and $699.9 million for the three and nine months ended December 31, 2020, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods.

Special (Income) Charges and Other, Net

During the three months ended December 31, 2021, we earned special income and other, net of $0.3 million. During the nine months ended December 31, 2021, we incurred special charges and other, net of $20.4 million. During the three and nine months ended December 31, 2020, we incurred special charges and other, net of $4.3 million and $8.9 million, respectively. The costs incurred during these periods were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency, and individually insignificant one-time costs associated with litigation matters and exiting non-manufacturing facilities including contract termination costs, employee severance, and the disposal of assets.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2021 was $0.1 million and $0.5 million, respectively, compared to $0.2 million and $0.8 million, respectively, for the three and nine months ended December 31, 2020.

Interest expense in the three and nine months ended December 31, 2021 was $62.1 million and $199.2 million, respectively, compared to $86.5 million and $278.9 million, respectively, for the three and nine months ended December 31, 2020. The primary reason for the decreases in interest expense relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

During the three and nine months ended December 31, 2021, we recognized losses of $16.1 million and $101.6 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the amendment and restatement of our Credit Agreement and the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes. The net losses recognized on the settlement of our Convertible Debt are comprised of two components (i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and (ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date. During the three and nine months ended December 31, 2020, we recognized losses of $142.1 million and $214.0 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the payment of all amounts outstanding under our Bridge Loan Facility, and our Term Loan Facility.

Other income, net in the three months ended December 31, 2021 was $4.6 million compared to other loss, net of $0.4 million for the three months ended December 31, 2020. Other income, net in the nine months ended December 31, 2021 was $3.5 million compared to other loss, net of $2.9 million for the nine months ended December 31, 2020. The primary reasons for these changes relate to foreign currency exchange rate fluctuations and gains on equity investments.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the nine months ended December 31, 2021 and December 31, 2020 is not meaningful due to the amount of pre-tax income, and income tax benefits recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the nine months ended December 31, 2021 and December 31, 2020 was approximately 22%. Our non-U.S. blended statutory tax rates in the nine months ended December 31, 2021 and December 31, 2020 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations and assets in Thailand and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate.

In September 2021, we received a Statutory Notice of Deficiency (Notice) from the Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. We firmly believe that the assessments are without merit and plan to pursue all available administrative and judicial remedies necessary to resolve this matter. In December 2021, we filed a petition in the United States Tax Court challenging the Notice. We intend to vigorously defend our position and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows and that we have adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on all of its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

We had $315.5 million in cash, cash equivalents and short-term investments at December 31, 2021, an increase of $33.5 million from the March 31, 2021 balance.

Net cash provided by operating activities was $2.10 billion in the nine months ended December 31, 2021 compared to $1.47 billion in the nine months ended December 31, 2020. The increase in net cash provided by operating activities was primarily due to higher net sales compared to the prior year period, which was unfavorably impacted by uncertainty surrounding the COVID-19 pandemic, offset by efforts focused on working capital and discretionary spending management.

Net cash used in investing activities was $335.0 million in the nine months ended December 31, 2021 compared to $110.1 million in the nine months ended December 31, 2020. During the nine months ended December 31, 2021 and December 31, 2020, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2021 were $255.5 million compared to $37.2 million in the nine months ended December 31, 2020. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021, we started to invest more significantly to expand our manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue through calendar 2022. We currently expect to invest between $400.0 million and $500.0 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Net cash used in financing activities was $1.73 billion in the nine months ended December 31, 2021 compared to $1.39 billion in the nine months ended December 31, 2020. Significant transactions affecting our net financing cash flows include:
•in the first nine months of fiscal 2022, $1.17 billion of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt and our 2017 Junior Convertible Debt, our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in the first nine months of fiscal 2021, $1.04 billion of cash used to pay down certain principal of our debt, including the Term Loan Facility and the cash portion of the settlement of our 2015 Senior Convertible Debt and our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt, partially funded by the issuance of our senior notes, and
•in the first nine months of fiscal 2022 and fiscal 2021, we paid cash dividends to our stockholders of $363.0 million and $281.7 million, respectively.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. The revolving loans bear interest, at our option, at the base rate plus a spread of 0.125% to 0.50%, an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling) plus a spread of 1.125% to 1.50%, or an adjusted term SOFR or adjusted EURIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.125% to 1.50%, in each case, with such spread being determined based on the credit ratings for certain of our senior, unsecured debt. The base rate means the highest of the prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted term SOFR rate for a 1-month interest period plus a margin equal to 1.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted term SOFR or adjusted EURIBOR rates.

As of December 31, 2021, the principal amount of our outstanding indebtedness was $8.04 billion. At December 31, 2021, we had $1.54 billion of outstanding borrowings under the Revolving Credit Facility compared to $2.35 billion at March 31, 2021. During fiscal 2021, we used borrowings under our Revolving Credit Facility and proceeds from the issuance of our 0.972% 2024 Notes to repay all amounts outstanding under our Term Loan Facility. See Note 6 of the notes to our condensed consolidated financial statements for more information regarding our contractual obligations related to our long-term debt.

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. During fiscal 2018, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which we expected cash payments of approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025, and fiscal 2026. As of December 31, 2021, our transition tax payable was $197.4 million, of which $23.2 million is payable within the next 12 months.

We enter into derivative transactions from time to time in an attempt to reduce our exposure to currency rate fluctuations.  Although none of the countries in which we conduct significant foreign operations has had a highly inflationary economy in the last five years, there is no assurance that inflation rates or fluctuations in foreign currency rates in countries where we conduct operations will not adversely affect our operating results in the future.  At December 31, 2021, we had no foreign currency forward contracts outstanding.

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first nine months of fiscal 2022, we repurchased approximately 2.0 million shares of our common stock for $166.0 million under this authorization. We did not repurchase any shares of our common stock in the first nine months of fiscal 2021. As of December 31, 2021, we held approximately 20.8 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

On October 28, 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  A quarterly cash dividend of $0.2320 per share was paid on December 3, 2021 in the aggregate amount of $128.7 million. A quarterly dividend of $0.253 per share was declared on February 3, 2022 and will be paid on March 8, 2022 to stockholders of record as of February 22, 2022. We expect the aggregate cash dividend for the quarter ended March 31, 2022 to be approximately $141.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, our long-term debt totaled $8.04 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.50 billion as of December 31, 2021. We do have interest rate exposure with respect to the $1.54 billion of our variable interest rate debt outstanding as of December 31, 2021. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $7.7 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•fluctuations in the amount and timing of our common stock repurchases;
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

We regularly review the financial performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of the COVID-19 pandemic, or the enactment of broad sanctions by the U.S. against Russia, or otherwise, may adversely impact their financial viability. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales.

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs, increase prices or are impacted by increases in tariffs.

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in the first nine months of fiscal 2022, we experienced increased prices at certain suppliers, and longer lead times for some assembly raw materials required for production purposes. Such conditions are expected to continue. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the impact of the COVID-19 pandemic, or the application of trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2022, approximately 60% of our net sales came from products that were produced at outside wafer foundries compared to 61% of our net sales in fiscal 2021. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2022, approximately 41% of our assembly requirements and 36% of our test requirements were performed by third party contractors, compared to approximately 47% and 43%, respectively, during fiscal 2021. Due to increased demand for our products, we have recently taken actions to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be tight due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, further additional capacity with the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors. We expect that our reliance on third party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan. During fiscal 2021, approximately 77% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in recent quarters, competition in China is intense. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed in the risk factor above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been very strong in recent periods due to favorable industry conditions and the impact of our Preferred Supply Program, turns orders remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders may also decrease in periods where customers are holding excess inventory of our products. Our customers may have increased their order levels in previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program which offers our customers the ability to receive prioritized capacity in the second half of calendar 2021 and the first half of calendar 2022. To participate in the program, customers have to place 12 months of orders, which cannot be cancelled or rescheduled except in the event of price increases. The capacity priority began for shipments in July 2021. The program is not a guarantee of supply; however, it will provide the highest priority for those orders which are under this program, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under this new program. We believe this program will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since this is a new program, there can be no assurance that the program will be successful or that it will benefit our business. In the event that customers under this program attempt to cancel or reschedule orders, we may have to take legal or other action to enforce the terms of the program, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. Additionally, as orders under this program cannot be cancelled or returned except in the event of price increases, this may result in customers holding excess inventory of our products and thus decrease their need to place new orders in later periods.

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

We have experienced, and may experience in the future, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. At this time, we are not experiencing these types of pricing declines due to favorable industry conditions and demand. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures in our memory and non-proprietary products in our analog product line. At this time, we are not experiencing these types of pricing declines due to favorable industry conditions and demand. In the first nine months of fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, which could adversely impact our operating results.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first nine months of fiscal 2022, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue. In fiscal 2021, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $29.6 million.

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

Sales to distributors accounted for approximately 48% of our net sales in the first nine months of fiscal 2022 and approximately 50% of our net sales in fiscal 2021. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first nine months of fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the Philippines and our subcontractors' manufacturing operations in Malaysia and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 increases. In the future, local governments could require us to temporarily reduce production further, cease operations at any of our facilities, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders.

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

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements and mandatory vaccine requirements, or the impact of the COVID-19 pandemic.  For example, as a result of the COVID-19 pandemic, we have experienced suspensions and stop work orders for some of our subcontracts. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

The U.S. government and its contractors may terminate their contracts with us at any time. For example, in 2014, the U.S. government terminated a $75 million contract with Microsemi.  Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our Microsemi acquisition.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certification which we may not meet, or choose to meet. Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities.  Any failure to comply with these requirements may result in fines and penalties, or loss of current or future business, that may materially and adversely affect our operating results.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2021, we had goodwill of $6.67 billion and net intangible assets of $4.26 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.

Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first nine months of fiscal 2022 or fiscal 2021.  No intangible asset impairment charges were recorded in the first nine months of fiscal 2022 or fiscal 2021. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified in recent periods in our industry. Availability of labor is currently constrained in certain geographic markets in which we operate due to various factors such as higher levels of absenteeism due to COVID-19. Competition for available labor has intensified for a variety of reasons including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry.

Our ability to attract and retain skilled employees such as management, technical, marketing, sales, research and development, manufacturing, and operational personnel is critical to our business. We rely on a direct labor force at our manufacturing facilities. Any inability to maintain our labor force at our facilities may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand, and ultimately could materially and adversely affect our business, financial condition and results of operations. Our inability to attract and retain hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We have no employment agreements with any member of our senior management team, and it is possible that they could leave with little or no notice which could make it more difficult for us to execute our planned business strategy. Our inability to retain, attract or motivate personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, monthly patches, log monitors, event correlation tools, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise in 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, recent system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions or limiting the damage from any future cyber-attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

With the exception of orders placed under our Preferred Supply Program, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts (other than under our Preferred Supply Program), the contract is generally cancelable based on standard terms and conditions. Under our Preferred Supply Program, customers may cancel contracts in the event of price increases. While we had approximately 122,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in the first nine months of fiscal 2022, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EARs, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in January 2022, the U.S. President announced possible widescale sanctions against Russia which could adversely impact our ability to sell products into Russia, and may adversely affect our customers that have significant sales into the Russian markets. An additional example occurred in fiscal 2019, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. On July 14, 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and Belarus effective March 2021, and elimination of an

EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

The current administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated support for significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock. For example, in January 2022, the U.S. President announced possible widescale sanctions against Russia in the event that Russia invades Ukraine. If such sanctions were imposed, we could become unable to sell products into Russia, the demand for our products by customers that sell into the Russian market may be negatively impacted and stock markets and the global financial system may experience disruption. Retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

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

Climate change regulations or voluntary actions we may have taken as part of our Environmental, Social, and Governance initiatives could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, obtain new permits or undertake other costly activities. Failure to obtain required permits could result in fines, suspension or cessation of production. Restrictions on emissions could result in significant costs such as higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such regulations could restrict our manufacturing operations, and have an adverse effect on our operating results.

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
•the amount and timing of repurchases of shares of our common stock;
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

The amount and timing of our share repurchases may fluctuate in response to a variety of factors.

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including operating results, capital expenditure and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of December 31, 2021, the principal amount of our outstanding indebtedness was $8.04 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At December 31, 2021, we had $1.54 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At December 31, 2021, we had $5.60 billion in aggregate principal amount of Senior Notes and $903.0 million in aggregate principal of Convertible Debt outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
October 1, 2021 - October 31, 2021	—	$—	—
November 1, 2021 - November 30, 2021	1,226,326	$83.15	1,226,326
December 1, 2021 - December 31, 2021	750,165	$85.36	750,165
	1,976,491		1,976,491	$3,834.0

(1) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated.	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021.	8-K	000-21184	3.1	May 28, 2021

10.1	2004 Equity Incentive Plan, as amended and restated on October 12, 2021	10-Q	000-21184	10.1	November 4, 2021

10.2	2001 Employee Stock Purchase Plan, as amended through October 12, 2021.	10-Q	000-21184	10.2	November 4, 2021

10.3	1994 International Employee Stock Purchase Plan, as amended through October 12, 2021.	10-Q	000-21184	10.3	November 4, 2021

10.4	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.4	November 4, 2021

10.5	Amended and Restated Credit Agreement, dated as of December 16, 2021, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	December 16, 2021

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document					X

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 3, 2022	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)