Form 10-K
period 2022-03-31
MICROCHIP TECHNOLOGY INC
filed 2022-05-20
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2022

OR

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

MICROCHIP TECHNOLOGY INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	0-21184	86-0629024
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(IRS Employer Identification No.)

2355 W. Chandler Blvd., Chandler, AZ  85224-6199
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2021 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $41.7 billion.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 12, 2022: 554,501,300 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2021	II
Proxy Statement for the 2022 Annual Meeting of Stockholders	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, matured on June 1, 2021
4.333% 2023 Notes	2023 Senior Unsecured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provided for a term loan facility
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P.Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
SRAM	Static random access memory
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.00 billion term loan facility available under the Credit Agreement prior to the December 16, 2021 amendment to such agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

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

Item 1. Business

Overview

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, data centers, artificial intelligence and machine learning, Internet of Things (IoT) and edge computing, advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Business and Macroeconomic Environment

The COVID-19 pandemic initially resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. However, in the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. In response to global supply constraints, we worked to mitigate the impact of the pandemic on our business by qualifying alternative suppliers, increasing our inventory of raw materials, ramping our internal factories and adding assembly and test capacity to increase our manufacturing capability while securing additional capacity with our subcontractors wherever possible. However, strong customer demand outpaced capacity improvements in fiscal 2022 as we continued to experience constraints in our internal and external factories and their related manufacturing supply chains. We expect that certain supply chain constraints will persist through calendar 2022 and into calendar 2023. In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog.

In response to the pandemic, we have taken proactive preventative measures to enable a safe environment for our employees and operation of our manufacturing sites. While our global manufacturing sites are fully operational, we strategically implemented plans intended to provide more assurance of business continuity in the event severe outbreaks or government requirements were to impact our operations.

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

The increasing demand for embedded control systems has made the market for microcontrollers a significant segment of the semiconductor market at $22.5 billion in calendar year 2021.  Microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall microcontroller market.  16-bit and 32-bit microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the end customer system is manufactured. Some versions of FPGAs also include a microcontroller or microprocessor core to provide additional system on chip functionality for compute intensive tasks. The analog and mixed-signal segment of the semiconductor market was $72.8 billion in calendar year 2021, and this market is fragmented into a large number of sub segments.

Our Products

Our strategic focus is on providing cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Microcontrollers

We offer a broad family of proprietary general purpose microcontroller products marketed under multiple brand names.  We believe that our microcontroller product families provide leading function and performance characteristics in the worldwide microcontroller market. We target the 8-bit, 16-bit, and 32-bit microcontroller and 32-bit embedded microprocessor markets.  We have shipped more than 31.6 billion microcontrollers to customers worldwide since 1990.  We also offer specialized microcontrollers for automotive, industrial, computing, communications, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity applications.

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

Our technology licensing business generates license fees and royalties associated with technology licenses for the use of our SuperFlash® embedded flash and other technologies. We also generate fees for engineering services related to these technologies. We license our NVM technologies to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced microcontroller products, gate array, RF, analog and neuromorphic compute products that require embedded non-volatile memory.

Our memory products consist of EEPROMs, Serial Flash memories, Parallel Flash memories, Serial SRAM memories and EERAMs. Serial EEPROMs, Serial Flash memories, Serial SRAMs and EERAMs have a very low I/O pin requirement, permitting production of very small footprint devices. We sell our memory products primarily into the embedded control market, complementing our microcontroller offerings.

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

We believe that familiarity with and adoption of development tools from Microchip as well as from third-party development tool partners by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard microcontrollers.

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

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, but predominantly utilizes our 0.25 microns to 1.0 microns processes.  During fiscal 2022, we increased Fab 2's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2022, we increased Fab 4's capacity to support more advanced technologies by making process improvements, upgrading existing equipment, and adding equipment. A significant amount of additional clean room capacity in Fab 4 is being brought on line to support incremental wafer fabrication capacity needs.

Fab 5 currently manufactures discrete and specialty products in addition to a lower volume of a diversified set of standard products.

We believe the combined capacity of Fab 2, Fab 4, and Fab 5 will allow us to respond to future demand of internally fabricated products with incremental capital expenditures.

As a result of our acquisition of Microsemi, we acquired several smaller wafer fabrication facilities, which utilize older technologies that are appropriate for the discrete products they manufacture. We currently plan to continue to operate these fabrication facilities with modest investment to keep them operational with the exception of the facility in Santa Clara, California, which we closed in fiscal 2022.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2022, approximately 60% of our sales came from products that were produced at outside wafer foundries.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2022, we increased capacity at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2022, approximately 59% of our assembly requirements were being performed in our internal facilities and approximately 64% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. Over time, we intend to continue to migrate a portion of the outsourced assembly and test activities to our internal facilities.

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

Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules.  In order to respond to such requirements, we have historically maintained a significant work-in-process and finished goods inventory. Refer to Note 3 for a summary of our long-lived assets, consisting of property, plant and equipment and right-of-use assets, by geography.

We have many suppliers of raw materials and subcontractors that provide our various materials and service needs. We generally seek to have multiple sources of supply for our raw materials and services, but, in some cases, we may rely on a single or limited number of suppliers.

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

In fiscal 2022 and fiscal 2021, we derived 48% and 50%, respectively, of our net sales through distributors compared to 52% and 50%, respectively, of our net sales from customers serviced directly by us. The decrease in the distribution percentage of our total net sales was primarily due to lower Preferred Supply Program participation among our distributors as priority of supply under the Preferred Supply Program is more prevalent with direct customers. No distributor or end customer accounted for more than 10% of our net sales in fiscal 2022 or fiscal 2021.

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

 Competition

The semiconductor industry is intensely competitive and has historically been characterized by price erosion and rapid technological change.  We compete with major domestic and international semiconductor companies, some of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.  We also compete with a number of companies that we believe have copied, cloned, pirated or reverse engineered our proprietary product lines in such countries as China and Taiwan.  We are continuing to take actions to vigorously and aggressively defend and protect our intellectual property on a worldwide basis.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2022 through 2041.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

We have also entered into certain in-bound and outbound intellectual property licenses and cross-licenses with other companies and those licenses relate to semiconductor products and manufacturing processes.  As is typical in the semiconductor industry, we and our customers from time to time receive, and may continue to receive, demand letters from third parties asserting infringement of patent and other intellectual property rights.  We diligently investigate all such notices and respond as we believe appropriate.  In most cases we believe that we can obtain necessary licenses on commercially reasonable terms, however, we cannot be certain that this would be the case, or that litigation or damages for any past infringement could be avoided. Licensees of our technology may become unable to pay, and have in the past and are currently disputing their obligations to pay us royalties or fees. Litigation, arbitration or other proceedings, which could result in substantial costs and require significant attention from management, has been and is expected to be necessary to enforce our intellectual property rights, or to defend against claimed infringement of the rights of others.  The failure to obtain necessary licenses, the necessity of engaging in defensive legal proceedings, or any negative results of these proceedings could harm our business.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes.  Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations. Any changes in such regulations or in their enforcement could result in an increase in capital expenditures such as acquiring costly equipment or other significant expenses to comply with environmental regulations.  Any failure by us to adequately control the storage, use, discharge and disposal of regulated substances could result in significant future liabilities.

Increasing public attention has been focused on the environmental impact of electronic manufacturing operations.  While we have not experienced any materially adverse effects on our operations from recently adopted environmental regulations, technological changes, or weather, our business and results of operations could suffer if for any reason we fail to control the storage or use of, or to adequately restrict the discharge or disposal of, hazardous substances under present or future environmental regulations.

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 21,000 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

Culture and Core Values

Before Microchip went public in 1993, Microchip created a cultural framework to unite its employees through shared workplace values, and to guide employees’ strategies, decisions, actions and job performance. Microchip’s culture is centered on a values-based, highly-empowered, continuous-improvement oriented approach. This corporate culture strengthens our business, and enables us to fulfill our purpose. Our focus on communication aims to provide transparency among leadership, to promote trust among employees, and is a critical part of Microchip’s culture. Our culture is important to our employees, and is a key reason why we have had a strong worldwide retention rate for many years, and have a significant number of employees with long tenure with Microchip that have grown from individual contributors in the early stages of their careers into senior leadership positions today. This long tenure among our employee-base results in deep relationships and trust being built among colleagues, retention of our knowledge base, and continuation of our culture. More information on our Guiding Values can be found at www.microchip.com/en-us/about/investors/investor-information/mission-statement.

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

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2022:

Name	Age	Position
Ganesh Moorthy	62	President, Chief Executive Officer, and Director
Steve Sanghi	66	Executive Chair
J. Eric Bjornholt	51	Senior Vice President and Chief Financial Officer
Stephen V. Drehobl	60	Senior Vice President, MCU8 and MCU16 Business Units
Mitchell R. Little	70	Senior Vice President, Worldwide Client Engagement
Richard J. Simoncic	58	Senior Vice President, Analog Power and Interface Business Units

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

Mr. Sanghi transitioned to Executive Chair in March 2021. He served as Chief Executive Officer from October 1991 to March 2021 and as Chair of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. Mr. Sanghi served on the Board of Directors of Myomo, Inc., a publicly traded commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper-limb paralysis, from November 2016 through October 2019.  Mr. Sanghi served on the board of Mellanox Technologies Ltd., a publicly traded supplier of end-to-end Ethernet and InfiniBand intelligent interconnect solutions and services for servers, storage, and hyper-converged infrastructure, from February 2018 through April 2020. Mr. Sanghi was elected to the Board of Directors of Impinj, Inc. in March 2021 and will assume the role of Board Chair following Impinj's annual meeting of stockholders.

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

Mr. Little was promoted to Senior Vice President in 2019 and has served as Vice President of Worldwide Sales since July 2000.  He has been employed by Microchip since 1989 and has served as a Vice President in various roles since September 1993.  Mr. Little holds a B.S. degree in Engineering Technology from United Electronics Institute. In November 2021, Mr. Little notified the Company of his decision to retire from the Company effective May 31, 2022.

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
•dependence on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks;
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
•fines, restrictions or delay in our ability to export or import products, or increase costs associated with the manufacture or transfer of products;

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in China or the ongoing uncertainty surrounding the COVID-19 pandemic and its implications;
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as COVID-19), cybersecurity incidents, terrorist activity, armed conflict, war (including Russia's invasion of the Ukraine), worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
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

•rising interest rates or inflation; and
•property damage or other losses, whether or not covered by insurance.

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

We regularly review the financial performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of the COVID-19 pandemic, the enactment of broad sanctions by the U.S. or other countries against Russia, or risks of rising interest rates or inflation, may adversely impact their financial viability. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales.

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs, increase prices or are impacted by increases in tariffs.

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2022, we experienced increased prices at certain suppliers, and longer lead times for some assembly raw materials required for production purposes. Such conditions are expected to continue. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the impact of the COVID-19 pandemic, or the application of sanctions, trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

Our customers may also be adversely affected by these same issues. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, consolidation in their supply chain, the impact of the COVID-19 pandemic, or sanctions, trade restrictions or tariffs that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

We do not purchase significant amounts of equipment from Russia, Belarus, or the Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium and neon supply chains, at this time, our palladium and neon supply chains have been able to meet our needs. While sales of our products into the regions, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of the Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2022 and fiscal 2021, approximately 60% and 61%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors located primarily in Asia for a portion of the assembly and testing of our products. Specifically, during fiscal 2022, approximately 41% of our assembly requirements and 36% of our test requirements were performed by third-party contractors compared to approximately 47% of our assembly requirements and 43% of our test requirements during fiscal 2021. Due to increased demand for our products, we have taken actions in recent quarters to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be limited due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, further additional capacity with the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors. We expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, reduced availability of labor, assembly and test yields, or increased costs due to disruptions from the COVID-19 pandemic, political upheaval or infrastructure disruption. Additionally, our future operating results could suffer if our wafer foundries and other contractors increase the prices of the products and services that they provide to us. Some of our subcontractors in China experienced production difficulties due to COVID-19 related disruptions in March 2022, but this did not have a significant impact on our operating results. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner or on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

We are highly dependent on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan. During fiscal 2021, approximately 77% of our net sales were made to foreign customers, including 22% in China and 16% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in recent quarters, competition in China is intense, and China's economic growth has been projected to slow in calendar 2022. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, the impact of COVID-19 related lockdowns in the first quarter of calendar 2022 has adversely impacted Chinese customers and the supply chain. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

We do not have significant sales or operations in Russia, Belarus, or the Ukraine, and we do not purchase significant amounts of equipment from these regions. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium and neon supply chains due to the Russia Ukraine conflict, at this time, our palladium and neon supply chains have been able to meet our needs. While sales of our products into the regions impacted by the Russia Ukraine conflict, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of the Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial condition.

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

In February 2021, we announced our Preferred Supply Program which offers our customers the ability to receive prioritized capacity. To participate in the program, customers have to place 12 months of orders, which cannot be cancelled or rescheduled except in the event of price increases. The capacity priority began for shipments in July 2021. The program is not a guarantee of supply; however, it will provide the highest priority for those orders which are under this program, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under this new program. We believe this program will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since this is a new program, there can be no assurance that the program will be successful or that it will benefit our business. In the event that customers under this program attempt to cancel or reschedule orders, we may have to take legal or other action to enforce the terms of the program, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. Additionally, as orders under this program cannot be cancelled or returned except in the event of price increases, this may result in customers holding excess inventory of our products and thus decrease their need to place new orders in later periods.

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

We have experienced, and may experience in the future, modest pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. At this time, we are not experiencing these types of pricing declines due to favorable industry conditions and demand. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures in our memory and non-proprietary products in our analog product line. At this time, we are not experiencing these types of pricing declines due to favorable industry conditions and demand. In fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, which could adversely impact our operating results.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In fiscal 2022, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue. In fiscal 2021, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $29.6 million.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from consumer markets and international sales, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of continued strong demand in the industry, the COVID-19 pandemic or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 48% of our net sales in fiscal 2022 and approximately 50% of our net sales in fiscal 2021. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 becomes more severe. In the future, local governments could require us to reduce production, cease operations at any of our facilities, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders.

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

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements and mandatory vaccine requirements, or the impact of the COVID-19 pandemic.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

The U.S. government and its contractors may terminate their contracts with us at any time. For example, in 2014, the U.S. government terminated a $75 million contract with Microsemi.  Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our Microsemi acquisition.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certification that we may not meet, or choose to meet. Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities.  Any failure to comply with these requirements may result in fines and penalties, or loss of current or future business, that may materially and adversely affect our operating results.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 11 to our consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2022, we had goodwill of $6.67 billion and net intangible assets of $4.04 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2022 or fiscal 2021. In fiscal 2022, we recognized $3.0 million of intangible asset impairment charges. No intangible asset impairment charges were recorded in fiscal 2021. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

If we fail to maintain proper and effective internal control and remediate any future control deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors.

We have in the past identified a material weakness in our internal controls related to accounting for income taxes and we also identified a material weakness in our internal controls related to IT system access. Although such material weaknesses were remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified in recent periods in our industry due to high demand for skilled employees. Availability of labor is currently constrained in certain geographic markets in which we operate due to the tight and competitive labor market across our industry. Competition for available labor has intensified for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry.

Our ability to attract and retain skilled employees such as management, technical, marketing, sales, research and development, manufacturing, and operational personnel is critical to our business. We rely on a direct labor force at our manufacturing facilities. Any inability to maintain our labor force at our facilities may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand, and ultimately could materially and adversely affect our business, financial condition and results of operations. Our inability to attract and retain hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We have no employment agreements with any member of our senior management team, and it is possible that they could leave with little or no notice, which could make it more difficult for us to execute our planned business strategy. Our inability to retain, attract or motivate personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Cybersecurity, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, or improper handling of data, could adversely affect our business.

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

We have experienced verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged outside legal counsel and a leading forensic investigatory firm with experience in such matters. We took steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures. We have analyzed the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods.

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, recent system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions or limiting the damage from any future cyber-attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

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

With the exception of orders placed under our Preferred Supply Program, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we do enter into customer contracts (other than under our Preferred Supply Program), the contract is generally cancelable based on standard terms and conditions. Under our Preferred Supply Program, customers may cancel contracts in the event of price increases. While we had approximately 124,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in fiscal 2022, and five of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

Certain customer contracts differ from our standard terms of sale. For some of the markets that we sell into, such as the automotive and personal computer markets, our customers may have negotiating leverage over us as a result of their market size. For example, under certain contracts we have committed to supply products on scheduled delivery dates, or extended our obligations for liabilities such as warranties or indemnification for quality issues or intellectual property infringement. If we are unable to supply the customer as contractually required, the customer may incur additional production costs, lost revenues due to delays in their manufacturing schedule, or quality-related issues. We may be liable for costs and damages associated with customer claims, and we may be obligated to defend the customer against claims of intellectual property infringement and pay associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks of such liabilities, and set caps on our liability exposure, sometimes we are unable to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have, and may in the future, have to agree to uncapped liability for such items as intellectual property infringement or product failure. This exposes us to risk of liability far exceeding the purchase price of the products sold under such contracts, the lifetime revenues we receive under such contracts, or potential consequential damages. Further, where we do not have negotiated customer contracts, our customer's order terms may govern the transaction and contain terms unfavorable to us. These risks could result in a material adverse impact on our results of operations and financial condition.

Failure to adequately protect our intellectual property could result in lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be expensive, and patents may not be issued from currently pending or future applications. In addition, our existing and new patents, trademarks and copyrights that are issued may not have sufficient scope or strength to provide meaningful protection or commercial advantage to us. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third-party could result in uncompensated lost market and revenue opportunities for us. Although we continue to aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful.

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

Regulatory authorities in jurisdictions into or from which we ship our products or import supplies could levy fines, restrict or delay our ability to export products or import supplies, or increase costs associated with the manufacture or transfer of products.

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EARs, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of the Ukraine. Sanctions against Belarus and certain Ukraine regions were later implemented. Because the actions by Russia against the Ukraine are in conflict with our Guiding Values, Microchip chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. An additional example occurred in April 2018, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and Belarus effective March 2021, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and is expected to continue to issue guidelines and proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The current administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated support for significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of the Ukraine. Sanctions against Belarus and certain Ukraine regions were later implemented. Because the actions by Russia against the Ukraine are in conflict with our Guiding Values, Microchip chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

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

Climate change regulations or voluntary actions we may have taken as part of our Environmental, Social, and Governance initiatives could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, obtain new permits or undertake other costly activities. Failure to obtain required permits could result in fines, suspension or cessation of production. Restrictions on emissions could result in significant costs such as higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such regulations could restrict our manufacturing operations, increase our costs, and have an adverse effect on our operating results.

The SEC has recently proposed a rule entitled Enhancement and Standardization of Climate-Related Disclosures for Investors. While the proposed rule is not yet in effect and is subject to change as a result of the SEC comment process, if it were to go in effect in its current form, we would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification. Further, certain elements of the proposed rule, such as mandatory third-party verification of emissions, may be difficult to comply with in the proposed required timeframe as there may be an insufficient number of qualified third-party verification entities to meet demand.

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

In connection with our acquisitions of Microsemi and Atmel, we assumed pension plans that cover certain French and German employees. Most of these plans are unfunded in compliance with statutory requirements, and we have no immediate intention of funding these plans. The projected benefit obligation totaled $74.6 million at March 31, 2022. Benefits are paid when amounts become due. We expect to pay approximately $1.6 million in fiscal 2023 for benefits earned. Should regulations require funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of March 31, 2022, the principal amount of our outstanding indebtedness was $7.84 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At March 31, 2022, we had $1.40 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At March 31, 2022, we had $5.60 billion in aggregate principal amount of Senior Notes and $838.1 million in aggregate principal of Convertible Debt outstanding.

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

The conversion of some or all of our outstanding Convertible Debt will dilute the ownership interest of our existing stockholders to the extent we deliver common stock upon conversion of such debt. Following our irrevocable settlement election made on April 1, 2022, upon conversion, we are required to satisfy our conversion obligation with respect to such converted Convertible Debt by delivering cash equal to the principal amount of such converted Convertible Debt and cash and shares of common stock or any combination, at our option, with respect to any conversion value in excess thereof (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Convertible Debt as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Debt may encourage short selling by market participants because the conversion of the Convertible Debt could be used to satisfy short positions, or anticipated conversion of the Convertible Debt into shares of our common stock could depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At March 31, 2022, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	687,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Lamesa, Calamba, Philippines	610,300	Assembly and test, warehousing and administrative offices
Chacherngsao, Thailand	498,100	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Colorado Springs, Colorado	480,000	Wafer fabrication (Fab 5), test and R&D
Canlubang, Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Tempe, Arizona	388,100	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bangalore, India	294,000	R&D center, sales and marketing support and administrative offices
Chacherngsao, Thailand	267,100	Assembly and test, warehousing and administrative offices
Chennai, India	187,000	R&D center
Lawrence, Massachusetts	160,000	Manufacturing and administrative offices
Rousset, France	144,500	Test, R&D and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Neckarbischofsheim, Germany	83,800	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,100	Manufacturing
Heilbronn, Germany	48,000	R&D and administrative offices
Karlsruhe, Germany	46,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing support and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices

In addition to the facilities we own, we lease several manufacturing, research and development facilities and sales offices in North America, Europe and Asia.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

See page 42 for a discussion of the capacity utilization of our manufacturing facilities.

Item 3. Legal Proceedings

Refer to Note 11 to our consolidated financial statements for information regarding legal proceedings.

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index
$500
$400
$300
$200
$100
$0
2017
2018
2019
2020
2021
2022
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2017 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March 2017	March 2018	March 2019	March 2020	March 2021	March 2022
Microchip Technology Incorporated	100.00	125.97	116.39	96.66	224.15	219.65
S&P 500 Stock Index	100.00	113.99	124.82	116.11	181.54	209.94
Philadelphia Semiconductor Index	100.00	133.58	143.08	157.93	331.62	368.27

Data acquired by Research Data Group, Inc. (www.researchdatagroup.com)

The information in this Form 10-K appearing under the heading "Stock Price Performance Graph" is being "furnished" pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act except to the extent that we specifically request that it be treated as such.

On May 12, 2022, there were approximately 546 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 50 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2022.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
January 1, 2022 - January 31, 2022	—	$—	—
February 1, 2022 - February 28, 2022	2,115,188	$73.14	2,115,188
March 1, 2022 - March 31, 2022	1,519,444	$69.06	1,519,444
	3,634,632		3,634,632	$3,574.4

(1) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "plan," "expect," "future," "continue," "intend" and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 12 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•Our expectation that certain supply chain constraints will continue through calendar 2022 and into calendar 2023;
•That local governments could require us or our suppliers to reduce production, cease operations, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders;
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
•Our expectation that our days of inventory at June 30, 2022 will be 128 to 134 days;
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
•Our expectation that foundry capacity will continue to be limited due to strong demand for wafers across the industry;
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
•Our expectation that our reliance on third-party contractors may increase over time as our business grows;
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

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including "Item 8. Financial Statements and Supplementary Data." For an overview of our business and recent trends, refer to "Part I Item 1. Business."

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2022 compared to fiscal 2021, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources." Our liquidity and capital resources section generally discusses fiscal 2022 compared to fiscal 2021. For our discussion of our fiscal 2021 results compared to fiscal 2020 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC on May 18, 2021, which is incorporated by reference herein.

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

Sales to our distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract until the distributor has sent in a purchase order, we have acknowledged the order, we have deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. As is customary in the semiconductor industry, we offer price concessions and stock rotation rights to many of our distributors. As these are forms of variable consideration, we estimate the amount of consideration to which we will be entitled using recent historical data and applying the expected value method. After the transaction price has been determined and allocated to the performance obligations, we recognize revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at, or near to, the time risk and title of the inventory transfers to the distributor.

Sales to our direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract until the direct customer has sent in a purchase order, we have acknowledged the order and deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. After the transaction price has been determined and allocated to the performance obligations, we recognize revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at, or near to, the time risk and title of the inventory transfers to the customer.

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

Business Combinations

All of our business combinations are accounted for at fair value under the acquisition method of accounting.  Under the acquisition method of accounting, (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an intangible asset at the acquisition date and amortized once the technology reaches technological feasibility; (iv) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will be recognized through income tax expense.  The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment.  The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach.  The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates:  revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows.  Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. On an annual basis, we test goodwill for impairment and through March 31, 2022, we have never recorded an impairment charge related to goodwill.

Share-based Compensation

We utilize RSUs with a service condition as our primary equity incentive compensation instrument for employees and also grant market-based and performance-based PSUs to executive officers and employees. Share-based compensation cost for RSUs with a service condition or performance-based PSUs is measured on the grant date based on the fair market value of our common stock discounted for expected future dividends and is recognized as expense on a straight-line basis over the requisite service periods. We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility. Total share-based compensation expense recognized during the fiscal 2022 was $210.2 million, of which $175.9 million was reflected in operating expenses and $34.3 million was reflected in cost of sales. Total share-based compensation included in our inventory was $7.5 million at March 31, 2022.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, we evaluate projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and provide reserves for inventory on hand in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

In periods where our production levels are substantially below our normal operating capacity, the reduced production levels of our manufacturing facilities are charged directly to cost of sales. During fiscal 2022, we operated at above normal capacity levels. During fiscal 2021, we operated at below normal capacity levels primarily due to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $29.6 million.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for fiscal 2022 and fiscal 2021:

	Fiscal Year Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	34.8	37.9
Gross profit	65.2	62.1

Research and development	14.5	15.4
Selling, general and administrative	10.5	11.2
Amortization of acquired intangible assets	12.7	17.1
Special charges and other, net	0.4	—
Operating income	27.1%	18.4%

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

The following table summarizes our net sales for fiscal 2022 and fiscal 2021 (dollars in millions):

	Fiscal Year Ended March 31,
	2022	2021	Change
Net sales	$6,820.9	$5,438.4	25.4%

The increase in net sales in fiscal 2022 compared to fiscal 2021 was primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions continued to be exceptionally strong in fiscal 2022. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been passing on to our customers in the form of price increases. These price increases also contributed to the increase in net sales during fiscal 2022 compared to fiscal 2021. Our price increases were implemented at various times and in various amounts throughout fiscal 2022 with respect to our very broad range of customers and products. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales.

The net sales value of inventory at our distributor customers increased $11.2 million during fiscal 2022 compared to a decrease of $10.4 million during fiscal 2021. Excluding the impact of changes in distributor inventory levels on net sales, net sales increased by 25.0% in fiscal 2022 compared to fiscal 2021. Our price increases positively impacted net sales during fiscal 2022. Additionally, demand for our products was positively impacted by strength in our microcontroller and analog product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the change other than net demand fluctuations in the end markets that we serve.

Other factors that we believe contributed to changes in our reported net sales for fiscal 2022 compared to fiscal 2021 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in fiscal 2022 or fiscal 2021.

Net sales by product line for fiscal 2022 and fiscal 2021 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2022	%	2021	%
Microcontrollers	$3,814.8	56.0	$2,961.0	54.5
Analog	1,939.1	28.4	1,519.8	27.9
Other	1,067.0	15.6	957.6	17.6
Total net sales	$6,820.9	100.0	$5,438.4	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 56.0% and 54.5% of our net sales in fiscal 2022 and fiscal 2021, respectively.

Net sales of our microcontroller products increased approximately 28.8% in fiscal 2022 compared to fiscal 2021. The increase in net sales was due primarily to strength in demand for our microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 28.4% and 27.9% of our net sales in fiscal 2022 and fiscal 2021, respectively.

Net sales from our analog product line increased approximately 27.6% in fiscal 2022 compared to fiscal 2021. The increase in net sales was primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.6% and 17.6% of our net sales in fiscal 2022 and fiscal 2021, respectively.

Net sales related to these products and services increased approximately 11.4% in fiscal 2022 compared to fiscal 2021. The increase in net sales was primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 48% and 50% of our net sales in fiscal 2022 and fiscal 2021, respectively. The decrease in the distribution percentage of our total net sales is due to lower Preferred Supply Program participation among our distributors as priority of supply under the Preferred Supply Program is more prevalent with direct customers. No distributor or end customer accounted for more than 10% of our net sales in fiscal 2022 or fiscal 2021. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At March 31, 2022, our distributors maintained 17 days of inventory of our products compared to 22 days at March 31, 2021. Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days. Inventory holding patterns at our distributors may have a material impact on our net sales. Our distributor inventory days are at historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for fiscal 2022 and fiscal 2021 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2022	%	2021	%
Americas	$1,659.3	24.3	$1,389.1	25.5
Europe	1,391.0	20.4	1,042.9	19.2
Asia	3,770.6	55.3	3,006.4	55.3
Total net sales	$6,820.9	100.0	$5,438.4	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 78% and 77% of our net sales in fiscal 2022 and fiscal 2021, respectively. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total net sales increased in fiscal 2022 compared to fiscal 2021 primarily due to strength in demand in our microcontroller and analog product lines. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in fiscal 2022 was $4.45 billion, or 65.2% of net sales, compared to $3.38 billion, or 62.1% of net sales, in fiscal 2021. The following table summarizes the material and primary drivers of our change in gross profit as a percentage of net sales, with the material factors discussed in more detail below the table (dollars in millions):

Gross Profit	% of Net Sales
$3,378.8	62.1	Fiscal Year Ended March 31, 2021
845.4	—	Increase in semiconductor net sales at prior year gross margins and excluding the impact of other factors quantified in this table
29.6	0.4	Impact of unabsorbed capacity charges
152.5	2.1	Net impact of product mix and average gross profit per unit
19.1	0.2	Increase in net sales to licensing customers, which has no associated cost of sales
24.2	0.4	Net impact of excess and obsolete inventories
$4,449.6	65.2	Fiscal Year Ended March 31, 2022

Unabsorbed capacity charges - When production levels are below normal capacity, which we measure as a percentage of the capacity of the installed equipment, we charge cost of sales for the unabsorbed capacity. We consider normal capacity at Fab 2 and Fab 4 to be 90% to 95%. We consider normal capacity at Fab 5 to be 70% to 75%. During fiscal 2022, we operated at above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue. During fiscal 2021, we operated at below normal capacity levels primarily due to general economic conditions and uncertainty from the COVID-19 pandemic resulting in unabsorbed capacity charges of $29.6 million. We adjust our wafer fabrication and assembly and test capacity utilization as required to respond to actual and anticipated business and industry-related conditions.

Net impact of product mix and average gross profit per unit - The net impact of product mix and average gross profit per unit may fluctuate over time due to sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. During fiscal 2022, product mix resulted in a decrease of $152.5 million in cost of goods sold and an increase in gross profit compared to fiscal 2021.

Our overall inventory levels were $854.4 million at March 31, 2022, compared to $665.0 million at March 31, 2021. We maintained 125 days of inventory on our balance sheet at March 31, 2022 compared to 112 days of inventory at March 31, 2021. We expect our days of inventory levels at June 30, 2022 to be 128 to 134 days.

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

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During fiscal 2022, approximately 59% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 53% during fiscal 2021. During fiscal 2022, approximately 64% of our test requirements were performed in our internal test facilities, compared to approximately 57% during fiscal 2021. The increases in the percentage of assembly and test operations that were performed internally in fiscal 2022 compared to fiscal 2021 are primarily due to our investments in assembly and test equipment, which increased our internal capacity capabilities. Third-party contractors located primarily in Asia perform the balance of our assembly and test operations. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 60% of our net sales came from products that were produced at outside wafer foundries in fiscal 2022, compared to 61% in fiscal 2021.

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

Research and Development

R&D expenses for fiscal 2022 were $989.1 million, or 14.5% of net sales, compared to $836.4 million, or 15.4% of net sales, for fiscal 2021. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $152.7 million, or 18.3%, for fiscal 2022 compared to fiscal 2021. The primary reason for the increase in R&D expenses in fiscal 2022 compared to fiscal 2021 was higher compensation costs. In the first half of fiscal 2021, we initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs and discretionary spending. However, in December 2020, we restored previous reductions in compensation and resumed hiring.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2022 were $718.9 million, or 10.5% of net sales, compared to $610.3 million, or 11.2% of net sales, for fiscal 2021.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $108.6 million, or 17.8%, for fiscal 2022 compared to fiscal 2021. The primary reason for the increase in selling, general and administrative expenses was higher compensation costs. In the first half of fiscal 2021, we initially implemented measures to help prepare for economic uncertainty, such as employee salary cuts, limiting hiring, reducing business travel costs and discretionary spending. However, in December 2020, we restored previous reductions in compensation and resumed hiring.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2022 was $862.5 million compared to $932.3 million in fiscal 2021. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods.

Special Charges and Other, Net

During fiscal 2022, we incurred special charges and other, net of $29.5 million primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency, legal contingencies and exiting non-manufacturing facilities including contract termination costs, employee severance, and the disposal of assets. During fiscal 2021, we incurred special charges and other, net of $1.7 million primarily related to the restructuring of our wafer fabrication operations partially offset by asset sales and other acquisition related activity. Restructuring expenses incurred during fiscal 2022 and fiscal 2021 include $21.1 million and $15.0 million, respectively, related to the restructuring of our wafer fabrication operations.

Other Income (Expense)

Interest income in fiscal 2022 was $0.5 million compared to $1.7 million in fiscal 2021.

Interest expense in fiscal 2022 was $257.0 million compared to $356.9 million in fiscal 2021. The primary reason for the decrease in interest expense in fiscal 2022 compared to fiscal 2021 relates to the cumulative pay down of our debt and lower interest rates on our outstanding variable rate debt.

Loss on settlement of debt in fiscal 2022 was $113.4 million compared to $299.6 million in fiscal 2021. In fiscal 2022, the losses primarily related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the amendment and restatement of our Credit Agreement and the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes. In fiscal 2021, the losses primarily related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the payment of all amounts outstanding under our Bridge Loan Facility, and our Term Loan Facility. The net losses recognized on the settlement of our Convertible Debt are comprised of two components (i) the inducement loss, which is the excess of the fair value of the consideration provided to the holder over the fair value of the debt and (ii) the extinguishment loss or gain, which is the difference between the fair value of the debt component and the carrying value on the settlement date.

Other income, net, in fiscal 2022 was $2.8 million compared to other loss, net of $3.8 million in fiscal 2021. The primary reasons for the change in other (loss) income, net during fiscal 2022 compared to fiscal 2021 relates to foreign currency exchange rate fluctuations and gains on equity investments.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates in fiscal 2022 and fiscal 2021 is not meaningful due to the amount of pre-tax income, and income tax benefit recorded during the prior period.

Our effective tax rate in fiscal 2022 includes a $49.5 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 3.3%; a $17.6 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 1.2%; a $47.1 million tax benefit related to changes in various tax reserves, which reduced our effective tax rate by 3.2%; a $139.9 million tax expense for the effects of foreign operations, which increased our effective tax rate by 9.4%; and a $25.5 million tax benefit related to the settlement of convertible debt, which reduced our effective tax rate by 1.7%.

Our effective tax rate in fiscal 2021 includes a $47.6 million tax benefit received from generated R&D credits, which reduced our effective tax rate by 14.0%; a $12.3 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 3.6%; a $28.1 million tax expense related to changes in various tax reserves, which increased our effective tax rate by 8.3%; a $122.5 million tax expense for the effects of foreign operations, which increased our effective tax rate by 36.1%; a $48.1 million tax benefit related to the settlement of convertible debt, which reduced our effective tax rate by 14.2%; and a $63.8 million tax benefit related to intra-group transfers of certain intellectual property rights, which reduced our effective tax rate by 18.8%. The tax benefit for the intra-group asset transfers primarily consisted of $155.5 million recorded as a deferred tax asset which represents the book and tax basis difference on the transferred assets measured based on the new applicable statutory tax rate, as well as the reversal of the pre-existing deferred tax asset of $90.3 million, which represents the book and tax basis difference on the transferred assets measured based on the applicable statutory tax rate prior to the transfer. Over the next 15 years, we expect to be able to realize the future tax benefit of the deferred tax assets resulting from the intra-group asset transfers. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied with respect to the valuation of intellectual property rights. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing the intellectual property rights transferred, which could increase our future effective income tax rate and harm our future results of operations.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of fiscal 2022 and fiscal 2021 was approximately 22%. Our non-U.S. blended statutory tax rates in fiscal 2022 and fiscal 2021 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations and assets in Thailand and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate.

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

Liquidity and Capital Resources

We had $319.4 million in cash, cash equivalents and short-term investments at March 31, 2022, an increase of $37.4 million from the March 31, 2021 balance.

Operating Activities

Net cash provided by operating activities was $2.84 billion for fiscal 2022, primarily due to higher net income of $1.29 billion, adjusted for non-cash and non-operating charges of $1.52 billion and net cash inflows of $34.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2022 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased production levels and higher costs of materials and production costs in support of customer demand for our products, offset by increases in accounts payable, accrued and other liabilities driven by timing of payments to our suppliers, higher accrued employee compensation and sales related reserves. Net cash provided by operating activities was $1.92 billion for fiscal 2021, primarily due to net income of $349.4 million, adjusted for non-cash and non-operating charges of $1.59 billion and net cash outflows of $27.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2021 include an increase in trade accounts receivable and lower inventories related to improved business conditions in the second half of fiscal 2021 as businesses recovered from the effects of the COVID-19 pandemic.

Investing Activities

Net cash used in investing activities was $477.7 million for fiscal 2022 compared to $173.3 million for fiscal 2021. Fiscal 2022 and fiscal 2021 investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $370.1 million and $92.6 million in fiscal 2022 and fiscal 2021, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021 we started to invest more significantly to expand manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue through calendar 2022 and into calendar 2023. We currently intend to invest between $450 million and $550 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Financing Activities

Net cash used in financing activities was $2.33 billion for fiscal 2022 compared to net cash used in financing activities of $1.86 billion for fiscal 2021. Significant transactions affecting our net financing cash flows include:
•in fiscal 2022, $1.38 billion of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt, our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in fiscal 2021, $1.41 billion of cash used to pay down certain principal of our debt, including our Revolving Credit Facility, Term Loan Facility and Bridge Loan Facility, and the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt, partially funded by the issuance of our senior notes, and
•in fiscal 2022 and fiscal 2021, we paid cash dividends to our stockholders of $503.8 million and $388.3 million, respectively, and
•in fiscal 2022, we repurchased shares of our common stock for $425.6 million.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of March 31, 2022, the principal amount of our outstanding indebtedness was $7.84 billion. At March 31, 2022, we had $1.40 billion of outstanding borrowings under the Revolving Credit Facility compared to $2.35 billion at March 31, 2021. During fiscal 2021, we used borrowings under our Revolving

Credit Facility and proceeds from the issuance of our 0.972% 2024 Notes to repay all amounts outstanding under our Term Loan Facility.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In fiscal 2022, we repurchased approximately 5.6 million shares of our common stock for $425.6 million under this authorization. We did not repurchase any shares of our common stock in fiscal 2021. As of March 31, 2022, we held approximately 23.3 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.05 billion. Cash dividends paid per share were $0.910 and $0.747 during fiscal 2022 and fiscal 2021, respectively. Total dividend payments amounted to $503.8 million and $388.3 million during fiscal 2022 and fiscal 2021, respectively. A quarterly dividend of $0.276 per share was declared on May 9, 2022 and will be paid on June 3, 2022 to stockholders of record as of May 20, 2022. We expect the aggregate cash dividend for the June 2022 quarter to be approximately $153.2 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 10. Leases", "Note 6. Debt" and "Note 12. Income Taxes" of the notes to our consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from the COVID-19 pandemic, rising interest rates, higher inflation, economic uncertainty, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, our long-term debt totaled $7.84 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.44 billion as of March 31, 2022. We do have interest rate exposure with respect to the $1.40 billion of our variable interest rate debt outstanding as of March 31, 2022. A 50-basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $7.0 million.

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

Management assessed our internal control over financial reporting as of March 31, 2022, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2022, which is included on page F-4.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, we transitioned certain of Microsemi's processes to our internal control processes and we expect to transition more of such processes throughout the remainder of calendar year 2022. Other than with respect to our transition of Microsemi to our systems and control environment as described above, during the three months ended March 31, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Steve Sanghi, our Executive Chair, J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer, Mitch Little, our Senior Vice President, Worldwide Client Engagement, and Matthew W. Chapman, our Board Member, have entered into trading plans as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2022 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2022 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

 Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2022 annual meeting of stockholders under the caption "Delinquent Section 16(a) Reports."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2022 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2022 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

 Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2022 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2022 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2022 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2022 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2022 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2022 annual meeting of stockholders.

 Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4
	Consolidated Balance Sheets as of March 31, 2022 and 2021	F-5
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2022	F-6
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2022	F-7
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2022	F-8
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2022	F-10
	Notes to Consolidated Financial Statements	F-11
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index, which is incorporated herein by this reference.
(b)         See Item 15(a)(3) above.
(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021	8-K	000-21184	3.1	May 28, 2021

4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	February 11, 2015

4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	February 15, 2017

4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	February 15, 2017

4.4	Description of Registered Securities	10-K	000-21184	4.4	May 22, 2020

4.5	Senior Secured Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	June 3, 2020

4.6	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	June 3, 2020

4.7	Form of 2.670% Senior Secured Note due 2023 (included in Exhibit 4.1 of 8-K filed on June 3, 2020)	8-K	000-21184	4.3	June 3, 2020

4.8	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2 of 8-K filed on June 3, 2020)	8-K	000-21184	4.4	June 3, 2020

4.9	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.1	December 2, 2020

4.10	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020)	8-K	000-21184	4.2	December 2, 2020

4.11	Senior Secured Notes Indenture, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	December 18, 2020

4.12	Form of 0.972% Senior Secured Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 18, 2020)	8-K	000-21184	4.2	December 18, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
4.13	Senior Secured Notes Indenture, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	May 28, 2021

4.14	Form of 0.983% Senior Secured Note due 2024 (included in Exhibit 4.1 of 8-K filed on May 28, 2021)	8-K	000-21184	4.2	May 28, 2021

10.1	Form of Capped Call Confirmation	8-K	000-21184	10.2	November 20, 2020

10.2	Amended and Restated Guaranty, dated as of May 29, 2018, made by the subsidiaries of Microchip Technology Incorporated party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.3	May 29, 2018

10.3	Amended and Restated Credit Agreement, dated as of December 16, 2021, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	December 16, 2021

10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers					X

10.5*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	October 25, 2004

10.6*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.7*	Form of Notice of Stock Option Grant and Stock Option Agreement	10-K	000-21184	10.18	May 30, 2019

10.8*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

10.9*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.10*	Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	January 7, 2020

10.11*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.12*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.13*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.14*	Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	May 24, 2016

10.15*	2004 Equity Incentive Plan, as amended and restated on October 12, 2021	10-Q	000-21184	10.1	November 4, 2021

10.16*	2001 Employee Stock Purchase Plan, as amended through October 12, 2021	10-Q	000-21184	10.2	November 4, 2021

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
10.17*	1994 International Employee Stock Purchase Plan, as amended through October 12, 2021	10-Q	000-21184	10.3	November 4, 2021

10.18*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)					X

10.19*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan					X

10.20*	Change of Control Severance Agreement	8-K	000-21184	10.1	December 18, 2008

10.21*	Change of Control Severance Agreement	8-K	000-21184	10.2	December 18, 2008

10.22	Development Agreement dated as of August 29, 1997 by and between Registrant and the City of Chandler, Arizona	10-Q	000-21184	10.1	February 13, 1998

10.23	Addendum to Development Agreement by and between Registrant and the City of Tempe, Arizona, dated May 11, 2000	10-K	000-21184	10.14	May 15, 2001

10.24	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	February 13, 1998

21.1**	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1**	Power of Attorney					X

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 20, 2022	By: /s/ Ganesh Moorthy
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 20th day of May, 2022.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Ganesh Moorthy	President, Chief Executive Officer, and Director	May 20, 2022
Ganesh Moorthy	(Principal Executive Officer)

/s/ Steve Sanghi	Executive Chair	May 20, 2022
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 20, 2022
Matthew W. Chapman

/s/ Esther L. Johnson	Director	May 20, 2022
Esther L. Johnson

/s/ Karlton D. Johnson	Director	May 20, 2022
Karlton D. Johnson

/s/ Wade F. Meyercord	Director	May 20, 2022
Wade F. Meyercord

/s/ Karen M. Rapp	Director	May 20, 2022
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 20, 2022
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2022

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

Unrecognized tax benefits

Description of the Matter
As more fully described in Note 12 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and its income tax returns are subject to examination by tax authorities in those jurisdictions that may challenge any tax position on these returns. Because the matters challenged by authorities are typically complex and subject to interpretation, their ultimate outcome is uncertain. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2022, the Company recognized accrued liabilities for unrecognized tax benefits associated with various tax positions totaling $804.1 million.

Because of the complexity of tax laws and regulations, auditing the recognition and measurement of unrecognized tax benefits requires a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for unrecognized tax benefits. This included testing controls over management’s review of the technical merits of tax positions, including the process to measure the financial statement impact of these tax matters.

Our audit procedures included, among others, evaluating the assumptions the Company used to develop its tax positions and related unrecognized tax benefit amounts by jurisdiction and testing the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. We involved our tax professionals located in the respective jurisdictions to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated tax or legal opinions or other third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 12 in relation to these tax matters.

Convertible debt transactions

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company privately negotiated several transactions to settle an aggregate of (1) $107.0 million principal amount of its 2015 Senior Convertible Debt, (2) $205.3 million principal amount of its 2017 Senior Convertible Debt and (3) $112.4 million principal amount of its 2017 Junior Convertible Debt. Through these transactions the Company provided holders an aggregate of (1) $424.7 million of cash and (2) 8.8 million shares of the Company’s common stock. The transactions were complex because the Company used significant judgment to estimate the current comparable borrowing rates for otherwise identical non-convertible debt instruments to determine the fair value of the liability components at each transaction date.

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

Our audit procedures included, among others, inspecting the transaction agreements and involving our internal valuation specialist to assist in evaluating the reasonableness of valuation methodologies, models and significant assumptions. We also performed sensitivity analyses to evaluate the reasonableness of certain significant assumptions, including the current comparable borrowing rates. We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also evaluated the Company’s financial statement disclosures related to these matters included in Note 6 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona
May 20, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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
May 20, 2022

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,
	2022	2021
Cash and cash equivalents	$317.4	$280.0
Short-term investments	2.0	2.0
Accounts receivable, net	1,072.6	997.7
Inventories	854.4	665.0
Other current assets	206.2	200.5
Total current assets	2,452.6	2,145.2
Property, plant and equipment, net	967.9	854.7
Goodwill	6,673.6	6,670.6
Intangible assets, net	4,043.1	4,794.8
Long-term deferred tax assets	1,797.1	1,749.2
Other assets	265.2	264.3
Total assets	$16,199.5	$16,478.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$344.7	$292.4
Accrued liabilities	1,054.3	794.3
Current portion of long-term debt	—	1,322.9
Total current liabilities	1,399.0	2,409.6
Long-term debt	7,687.4	7,581.2
Long-term income tax payable	704.6	689.9
Long-term deferred tax liability	39.8	43.9
Other long-term liabilities	473.9	417.1
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,396 shares issued and 554,500,524 shares outstanding at March 31, 2022; 568,958,158 shares issued and 547,057,188 shares outstanding at March 31, 2021	0.6	0.5
Additional paid-in capital	2,535.9	2,403.1
Common stock held in treasury: 23,304,872 shares at March 31, 2022; 21,900,970 shares at March 31, 2021	(796.3)	(433.8)
Accumulated other comprehensive loss	(20.6)	(26.2)
Retained earnings	4,175.2	3,393.5
Total stockholders' equity	5,894.8	5,337.1
Total liabilities and stockholders' equity	$16,199.5	$16,478.8

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net sales	$6,820.9	$5,438.4	$5,274.2
Cost of sales	2,371.3	2,059.6	2,032.1
Gross profit	4,449.6	3,378.8	3,242.1

Research and development	989.1	836.4	877.8
Selling, general and administrative	718.9	610.3	676.6
Amortization of acquired intangible assets	862.5	932.3	993.9
Special charges and other, net	29.5	1.7	46.7
Operating expenses	2,600.0	2,380.7	2,595.0

Operating income	1,849.6	998.1	647.1
Other income (expense):
Interest income	0.5	1.7	2.8
Interest expense	(257.0)	(356.9)	(497.3)
Loss on settlement of debt	(113.4)	(299.6)	(5.4)
Other income (loss), net	2.8	(3.8)	3.2
Income before income taxes	1,482.5	339.5	150.4
Income tax provision (benefit)	197.0	(9.9)	(420.2)
Net income	$1,285.5	$349.4	$570.6

Basic net income per common share	$2.33	$0.67	$1.19
Diluted net income per common share	$2.27	$0.65	$1.11
Dividends declared per common share	$0.910	$0.747	$0.733
Basic common shares outstanding	552.3	519.2	477.7
Diluted common shares outstanding	565.9	541.2	512.4

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net income	$1,285.5	$349.4	$570.6
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	6.9	(9.4)	1.4
Reclassification of realized transactions, net of tax effect	0.9	1.1	0.8
Change in net foreign currency translation adjustment	(2.2)	3.7	(1.8)
Other comprehensive income (loss), net of tax effect	5.6	(4.6)	0.4
Comprehensive income	$1,291.1	$344.8	$571.0

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,285.5	$349.4	$570.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143.5	1,153.3	1,215.6
Deferred income taxes	7.9	(138.9)	(490.3)
Share-based compensation expense related to equity incentive plans	210.2	198.3	170.2
Loss on settlement of debt	113.4	299.6	5.4
Amortization of debt discount	44.9	71.1	121.7
Amortization of debt issuance costs	11.5	17.1	17.1
Impairment of intangible assets	3.0	—	2.2
Other non-cash adjustment	(11.4)	(6.4)	(2.0)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(74.9)	(63.7)	(53.3)
(Increase) decrease in inventories	(177.8)	18.4	28.8
Increase in accounts payable and accrued liabilities	192.7	17.6	11.4
Change in other assets and liabilities	79.4	(16.7)	(13.1)
Change in income tax payable	14.8	17.4	(40.5)
Net cash provided by operating activities	2,842.7	1,916.5	1,543.8
Cash flows from investing activities:
Purchases of available-for-sale investments	—	—	(2.0)
Sales of available-for-sale investments and marketable equity securities	—	—	4.7
Proceeds from sales of assets	14.1	8.3	3.2
Investments in other assets	(121.7)	(89.0)	(71.5)
Capital expenditures	(370.1)	(92.6)	(67.6)
Net cash used in investing activities	(477.7)	(173.3)	(133.2)
Cash flows from financing activities: (1)
Proceeds from borrowings on Revolving Credit Facility	4,176.0	3,966.0	1,026.0
Repayments of Revolving Credit Facility	(5,123.5)	(4,007.9)	(1,904.0)
Proceeds from issuance of senior notes	997.0	3,577.8	—
Repayment of senior notes	(1,000.0)	—	—
Proceeds from borrowings on Bridge Loan Facility	—	—	611.9
Repayment of Bridge Loan Facility	—	(615.0)	—
Repayments of Term Loan Facility	—	(1,723.5)	(188.0)
Payments on settlement of convertible debt	(424.7)	(2,611.4)	(615.0)
Deferred financing costs	(8.5)	(21.2)	(8.9)
Purchase of capped call options	—	(35.8)	—
Proceeds from sale of common stock	70.5	60.3	58.8
Tax payments related to shares withheld for vested RSUs	(84.2)	(64.6)	(68.1)
Repurchase of common stock	(425.6)	—	—
Payment of cash dividends	(503.8)	(388.3)	(350.1)
Capital lease payments	(0.8)	(0.6)	(0.8)
Net cash used in financing activities	(2,327.6)	(1,864.2)	(1,438.2)
Net increase (decrease) in cash and cash equivalents	37.4	(121.0)	(27.6)
Cash and cash equivalents, and restricted cash at beginning of period	280.0	401.0	428.6
Cash and cash equivalents, and restricted cash at end of period	$317.4	$280.0	$401.0

	Fiscal Year Ended March 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Restricted cash	$—	$—	$25.0
Non-cash activities:
ROU assets obtained in exchange of lease liabilities	$27.5	$65.6	$24.8
Cash paid for:
Interest	$207.8	$265.4	$355.2
Income taxes	$141.4	$87.3	$101.3
Operating lease payments in operating cash flows	$45.7	$47.4	$46.5
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

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2019	506.5	$2,679.8	31.3	$(582.2)	$(20.7)	$3,210.6	$5,287.5
Net income	—	—	—	—	—	570.6	570.6
Other comprehensive income	—	—	—	—	0.4	—	0.4
Adoption of ASU 2018-02, cumulative adjustment	—	—	—	—	(1.3)	1.3	—
Proceeds from sales of common stock through employee equity incentive plans	6.4	58.8	—	—	—	—	58.8
RSU and SAR withholdings	(1.2)	(68.1)	—	—	—	—	(68.1)
Treasury stock used for new issuances	(5.2)	(81.6)	(5.2)	81.6	—	—	—
Shares issued to settle convertible debt	10.3	351.8	—	—	—	—	351.8
Settlement of convertible debt	—	(438.1)	—	—	—	—	(438.1)
Share-based compensation	—	172.7	—	—	—	—	172.7
Cash dividend	—	—	—	—	—	(350.1)	(350.1)
Balance at March 31, 2020	516.8	2,675.3	26.1	(500.6)	(21.6)	3,432.4	5,585.5
Net income	—	—	—	—	—	349.4	349.4
Other comprehensive loss	—	—	—	—	(4.6)	—	(4.6)
Proceeds from sales of common stock through employee equity incentive plans	5.4	60.3	—	—	—	—	60.3
RSU and SAR withholdings	(1.2)	(64.6)	—	—	—	—	(64.6)
Treasury stock used for new issuances	(4.2)	(66.8)	(4.2)	66.8	—	—	—
Shares issued to settle convertible debt	52.2	3,171.1	—	—	—	—	3,171.1
Settlement of convertible debt	—	(3,622.1)	—	—	—	—	(3,622.1)
Purchase of capped call options	—	(35.8)	—	—	—	—	(35.8)
Issuance of 2020 Senior Convertible Debt	—	87.7	—	—	—	—	87.7
Share-based compensation	—	198.5	—	—	—	—	198.5
Cash dividend	—	—	—	—	—	(388.3)	(388.3)
Balance at March 31, 2021	569.0	2,403.6	21.9	(433.8)	(26.2)	3,393.5	5,337.1
Net income	—	—	—	—	—	1,285.5	1,285.5
Other comprehensive income	—	—	—	—	5.6	—	5.6
Proceeds from sales of common stock through employee equity incentive plans	5.4	70.5	—	—	—	—	70.5
RSU and SAR withholdings	(1.2)	(84.2)	—	—	—	—	(84.2)
Treasury stock used for new issuances	(4.2)	(63.1)	(4.2)	63.1	—	—	—
Repurchase of common stock			5.6	(425.6)			(425.6)
Shares issued to settle convertible debt	8.8	670.7	—	—	—	—	670.7
Settlement of convertible debt	—	(668.5)	—	—	—	—	(668.5)
Share-based compensation	—	207.5	—	—	—	—	207.5
Cash dividend	—	—	—	—	—	(503.8)	(503.8)
Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8

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

In August 2021, at our Annual Meeting of Stockholders, our stockholders approved a two-for-one forward stock split and the amendment and restatement of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 450.0 million shares to 900.0 million shares. As a result, each stockholder of record at the close of market on October 4, 2021 received one additional share of common stock for every share held. Such shares were distributed after the close of trading on October 12, 2021. All share, equity award, and per share amounts and related shareholders' equity balances presented herein have been adjusted to reflect the stock split.

Revenue Recognition

The Company generates revenue primarily from sales of semiconductor products to distributors and non-distributor customers (direct customers) and, to a lesser extent, from royalties paid by licensees of intellectual property. The Company applies the following five-step approach to determine the timing and amount of revenue recognition: (i) identify the contract with the customer, (ii) identify performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the performance obligations are satisfied.

Sales to distributors are governed by a distributor agreement, a purchase order, and an order acknowledgment. Sales to distributors do not meet the definition of a contract until the distributor has sent in a purchase order, the Company has acknowledged the order, the Company has deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. As is customary in the semiconductor industry, the Company offers price concessions and stock rotation rights to many of its distributors. As these are forms of variable consideration, the Company estimates the amount of consideration to which they will be entitled using recent historical data and applying the expected value method. The transaction price is net of all taxes imposed on and concurrent with specific revenue-producing transactions. After the transaction price has been determined and allocated to the performance obligations, the Company recognizes revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with distributors is recognized at, or near to, the time risk and title of the inventory transfers to the distributor.

Sales to direct customers are generally governed by a purchase order and an order acknowledgment. Sales to direct customers usually do not meet the definition of a contract until the direct customer has sent in a purchase order, the Company has acknowledged the order, the Company has deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. The transaction price is net of all taxes imposed on and concurrent with specific revenue-producing transactions. After the transaction price has been determined and allocated to the performance obligations, the Company recognizes revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with direct customers is recognized at, or near to, the time risk and title of the inventory transfers to the customer.

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

Product Warranty

The Company typically warrants its products against defects in materials and workmanship and non-conformance to specifications for 12 to 24 months.  The majority of the Company's product warranty claims are settled through the return of the defective product and the shipment of replacement product.  Warranty returns are included within the Company's allowance for returns, which is based on historical return rates.  Actual future returns could differ from the allowance established.  In addition, the Company accrues a liability for specific warranty costs expected to be settled other than through product return and replacement, if a loss is probable and can be reasonably estimated.  Product warranty expenses were immaterial for the fiscal years ended March 31, 2022, 2021, and 2020.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising costs were immaterial for the fiscal years ended March 31, 2022, 2021 and 2020.

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

Restructuring Charges

Restructuring charges are included within special charges and other, net in the consolidated statements of income and are primarily comprised of employee separation costs, asset impairments, contract exit costs and costs of facility consolidation and closure, including the related gains or losses associated with the sale of owned facilities.  Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period.  Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs include contract termination fees and ROU asset impairments recognized on the cease-use date of leased facilities.  A liability for contract termination fees is recognized in the period in which the Company terminates the contract.

Foreign Currency Translation

Substantially all of the Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other (loss) income, net in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For fiscal 2022, 2021 and 2020, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency.

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

Various taxing authorities in the U.S. and other countries in which the Company does business scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2022, various jurisdictions finalized their audits for certain periods. The close of these audits did not have an adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions for other periods. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

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

In December 2017, the TCJA was enacted into law and established a new provision designed to tax low-taxed income of foreign subsidiaries known as global intangible low-taxed income (GILTI). The FASB allows taxpayers to make an accounting policy election of either (i) treating taxes due on GILTI inclusions as a current-period expense when incurred or (ii) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. The Company has made a policy choice to include taxes due on the future GILTI inclusion in taxable income when incurred.

Beginning in fiscal 2023, the TCJA eliminates the option to currently deduct R&D costs in the year incurred for tax purposes and requires that all U.S. and non-U.S. based R&D expenditures be capitalized and amortized over a five-year and fifteen-year period, respectively. Although it is possible that the U.S. Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that the U.S. Congress will take any action with respect to this provision. Absent any changes to the legislation, cash taxes are expected to increase significantly for several years, and the Company’s effective tax rate may be adversely impacted. The actual impact on fiscal 2023 cash generated from operations will depend on the amount of R&D costs incurred by the Company, on whether the U.S. Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Department of the Treasury, among other factors.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In estimating reserves for obsolescence, the Company evaluates projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and provides reserves for inventory on hand in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

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

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the ROU assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other current liabilities or other long-term liabilities in the consolidated balance sheets.

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

Convertible Debt

Upon issuance, the Company separately accounts for the liability and equity components of its Convertible Debt by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of income. The Convertible Debt is presented as current portion of long-term debt on the balance sheet if the contractual maturity date is within 12 months of the balance sheet date or when the Convertible debt is convertible and the Company does not have the ability to settle the principal portion of its Convertible Debt upon conversion on a long-term basis. As of March 31, 2022, the Company has the ability to settle the principal portion of its Convertible Debt upon conversion on a long-term basis by utilizing proceeds from its Revolving Credit Facility.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2022, the Company has not had impaired goodwill. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and RSUs have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees and also grants market-based and performance-based PSUs to executive officers and employees.  The Company also has employee stock purchase plans for eligible employees. The Company estimates the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility. Share-based compensation cost for RSUs with a service condition or performance-based PSUs is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line attribution method over the requisite service periods. Share-based compensation cost for performance-based PSUs is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassess the probability of the performance condition at each reporting period and a cumulative catch-up adjustment is recorded to share-based compensation cost for any change in the probability assessment.

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

Distributor advances in the consolidated balance sheets, totaled $170.0 million and $104.8 million at March 31, 2022 and March 31, 2021, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  These advances are reconciled at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

Subsequent Events

The Company evaluated events after March 31, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recently Adopted Accounting Pronouncements

On April 1, 2021, the Company adopted ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance enhances and simplifies various aspects of income tax accounting, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company plans to adopt the standard under the modified retrospective transition method for fiscal 2023. The adoption of this standard is estimated to result in an increase of approximately $105.8 million to our Convertible Debt, to reflect the full principal amount of the Convertible Debt outstanding net of issuance costs, a reduction to additional paid-in capital of approximately $133.6 million, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Debt, a decrease to deferred tax liabilities, and a cumulative-effect adjustment of approximately $52.0 million, net of estimated income tax effects, to increase the opening balance of retained earnings as of April 1, 2022. The adoption of this standard is expected to reduce interest expense by approximately $32.7 million in fiscal 2023. In addition, the required use of the if-converted method in calculating diluted earnings per share is not expected to increase the number of potentially dilutive shares in fiscal 2023 as the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt on April 1, 2022. The Company intends to settle any excess value in shares of its common stock in the event of a conversion.

In November 2021, the FASB issued ASU 2021-10-Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which aims at increasing the transparency of government assistance received by most business entities. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Note 2. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Microcontrollers	$3,814.8	$2,961.0	$2,817.9
Analog	1,939.1	1,519.8	1,511.1
Other	1,067.0	957.6	945.2
Total net sales	$6,820.9	$5,438.4	$5,274.2

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by contract type (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Distributors	$3,248.7	$2,737.4	$2,626.9
Direct customers	3,450.2	2,598.1	2,550.4
Licensees	122.0	102.9	96.9
Total net sales	$6,820.9	$5,438.4	$5,274.2

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of OEMs and, to a lesser extent, contract manufacturers. Licensees are customers of the Company's technology licensing segment, which include purchasers of intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash technology. All of the contract types listed in the table above are included in the Company's semiconductor product segment with the exception of licenses, which is included in the technology licensing segment.

Substantially all of the Company's net sales are recognized from contracts with customers.

Semiconductor Product Segment

For contracts related to the purchase of semiconductor products, the Company satisfies its performance obligation when control of the ordered product transfers to the customer. The timing of the transfer of control depends on the agreed upon shipping terms with the customer, but generally occurs upon shipment, which is when physical possession of the product has been transferred and legal title of the product transfers to the customer. Payment is generally due within 30 days of the ship date. Payment is generally collected after the Company satisfies its performance obligation. Also, the Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Refer to Note 9 for the opening and closing balances of the Company's receivables.

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

As of March 31, 2022, the Company had approximately $117.6 million of deferred revenue in the semiconductor product segment, of which $73.2 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the balance sheet. As of March 31, 2021, the Company had an immaterial amount of deferred revenue in the semiconductor product segment. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods.

Many of the Company’s customer contracts have a duration of less than 12 months, however, a portion of the Company's customer contracts in the semiconductor product segment contain firmly committed orders beyond 12 months at the time of order. The transaction price the Company expects to receive for non-cancelable commitments in such contracts with remaining performance obligations as of March 31, 2022 for orders with initial durations in excess of 12 months approximates the Company’s fiscal 2022 net sales of which approximately 60.0% is expected to be recognized as net sales over the next 12 months. This is inherently uncertain because the transaction prices include variable consideration which is subject to change based upon market conditions at the time of the sale and may not be indicative of net sales in future periods.

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company's technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore no contract liabilities are recorded. The Company does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 9 for the opening and closing balances of the Company's receivables.

Note 3. Geographic and Segment Information

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

The following table represents net sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31,
	2022		2021		2020
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$6,698.9	$4,327.6	$5,335.5	$3,275.9	$5,177.3	$3,145.2
Technology licensing	122.0	122.0	102.9	102.9	96.9	96.9
Total	$6,820.9	$4,449.6	$5,438.4	$3,378.8	$5,274.2	$3,242.1

The Company sells its products to distributors and OEMs in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment net of accumulated depreciation and ROU assets) by geographic area are as follows (in millions):

	March 31,
	2022	2021
United States	$595.5	$516.6
Thailand	207.9	178.1
Various other countries	317.8	314.3
Total long-lived assets	$1,121.2	$1,009.0

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 78%, 77% and 78% of consolidated net sales for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.  Sales to customers in Europe represented approximately 20%, 19% and 22% of consolidated net sales for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.  Sales to customers in Asia represented approximately 55% of consolidated net sales for each of fiscal 2022 and fiscal 2021 and approximately 52% of consolidated net sales for fiscal 2020.  Within Asia, sales into China represented approximately 22% of consolidated net sales for each of fiscal 2022 and fiscal 2021 and 21% of consolidated net sales for fiscal 2020. Sales into Taiwan represented approximately 15%, 16% and 15% of consolidated net sales for fiscal 2022, 2021 and 2020, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 10% of net sales in fiscal 2020, no other distributor or end customer accounted for more than 10% of net sales in each of fiscal 2022, fiscal 2021 and fiscal 2020.

Note 4. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2022	2021	2020
Net income	$1,285.5	$349.4	$570.6
Basic weighted average common shares outstanding	552.3	519.2	477.7
Dilutive effect of stock options and RSUs	7.1	7.0	7.0
Dilutive effect of 2015 Senior Convertible Debt	2.6	9.4	27.4
Dilutive effect of 2017 Senior Convertible Debt	3.1	3.4	0.1
Dilutive effect of 2017 Junior Convertible Debt	0.8	2.2	0.2
Diluted weighted average common shares outstanding	565.9	541.2	512.4
Basic net income per common share	$2.33	$0.67	$1.19
Diluted net income per common share	$2.27	$0.65	$1.11

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

	Fiscal Year Ended March 31,
	2022	2021	2020
2015 Senior Convertible Debt	$30.10	$30.45	$30.90
2017 Senior Convertible Debt	$46.93	$47.48	$48.19
2020 Senior Convertible Debt	$93.34	$93.43	$—
2017 Junior Convertible Debt	$46.10	$46.65	$47.34

Note 5. Special Charges and Other, Net

The following table summarizes activity included in the "special charges and other, net" caption on the Company's consolidated statements of income (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Restructuring
Employee separation costs	$0.6	$(1.3)	$6.0
Gain on sale of assets	(7.9)	(5.8)	(1.5)
Impairment charges	—	—	0.7
Contract exit costs	5.0	(1.6)	5.2
Wafer fabrication restructuring	21.1	15.0	18.0
Other	(0.3)	0.1	2.6
Legal contingencies	12.5	0.2	15.7
Contingent consideration revaluation	(1.5)	(4.9)	—
Total	$29.5	$1.7	$46.7

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

The Company incurred costs of $21.1 million, $15.0 million and $18.0 million associated with restructuring certain of its wafer fabrication operations and other acquired operations during the fiscal years ended March 31, 2022, 2021 and 2020, respectively. These wafer fabrication restructuring efforts were substantially completed as of March 31, 2022. The Company's other restructuring activities during the fiscal years ended March 31, 2022, 2021 and 2020 were primarily related to the Company's most recent business acquisitions, and resulted from workforce, property and other operating expense rationalizations as well as combining product roadmaps and manufacturing operations. Additional costs will be incurred in the future as additional synergies or operational efficiencies are identified in connection with the Microsemi transaction, other previous acquisitions, or the restructuring of wafer fabrication operations. The Company is not able to estimate the amount of other such future expenses at this time.

During the fiscal years ended March 31, 2022 and 2020, the Company incurred $12.5 million and $15.7 million, respectively, of net charges related to legal settlements.

All of the Company's restructuring activities occurred in its semiconductor products segment. The Company incurred $70.6 million in costs since the start of the fiscal year ended March 31, 2019 in connection with employee separation activities and $3.9 million in connection with contract exit activities. The Company could incur future expenses as additional synergies or operational efficiencies are identified. Beyond what is already accrued, the Company is not able to estimate future expenses, if any, to be incurred.

The liability for restructuring and other exit costs of $16.0 million is included in accrued liabilities and other long-term liabilities, on the Company's consolidated balance sheet as of March 31, 2022.

Note 6. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance(1)
				March 31,
				2022	2021
Revolving Credit Facility				$1,399.1	$2,346.6
3.922% 2021 Notes(2)	3.922%	4.5%		—	1,000.0
4.333% 2023 Notes(2)	4.333%	4.7%		1,000.0	1,000.0
2.670% 2023 Notes(2)	2.670%	2.8%		1,000.0	1,000.0
0.972% 2024 Notes(2)	0.972%	1.1%		1,400.0	1,400.0
0.983% 2024 Notes(2)	0.983%	1.1%		1,000.0	—
4.250% 2025 Notes(2)	4.250%	4.6%		1,200.0	1,200.0
Total Senior Indebtedness(3)				6,999.1	7,946.6
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	5.9%	$30.4	34.4	141.4
2017 Senior Convertible Debt	1.625%	6.0%	$104.2	128.1	333.3
2020 Senior Convertible Debt	0.125%	5.1%	$555.5	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	7.4%	$5.4	10.1	122.6
Total Convertible Debt				838.1	1,262.8

Gross long-term debt including current maturities				7,837.2	9,209.4
Less: Debt discount(4)				(124.6)	(273.0)
Less: Debt issuance costs(5)				(25.2)	(32.3)
Net long-term debt including current maturities				7,687.4	8,904.1
Less: Current maturities(6)				—	(1,322.9)
Net long-term debt				$7,687.4	$7,581.2

(1) As each of the Convertible Debt instruments may be settled in cash upon conversion, for accounting purposes, they were bifurcated into a liability component and an equity component.  The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance.  As of March 31, 2022, the amount allocated to the equity component is $11.3 million, $41.7 million, $110.0 million, and $5.4 million for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt.
(2) The 3.922% 2021 Notes matured on June 1, 2021 and interest accrued at a rate of 3.922% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 4.333% 2023 Notes mature on June 1, 2023 and interest accrues at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 2.670% 2023 Notes mature on September 1, 2023 and interest accrues at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 0.972% 2024 Notes mature on February 15, 2024 and interest accrues at a rate of 0.972% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 0.983% 2024 Notes mature on September 1, 2024, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.
(3) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt. Prior to the December 2021 amendment, these debt obligations, with the exception of the 4.250% 2025 Notes, were senior secured debt.

(4) The unamortized discount consists of the following (in millions):

	March 31,
	2022	2021
3.922% 2021 Notes	$—	$(0.3)
4.333% 2023 Notes	(1.3)	(2.4)
2.670% 2023 Notes	(1.3)	(2.3)
0.972% 2024 Notes	(2.5)	(3.8)
0.983% 2024 Notes	(2.2)	—
4.250% 2025 Notes	(10.2)	(12.8)
2015 Senior Convertible Debt	(3.7)	(20.1)
2017 Senior Convertible Debt	(23.4)	(71.3)
2020 Senior Convertible Debt	(75.3)	(101.6)
2017 Junior Convertible Debt	(4.7)	(58.4)
Total unamortized discount	$(124.6)	$(273.0)

(5) Debt issuance costs consist of the following (in millions):

	March 31,
	2022	2021
Revolving Credit Facility	$(10.6)	$(10.0)
3.922% 2021 Notes	—	(0.7)
4.333% 2023 Notes	(2.9)	(5.3)
2.670% 2023 Notes	(0.8)	(1.3)
0.972% 2024 Notes	(1.3)	(2.0)
0.983% 2024 Notes	(1.4)	—
4.250% 2025 Notes	(1.3)	(1.7)
2015 Senior Convertible Debt	(0.1)	(0.7)
2017 Senior Convertible Debt	(0.6)	(1.8)
2020 Senior Convertible Debt	(6.2)	(8.3)
2017 Junior Convertible Debt	—	(0.5)
Total debt issuance costs	$(25.2)	$(32.3)

(6) As of March 31, 2022, the liability component of the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2021, current maturities consisted of the liability component of the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt, and the 3.922% 2021 Notes which matured on June 1, 2021.

Expected maturities relating to the Company’s debt obligations as of March 31, 2022 are as follows (in millions):

Fiscal year ending March 31,	Amount
2023	$—
2024	3,400.0
2025	1,700.0
2026	1,200.0
2027	1,527.1
Thereafter	10.1
Total	$7,837.2

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

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter or (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below). On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. See Note 1 for further information.

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2022
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	33.4459	$29.90	16.7229	46.8241
2017 Senior Convertible Debt(1)	21.4475	$46.63	10.7237	30.5627
2020 Senior Convertible Debt(1)	10.7292	$93.20	—	15.0208
2017 Junior Convertible Debt(1)	21.8305	$45.81	10.9154	30.5627

(1) As of March 31, 2022, the 2020 Senior Convertible Debt was not convertible. As of March 31, 2022, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between April 1, 2022 and June 30, 2022 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended March 31, 2022. As of March 31, 2022, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 43.5146 shares of common stock, 25.5170 shares of common stock, and 26.0916 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $75.14 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of March 31, 2022, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $78.2 million, $117.5 million, and $9.8 million, respectively.

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

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Debt issuance cost amortization	$9.1	$14.7	$13.2
Debt discount amortization	7.0	6.6	2.9
Interest expense	187.1	227.4	277.6
Total interest expense on Senior Indebtedness	203.2	248.7	293.7
Debt issuance cost amortization	2.4	2.4	3.9
Debt discount amortization	37.9	64.5	118.8
Coupon interest expense	8.1	37.6	77.2
Total interest expense on Convertible Debt	48.4	104.5	199.9
Other interest expense	5.4	3.7	3.7
Total interest expense	$257.0	$356.9	$497.3

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.9 years, 4.9 years, 2.6 years, and 14.9 years for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt, respectively.

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
February 2022(3)
2017 Senior Convertible Debt	$64.9	$64.9	$74.6	$—	$139.5	$60.0	$75.5	$11.8
December 2021
2015 Senior Convertible Debt(3)	$36.6	$36.6	$103.9	$—	$140.5	$36.2	$104.2	$4.1
2017 Senior Convertible Debt(3)	$39.7	$39.7	$61.4	$—	$101.1	$37.4	$63.0	$6.3
2017 Junior Convertible Debt(3)	$19.9	$19.9	$31.6	$—	$51.5	$15.7	$35.9	$5.1
Revolving Credit Facility(4)	$—	$—	$—	$—	$—	$—	$—	$0.6
August 2021(5)
2015 Senior Convertible Debt	$70.4	$70.4	$159.9	$—	$230.3	$71.0	$158.9	$10.6
2017 Senior Convertible Debt	$100.7	$100.7	$123.5	$—	$224.2	$100.0	$113.0	$31.5
2017 Junior Convertible Debt	$92.5	$92.5	$115.8	$—	$208.3	$87.7	$116.6	$43.1
June 2021(6)
3.922% 2021 Notes	$1,000.0	$1,000.0	$—	$—	$1,000.0	$—	$—	$0.3
February 2021(5)
2015 Senior Convertible Debt	$81.0	$81.0	$206.5	$—	$287.5	$79.2	$208.1	$10.7
2017 Senior Convertible Debt	$122.2	$122.2	$166.4	$—	$288.6	$115.9	$168.2	$25.5
2017 Junior Convertible Debt	$156.0	$156.0	$217.9	$—	$373.9	$129.8	$243.9	$49.4
December 2020(7)
2015 Senior Convertible Debt	$90.0	$48.5	$221.0	$—	$269.5	$79.4	$184.5	$9.4
2017 Senior Convertible Debt	$588.8	$155.4	$408.7	$601.5	$1,165.6	$486.7	$655.3	$57.0
2017 Junior Convertible Debt	$407.7	$225.0	$530.4	$64.0	$819.4	$246.3	$547.1	$62.8
Term Loan Facility	$1,705.7	$1,705.7	$—	$—	$1,705.7	$—	$—	$12.9
August 2020(5)
2015 Senior Convertible Debt	$414.3	$414.3	$547.6	$—	$961.9	$351.7	$592.3	$25.0
2017 Senior Convertible Debt	$381.8	$381.8	$221.1	$—	$602.9	$299.0	$292.2	$20.1
June 2020(8)
2015 Senior Convertible Debt	$383.3	$383.3	$405.1	$—	$788.4	$314.4	$464.4	$7.8
2017 Senior Convertible Debt	$643.9	$643.9	$246.4	$—	$890.3	$481.0	$390.9	$13.7
Term Loan Facility	$17.8	$17.8	$—	$—	$17.8	$—	$—	$—
Bridge Loan Facility	$615.0	$615.0	$—	$—	$615.0	$—	$—	$5.3
March 2020(9)
2015 Senior Convertible Debt	$615.0	$615.0	$351.8	$—	$966.8	$460.4	$461.1	$3.4

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
(7) The Company used proceeds from the issuance of $665.5 million principal amount of 2020 Senior Convertible Debt and used borrowings under its Revolving Credit Facility to finance a portion of such settlement. The Company also issued $1.40 billion aggregate principal amount of 0.972% 2024 Notes and used the proceeds in addition to $213.0 million in borrowings under its Revolving Credit Facility, and cash on hand to repay all amounts outstanding under its Term Loan Facility.

(8) The Company used a portion of the proceeds from the issuance of the 2.670% 2023 Notes and the 4.250% 2025 Notes to (i) finance a portion of such settlement, and (ii) repay a portion of the amount outstanding under the Company's existing Revolving Credit Facility as well as for general corporate purposes.
(9) The Company entered into a Bridge Loan Facility (which has since been repaid in full), for an aggregate principal amount of $615.0 million to finance a portion of such settlement.

In December 2020, in connection with the issuance of the 2020 Senior Convertible Debt, the Company incurred issuance costs of $10.8 million, of which $9.0 million was recorded as debt issuance costs and will be amortized using the effective interest method over the term of the debt. The remainder of $1.8 million in fees was recorded to equity. The debt discount on the 2020 Senior Convertible Debt was the difference between the par value and the fair value of the debt resulting in a debt discount of $110.0 million which will be amortized to interest expense using the effective interest method over the term of the debt. Interest on the 2020 Senior Convertible Debt is payable semi-annually in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2020 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $35.8 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2020 Senior Convertible Debt. Upon conversion of the 2020 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap strike price of $116.79 per share which would reduce the potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount of converted notes. Upon conversion of the 2020 Senior Convertible Debt, there will be no economic dilution from the notes until the average market price of the Company’s common stock exceeds the cap price of $116.79 per share as the exercise of the capped call options will offset any dilution from the 2020 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

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

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2022, the Company was in compliance with these financial covenants.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at March 31, 2022 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at March 31, 2022 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2022		2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$1,388.5	$1,399.1	$2,336.6	$2,346.6
3.922% 2021 Notes	—	—	999.0	1,004.3
4.333% 2023 Notes	995.8	1,017.1	992.3	1,022.4
2.670% 2023 Notes	997.9	997.7	996.4	1,040.8
0.972% 2024 Notes	1,396.2	1,343.9	1,394.2	1,394.0
0.983% 2024 Notes	996.4	946.3	—	—
4.250% 2025 Notes	1,188.5	1,213.6	1,185.5	1,252.6
2015 Senior Convertible Debt	30.6	115.4	120.6	485.4
2017 Senior Convertible Debt	104.1	285.6	260.2	731.4
2020 Senior Convertible Debt	584.0	765.5	555.6	778.3
2017 Junior Convertible Debt	5.4	21.7	63.7	272.9
Total	$7,687.4	$8,105.9	$8,904.1	$10,328.7

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,390.2	$(3,571.5)	$3,818.7
Customer-related	200.3	(112.4)	87.9
In-process research and development	6.4	—	6.4
Software licenses	191.2	(61.2)	130.0
Distribution rights and other	0.4	(0.3)	0.1
Total	$7,788.5	$(3,745.4)	$4,043.1

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,371.3	$(2,771.0)	$4,600.3
Customer-related	835.2	(702.6)	132.6
In-process research and development	7.7	—	7.7
Software licenses	124.6	(70.9)	53.7
Distribution rights and other	5.6	(5.1)	0.5
Total	$8,344.4	$(3,549.6)	$4,794.8

The following is an expected amortization schedule for the intangible assets for fiscal 2023 through fiscal 2027, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2023	$746.1
2024	$667.1
2025	$533.1
2026	$462.6
2027	$377.2

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Amortization expense charged to cost of sales	$12.4	$9.4	$8.9
Amortization expense charged to operating expense	922.0	983.3	1,037.8
Total amortization expense	$934.4	$992.7	$1,046.7

The Company recognized impairment charges of $3.0 million in fiscal 2022 and $2.2 million in fiscal 2020. There were no impairment charges in fiscal 2021.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2020	$6,645.6	$19.2
Additions	5.8	—
Balance at March 31, 2021	$6,651.4	$19.2
Additions	3.0	—
Balance at March 31, 2022	$6,654.4	$19.2

At March 31, 2022, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2022, the Company has never recorded an impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2022	2021
Trade accounts receivable	$1,069.5	$991.6
Other	9.3	11.3
Total accounts receivable, gross	1,078.8	1,002.9
Less: allowance for expected credit losses	6.2	5.2
Total accounts receivable, net	$1,072.6	$997.7

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $485.5 million and $141.9 million during fiscal 2022 and fiscal 2021. Factoring fees for the sales of receivables were recorded in other income (loss), net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of March 31, 2022 and 2021.

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2022	2021
Raw materials	$163.0	$115.7
Work in process	482.8	412.8
Finished goods	208.6	136.5
Total inventories	$854.4	$665.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2022	2021
Land	$88.2	$83.2
Building and building improvements	674.4	659.7
Machinery and equipment	2,471.6	2,251.1
Projects in process	182.4	102.7
Total property, plant and equipment, gross	3,416.6	3,096.7
Less: accumulated depreciation and amortization	2,448.7	2,242.0
Total property, plant and equipment, net	$967.9	$854.7

Depreciation expense attributed to property, plant and equipment was $209.1 million, $160.6 million and $168.9 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. The increase in depreciation expense in the fiscal year ended March 31, 2022 includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For the three years ended March 31, 2022, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2022	2021
Accrued compensation and benefits	$213.7	$166.7
Income taxes payable	121.5	43.4
Sales related reserves	408.1	350.7
Current portion of lease liabilities	33.8	39.8
Accrued expenses and other liabilities	277.2	193.7
Total accrued liabilities	$1,054.3	$794.3

Note 10. Leases

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

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2022	2021
Other assets:
ROU assets	$153.3	$154.3
Total lease assets	$153.3	$154.3
Accrued liabilities:
Current portion of lease liabilities	$33.8	$39.8
Other long-term liabilities:
Non-current portion of lease liabilities	128.9	125.4
Total lease liabilities	$162.7	$165.2

The following table presents the maturities of lease liabilities as of March 31, 2022 (in millions):

Fiscal year ending March 31,	Operating Leases
2023	$41.0
2024	31.1
2025	26.5
2026	21.1
2027	19.0
Thereafter	47.6
Total lease payments	186.3
Less: Imputed lease interests	23.6
Total lease liabilities	$162.7

The Company's weighted-average remaining lease-term and weighted-average discount rate at March 31, 2022 are as follows:

Weighted average remaining lease-term (years)	6.62
Weighted average discount rate	4.23%

The details of the Company's total lease expense are as follows (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating lease expense	$58.4	$63.1	$70.4

Note 11. Commitments and Contingencies

Purchase Obligations

The Company has agreements for the purchase of property, plant and equipment and other goods and services including outstanding purchase commitments with the Company's wafer foundries. Commitments for construction or purchases of property, plant and equipment totaled $395.0 million as of March 31, 2022, all of which will be due within the next year. Other purchase obligations and commitments totaled approximately $230.0 million, which includes outstanding purchase commitments with the Company's wafer foundries and other suppliers, for delivery in the fiscal year ended March 31, 2023.

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $178.5 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2022, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-ROS and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  On December 11, 2018, the Court issued an order appointing the lead plaintiff in the Jackson matter. An amended complaint was filed on February 22, 2019. The complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. Plaintiff filed a motion for class certification, which was granted by the Court. Discovery is ongoing. The Company and its officers have reached an agreement to settle the litigation. On March 11, 2022, the Court entered an order granting preliminary approval of the proposed settlement. The settlement remains subject to final court approval, and a settlement hearing is scheduled for June 22, 2022.

Derivative Litigation. On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389. The Company is named as a nominal defendant. The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. An amended complaint was filed on February 28, 2020, and a second amended complaint was filed on July 27, 2020. The Company’s Audit Committee filed a motion to dismiss. On April 4, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. The case is proceeding. On August 5, 2021, a second shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Dutrisac v. Sanghi, et al., Case No. CV2021-012459. The Company is named as a nominal defendant. The complaint asserts substantially the same allegations as those in the Reid case. The complaint asserts causes of action for breaches of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, indemnification, and contribution and seeks unspecified monetary damages, equitable and/or injunctive relief, disgorgement, corporate governance reforms, and attorneys’ fees and costs. The Company's Audit Committee filed a motion to dismiss. On April 7, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. The case is proceeding.

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

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental seeks to recover from Atmel all current and future costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, with current costs and damages alleged to be about $82.0 million to date. The Company's Atmel subsidiaries intend to defend this action vigorously.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2022, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100.0 million in excess of amounts accrued.

Note 12. Income Taxes

The income tax provision consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Pretax (loss) income:
U.S.	$132.2	$(301.7)	$(485.2)
Foreign	1,350.3	641.2	635.6
	$1,482.5	$339.5	$150.4
Current expense (benefit):
U.S. Federal	$191.6	$54.8	$21.1
State	3.7	2.0	1.0
Foreign	(6.2)	72.2	48.0
Total current expense (benefit)	$189.1	$129.0	$70.1
Deferred expense (benefit):
U.S. Federal	$(78.7)	$(215.4)	$(127.8)
State	(9.1)	(22.9)	(13.2)
Foreign	95.7	99.4	(349.3)
Total deferred benefit	7.9	(138.9)	(490.3)
Total income tax provision (benefit)	$197.0	$(9.9)	$(420.2)

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Computed expected income tax provision	$311.3	$71.3	$31.5
State income taxes, net of federal benefit	3.5	(3.8)	(5.4)
Effects of foreign operations - rate differential	(96.8)	(37.7)	(67.4)
Effects of foreign operations - other, net of foreign tax credits	139.9	122.5	62.1
Foreign-derived intangible income ("FDII")	(27.3)	(10.5)	(10.8)
Business realignment of intellectual property rights	(3.1)	(63.8)	(334.8)
Change in uncertain tax positions	(47.1)	28.1	(8.4)
Share-based compensation	(17.6)	(12.3)	(11.1)
R&D tax credits	(49.5)	(47.6)	(40.8)
Income tax holidays	(22.5)	(11.1)	(11.4)
Convertible debt settlement	(25.5)	(48.1)	—
Other	31.7	16.4	4.9
Change in valuation allowance	—	(13.3)	(28.6)
Total income tax provision (benefit)	$197.0	$(9.9)	$(420.2)

The foreign tax rate differential benefit primarily relates to the Company's operations in Thailand and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant, and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2023 and 2030, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $22.5 million and $11.1 million in fiscal 2022 and fiscal 2021, respectively. The impact of the tax holidays during fiscal 2022 increased each of the basic and diluted net income per common share by $0.04. The impact of the tax holidays during fiscal 2021 increased each of the basic and diluted net income per common share by $0.04.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$81.6	$83.6
Capital loss carryforward	9.8	6.3
Deferred revenue	90.4	—
Income tax credits	306.6	331.1
Intangible assets	1,479.9	1,581.5
Inventory valuation	26.8	46.0
Lease liabilities	36.1	37.1
Net operating loss carryforward	77.0	68.0
Property, plant and equipment	40.8	32.7
Share-based compensation	45.8	46.5
Other	5.5	17.4
Gross deferred tax assets	2,200.3	2,250.2
Valuation allowances	(290.3)	(290.3)
Deferred tax assets, net of valuation allowances	1,910.0	1,959.9
Deferred tax liabilities:
Convertible debt	(22.7)	(53.9)
Intangible assets	(92.4)	(158.1)
ROU assets	(33.6)	(34.5)
Other	(4.0)	(8.1)
Deferred tax liabilities	(152.7)	(254.6)
Net deferred tax asset	$1,757.3	$1,705.3

Reported as:
Non-current deferred tax assets	$1,797.1	$1,749.2
Non-current deferred tax liability	(39.8)	(43.9)
Net deferred tax asset	$1,757.3	$1,705.3

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

 A summary of additions and deductions related to the valuation allowance for deferred tax asset accounts for the years ended March 31, 2022, 2021 and 2020 follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2022	$290.3	$7.1	$(7.1)	$290.3
Fiscal 2021	$303.5	$8.1	$(21.3)	$290.3
Fiscal 2020	$332.1	$26.0	$(54.6)	$303.5

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $77.0 million available at March 31, 2022.  The federal, state and foreign NOL carryforwards expire at various times between fiscal 2023 and fiscal 2042, of which a portion of the NOL carryforwards do not expire. The Company had state tax credits of $164.4 million available at March 31, 2022.  These state tax credits expire at various times between fiscal 2023 and fiscal 2042. The Company had capital loss carryforwards with an estimated tax effect of $9.8 million available at March 31, 2022. These capital loss carryforwards begin to expire in fiscal 2023. The Company had foreign tax credits of $0.7 million available at March 31, 2022. These foreign tax credits begin to expire in fiscal 2023. The Company had credits for increasing research activity in the amount of $79.5 million available at March 31, 2022. These credits begin to expire in fiscal 2023. The Company had U.S. prior year minimum tax credits in the amount of $0.1 million available at March 31, 2022. The Company had refundable tax credits in foreign jurisdictions of $42.0 million available at March 31, 2022. The Company had withholding tax credits in foreign jurisdictions of $19.9 million available at March 31, 2022. These credits expire at various times between fiscal 2023 and fiscal 2025.

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

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which our cash is at any given point in time no longer has a significant impact on our liquidity.  Future distributions of a significant portion of our non-U.S. assets to the U.S. will no longer be subject to U.S. federal taxation.  We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. During fiscal 2018, we recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which we expected cash payments of approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025, and fiscal 2026. As of March 31, 2022, our transition tax payable was $197.4 million, of which $23.2 million is payable within the next 12 months.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits from April 1, 2019, to March 31, 2022 (amounts in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Beginning balance	$826.3	$757.3	$763.4
Decreases related to settlements with tax authorities	(0.4)	(6.0)	(1.2)
Decreases related to statute of limitation expirations	(12.6)	(10.9)	(30.9)
Increases related to current year tax positions	28.2	35.4	30.2
Increases (decreases) related to prior year tax positions	(37.4)	50.5	(4.2)
Ending balance	$804.1	$826.3	$757.3

As of March 31, 2022 and March 31, 2021, the Company had accrued interest and penalties related to tax contingencies of $72.7 million and $83.9 million, respectively. During the fiscal year ended March 31, 2022, the Company released previously accrued interest and penalties of $11.2 million, compared to interest and penalties charged to operations of $9.3 million during the fiscal year ended March 31, 2021, and released previously accrued interest and penalties of $13.5 million during the fiscal year ended March 31, 2020.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2020. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2022, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $804.1 million and $826.3 million as of March 31, 2022, and March 31, 2021, respectively, of which $692.3 million and $720.5 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. The Company estimates that it is reasonably possible unrecognized tax benefits as of March 31, 2022, could decrease by approximately $10.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

In July 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned the U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019, the en banc rehearing petition was denied, and Altera has asked the Supreme Court for a judicial review. In June 2020, the U.S. Supreme Court declined to issue a writ of certiorari in Altera v Commissioner, leaving intact the decision reached by the Ninth Circuit of the U.S. Court of Appeals. Based on the Ninth Circuit Opinion, the Company recorded a cumulative income tax expense of $22.2 million as of March 31, 2022.

Note 13. Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain French and German employees. Most of these defined pension plans, which were acquired in prior acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company's German pension plan provides for defined benefit payouts for covered German employees following retirement.

The change in projected benefit obligation and the accumulated benefit obligation, were as follows (in millions):

	Fiscal Year Ended March 31,
	2022	2021
Projected benefit obligation at the beginning of the year	$83.0	$70.0
Service cost	1.8	1.6
Interest cost	0.7	1.0
Actuarial (gains) losses	(5.4)	8.2
Benefits paid	(1.5)	(1.5)
Foreign currency exchange rate changes	(4.0)	3.7
Projected benefit obligation at the end of the year	$74.6	$83.0
Accumulated benefit obligation at the end of the year	$68.0	$76.3
Weighted average assumptions:
Discount rate	1.59%	0.93%
Rate of compensation increase	3.03%	3.01%

The Company's pension liability represents the present value of estimated future benefits to be paid. The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating). Net actuarial (gains) losses, which are included in accumulated other comprehensive loss in the Company's consolidated balance sheets, will be recognized as a component of net periodic cost over the average remaining service period.

Future estimated expected benefit payments for fiscal year 2023 through 2032 are as follows (in millions):

Fiscal Year Ending March 31,	Amount
2023	$1.6
2024	1.9
2025	2.1
2026	2.4
2027	2.2
2028 through 2032	14.9
Total	$25.1

The Company's net periodic pension cost for fiscal 2023 is expected to be approximately $3.1 million.

Note 14. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of sales (1)	$34.3	$26.6	$20.9
Research and development	97.9	96.8	82.9
Selling, general and administrative	78.0	74.9	66.4
Pre-tax effect of share-based compensation	210.2	198.3	170.2
Income tax benefit	44.6	42.3	36.9
Net income effect of share-based compensation	$165.6	$156.0	$133.3

(1) During the fiscal year ended March 31, 2022, $21.2 million of share-based compensation expense was capitalized to inventory and $34.3 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2021, $16.7 million of share-based compensation expense was capitalized to inventory and $26.6 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2020, $19.8 million of share-based compensation expense was capitalized to inventory and $20.9 million of previously capitalized share-based compensation expense in inventory was sold.

Combined Incentive Plan Information

The Company has granted RSUs and stock options to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company grants RSUs with a service condition and PSUs under the 2004 plan. The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees. The Company grants PSUs to a group of executive officers and employees. For the market-based PSUs, the number of shares of our common stock expected to be received at vesting will range from 0% to 200% of the target grant amount based on the TSR of our common stock measured against the TSR of a defined peer group of companies over the applicable two-year or three-year measurement period. TSR is a measure of the stock price appreciation plus any dividends paid in the performance period. For the performance-based PSUs, the number of shares of our common stock expected to vest will range from 0% to 200% of the target grant amount based on our three-year cumulative non-GAAP operating margin percentage. Under the 2004 plan, 64,389,717 shares of common stock have been authorized for issuance and 11,091,259 shares of common stock remain available for future grants as of March 31, 2022.

RSUs and PSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2019	12,583,924	$32.41
Granted	4,364,088	$44.09
Forfeited	(681,318)	$37.75
Vested	(4,782,588)	$28.74
Nonvested shares at March 31, 2020	11,484,106	$38.06
Granted	4,678,494	$50.69
Forfeited	(514,110)	$41.69
Vested	(3,764,672)	$32.07
Nonvested shares at March 31, 2021	11,883,818	$44.77
Granted	2,995,991	$74.36
Forfeited	(978,325)	$51.17
Vested	(3,795,469)	$43.77
Nonvested shares at March 31, 2022	10,106,015	$53.30

The total intrinsic value of RSUs and PSUs which vested during the fiscal years ended March 31, 2022, 2021 and 2020 was $287.6 million, $218.5 million and $223.9 million, respectively.  The aggregate intrinsic value of RSUs and PSUs outstanding at March 31, 2022 was $759.4 million, calculated based on the closing price of the Company's common stock of $75.14 per share on March 31, 2022.  The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2023 through fiscal 2027 related to unvested share-based payment awards at March 31, 2022 is $303.8 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.92 years. The total number of PSUs granted in fiscal years ended March 31, 2022, 2021 and 2020 was 145,188 shares, 140,160 shares and 32,734 shares, respectively.

Stock option and SARs activity under the Company's stock incentive plans in the three years ended March 31, 2022 is set forth below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at March 31, 2019	563,764	$15.08
Exercised	(260,838)	$14.36
Forfeited or expired	(4,906)	$10.01
Outstanding at March 31, 2020	298,020	$15.80
Exercised	(155,768)	$15.74
Forfeited or expired	(1,258)	$9.74
Outstanding at March 31, 2021	140,994	$15.91
Exercised	(39,874)	$13.96
Forfeited or expired	(1,788)	$17.82
Outstanding at March 31, 2022	99,332	$16.65

The total intrinsic value of options and SARs exercised during the fiscal years ended March 31, 2022, 2021 and 2020 was $2.6 million, $6.5 million and $8.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each equity award.

The aggregate intrinsic value of options and SARs outstanding and exercisable at March 31, 2022 was $7.5 million.  The aggregate intrinsic values were calculated based on the closing price of the Company's common stock of $75.14 per share on March 31, 2022. As of March 31, 2022, the weighted average remaining contractual term for options and SARs outstanding and exercisable was 1.37 years.

As of March 31, 2022 and March 31, 2021, the number of option and SAR shares exercisable was 99,332 and 140,994, respectively, and the weighted average exercise price per share was $16.65 and $15.91, respectively.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan (collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 35,000,572 shares of common stock have been authorized for issuance and 10,929,886 shares remain available for future purchases as of March 31, 2022.

Employees purchased 1,485,477 shares of common stock in the fiscal year ended March 31, 2022 for a purchase price of $70.0 million under the employee stock purchase plans compared to 1,424,440 shares of common stock for a purchase price of $57.7 million in the fiscal year ended March 31, 2021 and 1,574,568 shares of common stock for a purchase price of $55.6 million in the fiscal year ended March 31, 2020. As of March 31, 2022, unrecognized share-based compensation costs related to the employee stock plans totaled $7.2 million, which will be recognized over a period of approximately five months.

Note 15. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the fiscal year ended March 31, 2022, the Company purchased approximately 5.6 million shares of its common stock for a total of $425.6 million under the new authorization. As of March 31, 2022, approximately $3.57 billion remained available for repurchases under the program. There were no repurchases of common stock during the fiscal years ended March 31, 2021 and 2020. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2022, the Company had approximately 23.3 million treasury shares.

Note 16. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2021	$(13.4)	$(12.8)	$(26.2)
Other comprehensive income (loss) before reclassifications	6.9	(2.2)	4.7
Reclassification of realized transactions	0.9	—	0.9
Net other comprehensive income (loss)	7.8	(2.2)	5.6
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)

Balance at March 31, 2020	$(5.1)	$(16.5)	$(21.6)
Other comprehensive (loss) income before reclassifications	(9.4)	3.7	(5.7)
Reclassification of realized transactions	1.1	—	1.1
Net other comprehensive (loss) income	(8.3)	3.7	(4.6)
Balance at March 31, 2021	$(13.4)	$(12.8)	$(26.2)

Note 17. Dividends

In October 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $0.910, $0.747 and $0.733 during fiscal 2022, 2021 and 2020, respectively. Total dividend payments amounted to $503.8 million, $388.3 million and $350.1 million during fiscal 2022, 2021 and 2020, respectively.