Form 10-Q
period 2022-06-30
MICROCHIP TECHNOLOGY INC
filed 2022-08-02
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
(Address of Registrant's Principal Executive Offices)

(480) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	MCHP	NASDAQ Stock Market LLC
(Nasdaq Global Select Market)

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of July 27, 2022 was 552,484,192.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
CEMs	Client engagement managers
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P.Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	June 30,	March 31,
	2022	2022
Cash and cash equivalents	$377.1	$317.4
Short-term investments	2.0	2.0
Accounts receivable, net	1,145.0	1,072.6
Inventories	911.8	854.4
Other current assets	207.3	206.2
Total current assets	2,643.2	2,452.6
Property, plant and equipment, net	994.9	967.9
Goodwill	6,673.6	6,673.6
Intangible assets, net	3,869.4	4,043.1
Long-term deferred tax assets	1,747.7	1,797.1
Other assets	279.6	265.2
Total assets	$16,208.4	$16,199.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$304.7	$344.7
Accrued liabilities	1,180.7	1,054.3
Total current liabilities	1,485.4	1,399.0
Long-term debt	7,563.9	7,687.4
Long-term income tax payable	706.3	704.6
Long-term deferred tax liability	40.7	39.8
Other long-term liabilities	434.2	473.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,396 shares issued and 552,484,192 shares outstanding at June 30, 2022; 577,805,396 shares issued and 554,500,524 shares outstanding at March 31, 2022	0.6	0.6
Additional paid-in capital	2,393.0	2,535.9
Common stock held in treasury: 25,321,204 shares at June 30, 2022; 23,304,872 shares at March 31, 2022	(975.0)	(796.3)
Accumulated other comprehensive loss	(16.6)	(20.6)
Retained earnings	4,575.9	4,175.2
Total stockholders' equity	5,977.9	5,894.8
Total liabilities and stockholders' equity	$16,208.4	$16,199.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,
	2022	2021
Net sales	$1,963.6	$1,569.4
Cost of sales	653.7	561.8
Gross profit	1,309.9	1,007.6

Research and development	269.0	238.4
Selling, general and administrative	188.9	174.3
Amortization of acquired intangible assets	167.6	215.6
Special (income) charges and other, net	(16.9)	10.5
Operating expenses	608.6	638.8

Operating income	701.3	368.8
Other income (expense):
Interest income	0.1	0.3
Interest expense	(50.3)	(72.3)
Loss on settlement of debt	(6.2)	(0.3)
Other income, net	1.7	0.5
Income before income taxes	646.6	297.0
Income tax provision	139.4	44.2
Net income	$507.2	$252.8

Basic net income per common share	$0.92	$0.46
Diluted net income per common share	$0.90	$0.45
Dividends declared per common share	$0.2760	$0.2065
Basic common shares outstanding	553.8	547.5
Diluted common shares outstanding	561.5	565.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,
	2022	2021
Net income	$507.2	$252.8
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	3.9	(1.1)
Reclassification of realized transactions, net of tax effect	0.1	0.6
Change in net foreign currency translation adjustment	—	0.5
Other comprehensive income, net of tax effect	4.0	—
Comprehensive income	$511.2	$252.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$507.2	$252.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259.4	272.2
Deferred income taxes	74.7	20.1
Share-based compensation expense related to equity incentive plans	41.2	56.6
Loss on settlement of debt	6.2	0.3
Amortization of debt discount	1.8	12.6
Amortization of debt issuance costs	2.3	3.5
Other non-cash adjustment	(0.2)	0.9
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(72.4)	(3.0)
Increase in inventories	(65.0)	(19.2)
Increase (decrease) in accounts payable and accrued liabilities	152.4	(0.9)
Change in other assets and liabilities	(42.8)	27.5
Change in income tax payable	(24.4)	6.5
Net cash provided by operating activities	840.4	629.9
Cash flows from investing activities:
Proceeds from sales of assets	0.4	—
Investments in other assets	(32.3)	(26.4)
Capital expenditures	(121.9)	(86.3)
Net cash used in investing activities	(153.8)	(112.7)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	1,306.0	775.0
Repayments of Revolving Credit Facility	(1,505.0)	(1,163.0)
Proceeds from issuance of senior notes	—	997.0
Repayment of senior notes	—	(1,000.0)
Payments on settlement of convertible debt	(73.5)	—
Deferred financing costs	—	(2.1)
Proceeds from sale of common stock	13.4	12.2
Tax payments related to shares withheld for vested RSUs	(19.4)	(25.3)
Repurchase of common stock	(195.2)	—
Payment of cash dividends	(153.0)	(113.1)
Capital lease payments	(0.2)	(0.2)
Net cash used in financing activities	(626.9)	(519.5)
Net increase (decrease) in cash and cash equivalents	59.7	(2.3)
Cash and cash equivalents, and restricted cash at beginning of period	317.4	280.0
Cash and cash equivalents, and restricted cash at end of period	$377.1	$277.7

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2021	569.0	$2,403.6	21.9	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	252.8	252.8
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	1.4	12.2	—	—	—	—	12.2
RSU and SAR withholdings	(0.4)	(25.3)	—	—	—	—	(25.3)
Treasury stock used for new issuances	(1.0)	(16.3)	(1.0)	16.3	—	—	—
Share-based compensation	—	56.2	—	—	—	—	56.2
Cash dividend	—	—	—	—	—	(113.1)	(113.1)
Balance at June 30, 2021	569.0	$2,430.4	20.9	$(417.5)	$(26.2)	$3,533.2	$5,519.9

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU and SAR withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—
Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	$2,393.6	25.3	$(975.0)	$(16.6)	$4,575.9	$5,977.9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023 or for any other period.

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

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2022, the Company adopted ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments are reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted the standard under the modified retrospective transition method for fiscal 2023. The adoption of this standard resulted in an increase of $105.8 million to our Convertible Debt, to reflect the full principal amount of the Convertible Debt outstanding net of issuance costs, a reduction to additional paid-in capital of $128.3 million, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Debt, a decrease to deferred tax liabilities, and a cumulative-effect adjustment of $46.5 million, net of estimated income tax effects, to increase the opening balance of retained earnings as of April 1, 2022. In addition, the required use of the if-converted method in calculating diluted earnings per share is not expected to increase the number of potentially dilutive shares in fiscal 2023 as the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt on April 1, 2022. The Company intends to settle any excess value in shares of its common stock in the event of a conversion.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10-Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which aims at increasing the transparency of government assistance received by most business entities. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, and the Company is currently evaluating the applicable disclosures.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended June 30, 2022
	Net Sales	Gross Profit
Semiconductor products	$1,925.7	$1,272.0
Technology licensing	37.9	37.9
Total	$1,963.6	$1,309.9

	Three Months Ended June 30, 2021
	Net Sales	Gross Profit
Semiconductor products	$1,542.0	$980.2
Technology licensing	27.4	27.4
Total	$1,569.4	$1,007.6

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2022	2021
Microcontrollers	$1,063.0	$902.5
Analog	580.0	432.1
Other	320.6	234.8
Total net sales	$1,963.6	$1,569.4

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended June 30,
	2022	2021
Distributors	$913.1	$783.4
Direct customers	1,012.6	758.6
Licensees	37.9	27.4
Total net sales	$1,963.6	$1,569.4

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of OEMs and, to a lesser extent, contract manufacturers. Licensees are customers of the Company's technology licensing segment, which include purchasers of intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash technology. All of the customer types listed in the table above are included in the Company's semiconductor product segment with the exception of licenses, which is included in the technology licensing segment.

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of June 30, 2022, the Company had approximately $172.1 million of deferred revenue in the semiconductor product segment, of which $81.6 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2022, the Company had approximately $117.6 million of deferred revenue in the semiconductor product segment, of which $73.2 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods.

Many of the Company’s customer contracts have a duration of less than 12 months, however, a portion of the Company's customer contracts in the semiconductor product segment contain firmly committed orders beyond 12 months at the time of order. The transaction price the Company expects to receive for non-cancelable commitments in such contracts with remaining performance obligations as of June 30, 2022 for orders with initial durations in excess of 12 months approximates the Company’s fiscal 2022 net sales of which approximately 55% is expected to be recognized as net sales over the next 12 months. The amount and timing of such net sales is inherently uncertain because the transaction prices include variable consideration which is subject to change based upon market conditions at the time of the sale and may not be indicative of net sales in future periods.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2022	2021
Net income	$507.2	$252.8
Basic weighted average common shares outstanding	553.8	547.5
Dilutive effect of stock options and RSUs	5.5	7.8
Dilutive effect of 2015 Senior Convertible Debt	1.0	4.2
Dilutive effect of 2017 Senior Convertible Debt	1.1	4.0
Dilutive effect of 2017 Junior Convertible Debt	0.1	1.6
Diluted weighted average common shares outstanding	561.5	565.1
Basic net income per common share	$0.92	$0.46
Diluted net income per common share	$0.90	$0.45

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method beginning April 1, 2022 due to the adoption of ASU 2020-06 (see Note 2 for details on adoption of ASU 2020-06). The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.  The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 7 for details on the Convertible Debt):

	Three Months Ended June 30,
	2022	2021
2015 Senior Convertible Debt	$29.77	$30.23
2017 Senior Convertible Debt	$46.43	$47.14
2020 Senior Convertible Debt	$93.07	$93.41
2017 Junior Convertible Debt	$45.62	$46.31

Note 6. Special (Income) Charges and Other, Net

During the three months ended June 30, 2022, the Company incurred special income and other, net of $16.9 million, compared to special charges and other, net of $10.5 million for the three months ended June 30, 2021. The income was primarily related to a favorable resolution of a previously accrued legal matter and the charges incurred were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Note 7. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			June 30, 2022	March 31, 2022

Revolving Credit Facility			$1,200.1	$1,399.1
4.333% 2023 Notes	4.333%	4.7%	1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%	1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			6,800.1	6,999.1
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	34.4	34.4
2017 Senior Convertible Debt	1.625%	1.8%	97.1	128.1
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	6.5	10.1
Total Convertible Debt			803.5	838.1

Gross long-term debt including current maturities			7,603.6	7,837.2
Less: Debt discount(1)			(15.9)	(124.6)
Less: Debt issuance costs(2)			(23.8)	(25.2)
Net long-term debt including current maturities			7,563.9	7,687.4
Less: Current maturities(3)			—	—
Net long-term debt			$7,563.9	$7,687.4

(1) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2022	2022
4.333% 2023 Notes	$(1.1)	$(1.3)
2.670% 2023 Notes	(1.1)	(1.3)
0.972% 2024 Notes	(2.2)	(2.5)
0.983% 2024 Notes	(2.0)	(2.2)
4.250% 2025 Notes	(9.5)	(10.2)
2015 Senior Convertible Debt	—	(3.7)
2017 Senior Convertible Debt	—	(23.4)
2020 Senior Convertible Debt	—	(75.3)
2017 Junior Convertible Debt	—	(4.7)
Total unamortized discount	$(15.9)	$(124.6)

As of June 30, 2022, the unamortized debt discount of the Convertible Debt was eliminated upon the Company's adoption of ASU 2020-06 on April 1, 2022 (See Note 2 for further information).

(2) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2022	2022
Revolving Credit Facility	$(10.1)	$(10.6)
4.333% 2023 Notes	(2.2)	(2.9)
2.670% 2023 Notes	(0.6)	(0.8)
0.972% 2024 Notes	(1.1)	(1.3)
0.983% 2024 Notes	(1.2)	(1.4)
4.250% 2025 Notes	(1.2)	(1.3)
2015 Senior Convertible Debt	(0.2)	(0.1)
2017 Senior Convertible Debt	(0.6)	(0.6)
2020 Senior Convertible Debt	(6.5)	(6.2)
2017 Junior Convertible Debt	(0.1)	—
Total debt issuance costs	$(23.8)	$(25.2)

(3) As of June 30, 2022, the 4.333% 2023 Notes are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance on a long-term basis. As of June 30, 2022 and March 31, 2022, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of June 30, 2022 are as follows (in millions):

Fiscal year ending March 31,	Amount
2023	$—
2024	3,400.0
2025	1,700.0
2026	1,200.0
2027	1,297.1
Thereafter	6.5
Total	$7,603.6

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

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below). On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. See Note 2 for further information.

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2022
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	33.5868	$29.77	16.7951	47.0205
2017 Senior Convertible Debt(1)	21.5371	$46.43	10.7692	30.6906
2020 Senior Convertible Debt(1)	10.7441	$93.07	—	15.0417
2017 Junior Convertible Debt(1)	21.9220	$45.62	10.9621	30.6906

(1) As of June 30, 2022, the 2020 Senior Convertible Debt was not convertible. As of June 30, 2022, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between July 1, 2022 and September 30, 2022 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2022. As of June 30, 2022, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 41.7722 shares of common stock, 23.6970 shares of common stock, and 24.2744 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $58.08 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of June 30, 2022, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $49.1 million, $36.5 million, and $2.7 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2022	2021
Debt issuance cost amortization	$1.7	$2.9
Debt discount amortization	1.8	1.9
Interest expense	43.8	52.7
Total interest expense on Senior Indebtedness	47.3	57.5
Debt issuance cost amortization	0.6	0.6
Debt discount amortization	—	10.7
Coupon interest expense	1.0	2.8
Total interest expense on Convertible Debt	1.6	14.1
Other interest expense	1.4	0.7
Total interest expense	$50.3	$72.3

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

May 2022
2017 Senior Convertible Debt	$31.0	$65.3	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	$0.3

(1) The Company settled portions of its convertible debt in open market repurchases that are accounted for as induced conversions.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at June 30, 2022 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at June 30, 2022 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2022		March 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$1,190.0	$1,200.1	$1,388.5	$1,399.1
4.333% 2023 Notes	996.7	1,000.4	995.8	1,017.1
2.670% 2023 Notes	998.3	983.5	997.9	997.7
0.972% 2024 Notes	1,396.7	1,330.0	1,396.2	1,343.9
0.983% 2024 Notes	996.8	934.0	996.4	946.3
4.250% 2025 Notes	1,189.3	1,149.0	1,188.5	1,213.6
2015 Senior Convertible Debt	34.2	86.2	30.6	115.4
2017 Senior Convertible Debt	96.5	158.7	104.1	285.6
2020 Senior Convertible Debt	659.0	667.5	584.0	765.5
2017 Junior Convertible Debt	6.4	14.5	5.4	21.7
Total	$7,563.9	$7,523.9	$7,687.4	$8,105.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 7 for further information).

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	June 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,399.5	$(3,739.3)	$3,660.2
Customer-related	199.8	(115.9)	83.9
In-process research and development	6.4	—	6.4
Software licenses	194.7	(75.8)	118.9
Distribution rights and other	0.3	(0.3)	—
Total	$7,800.7	$(3,931.3)	$3,869.4

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,390.2	$(3,571.5)	$3,818.7
Customer-related	200.3	(112.4)	87.9
In-process research and development	6.4	—	6.4
Software licenses	191.2	(61.2)	130.0
Distribution rights and other	0.4	(0.3)	0.1
Total	$7,788.5	$(3,745.4)	$4,043.1

The following is an expected amortization schedule for the intangible assets for remainder of fiscal 2023 through fiscal 2027, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2023	$560.6
2024	$667.7
2025	$534.0
2026	$463.6
2027	$378.7

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2022	2021
Amortization expense charged to cost of sales	$3.3	$2.7
Amortization expense charged to operating expense	184.4	228.3
Total amortization expense	$187.7	$231.0

There were no impairment charges in the three months ended June 30, 2022 or June 30, 2021.

The following shows the goodwill balance as of June 30, 2022 and March 31, 2022 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,654.4	$19.2

At March 31, 2022, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through June 30, 2022, the Company has never recorded a goodwill impairment charge.

Note 10. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2022	2022
Trade accounts receivable	$1,136.5	$1,069.5
Other	15.4	9.3
Total accounts receivable, gross	1,151.9	1,078.8
Less: allowance for expected credit losses	6.9	6.2
Total accounts receivable, net	$1,145.0	$1,072.6

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $168.7 million and $107.9 million in the three months ended June 30, 2022 and June 30, 2021, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of June 30, 2022 and 2021.

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2022	2022
Raw materials	$179.2	$163.0
Work in process	551.8	482.8
Finished goods	180.8	208.6
Total inventories	$911.8	$854.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2022	2022
Land	$88.2	$88.2
Building and building improvements	678.0	674.4
Machinery and equipment	2,498.0	2,471.6
Projects in process	233.4	182.4
Total property, plant and equipment, gross	3,497.6	3,416.6
Less: accumulated depreciation and amortization	2,502.7	2,448.7
Total property, plant and equipment, net	$994.9	$967.9

Depreciation expense attributed to property, plant and equipment was $71.7 million for the three months ended June 30, 2022 compared to $41.2 million for the three months ended June 30, 2021. The increase in depreciation expense in the three months ended June 30, 2022, includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2022 and 2021 the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2022	2022
Accrued compensation and benefits	$224.0	$213.7
Income taxes payable	93.7	121.5
Sales related reserves	485.0	408.1
Current portion of lease liabilities	32.7	33.8
Accrued expenses and other liabilities	345.3	277.2
Total accrued liabilities	$1,180.7	$1,054.3

Note 11. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of June 30, 2022 are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2023	$954.0
2024	109.5
2025	47.9
2026	14.0
2027	14.5
Thereafter	83.0
Total	$1,222.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $179.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2022, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Federal Shareholder Class Action Litigation.  Beginning on September 14, 2018, the Company and certain of its officers were named in two putative shareholder class action lawsuits filed in the United States District Court for the District of Arizona, captioned Jackson v. Microchip Technology Inc., et al., Case No. 2:18-cv-02914-ROS and Maknissian v. Microchip Technology Inc., et al., Case No. 2:18-cv-02924-JJT. On November 13, 2018, the Maknissian complaint was voluntarily dismissed.  On December 11, 2018, the Court issued an order appointing the lead plaintiff in the Jackson matter. An amended complaint was filed on February 22, 2019. The complaint is allegedly brought on behalf of a putative class of purchasers of Microchip common stock between March 2, 2018 and August 9, 2018.  The complaint asserts claims for alleged violations of the federal securities laws and alleges that the defendants issued materially false and misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects during the putative class period.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  Defendants filed a motion to dismiss the amended complaint on April 1, 2019, which motion was granted in part and denied in part on March 11, 2020. Plaintiff filed a motion for class certification, which was granted by the Court. The Company and its officers have reached an agreement to settle the litigation. On March 11, 2022, the Court entered an order granting preliminary approval of the proposed settlement. On June 27, 2022, the Court entered an order granting final approval of the settlement and entered final judgment.

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

Governmental Investigations. The SEC informed the Company in October 2018 that it was investigating matters relating to the Company's acquisition of Microsemi. The Company believes that the investigation relates to distribution channel issues and business practices at Microsemi and the allegations made by the plaintiffs in the Peterson v. Sanghi lawsuit which was described in the Company’s prior filings on Form 10-Q and Form 10-K and which lawsuit has been settled and dismissed. The Department of Justice, which was also investigating those matters, informed the Company in February 2021 that its investigation is closed and that no further action will be taken. The SEC informed the Company in June 2022 that its investigation is also closed and that no further action will be taken.

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH ("Continental") filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, "Atmel").  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits ("ASICs").  Continental sought to recover from Atmel all current and future costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, with current costs and damages alleged to be approximately $77.0 million to date. The arbitral tribunal issued its decision on July 26, 2022, awarding Continental approximately $40.0 million in current damages and interest, and allowing Continental to recover future recall costs under certain conditions.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2022, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100.0 million in excess of amounts accrued.

Note 12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2022 and June 30, 2021 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

Note 13. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2022	2021
Cost of sales(1)	$7.7	$8.8
Research and development	20.1	26.6
Selling, general and administrative	13.4	21.2
Pre-tax effect of share-based compensation	41.2	56.6
Income tax benefit	8.8	12.0
Net income effect of share-based compensation	$32.4	$44.6

(1) During the three months ended June 30, 2022, $4.8 million of share-based compensation expense was capitalized to inventory and $7.7 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2021, $5.6 million of share-based compensation expense was capitalized to inventory and $8.8 million of previously capitalized share-based compensation expense in inventory was sold.

Note 14. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three months ended June 30, 2022, the Company purchased approximately 2.9 million shares of its common stock for a total of $195.2 million under the program. As of June 30, 2022, approximately $3.38 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2022, the Company had approximately 25.3 million treasury shares.

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, (AOCI) (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)
Other comprehensive income (loss) before reclassifications	3.9	—	3.9
Reclassification of realized transactions	0.1	—	0.1
Net other comprehensive income (loss)	4.0	—	4.0
Balance at June 30, 2022	$(1.6)	$(15.0)	$(16.6)

Note 16. Dividends

A quarterly cash dividend of $0.276 per share was paid on June 3, 2022 in the aggregate amount of $153.0 million.  A quarterly cash dividend of $0.301 per share was declared on August 2, 2022 and will be paid on September 2, 2022 to stockholders of record as of August 19, 2022. The Company expects the September 2022 payment of its quarterly cash dividend to be approximately $166.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A. Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 35 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•Our expectation that certain supply chain constraints will continue through calendar 2022 and into calendar 2023;
•That local governments could require us or our suppliers to reduce production, cease operations, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders;
•Our expectation that we will experience period-to-period fluctuations in operating results due to general industry or economic conditions;
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
•Our goal to continue to be more efficient with our selling, general and administrative expenses;
•Our expectation that our days of inventory at September 30, 2022 will be 127 to 132 days;
•Our belief that customers recognize our products and brand name and use distributors as an effective supply channel;
•The accuracy of our estimates of the useful life and values of our property, assets and other liabilities;
•Our ability to increase the proprietary portion of our analog product line and the effect of such an increase;
•The impact of any supply disruption we may experience;
•Our ability to effectively utilize our facilities at appropriate capacity levels;
•The likelihood of our stock price to fluctuate in the future;
•Our ability to maintain manufacturing yields;
•The maintenance of our competitive position based on our investments in new and enhanced products;
•The success of our licensing business depending on the continued market acceptance of our technologies and on our ability to further develop such technologies and to introduce new technologies;
•The potential of the Preferred Supply Program and the long-term supply agreements to satisfy commitments to our suppliers, enable us to forecast capital equipment requirements and employee needs, ramp up manufacturing and manufacture products more efficiently;
•The cost effectiveness of using our own assembly and test operations;
•The greater functionality in new product designs afforded by our proprietary design and manufacturing processes;
•Our plans to continue to transition certain outsourced assembly and test capacity to our internal facilities;
•Our expectation of continued investment in expanding our manufacturing capacity through calendar 2022 and during the next twelve months;
•The continued development of the embedded control market based on our strong technical service presence;

•Our expectation that foundry capacity will continue to be limited due to strong demand for wafers across the industry;
•Our expectation that we will continue to operate our manufacturing facilities at or above normal capacity if the current supply constraints relative to demand continue;
•Our anticipated level of capital expenditures;
•The continuation and amount of quarterly cash dividends;
•The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;
•Our belief that the capital expenditures to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the production requirements that are currently outsourced;
•The impact of seasonality on our business;
•Our belief that our IT system compromise has not had a material adverse effect on our business or resulted in any material damage to us;
•Our expectation that we will continue to be the target of cyber-attacks, computer viruses, unauthorized access and other attempts to breach or otherwise compromise the security of our IT systems and data;
•The impact of the resolution of legal actions on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•Our plans to pursue all available administrative and judicial remedies necessary to resolve the Statutory Notice of Deficiency we received;
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
•Our ability to increase our borrowings or seek additional equity or debt financing to maintain or expand our facilities, or to fund cash dividends, share repurchases, acquisitions or other corporate activities, and that the timing and amount of such financing requirements will depend on a number of factors;
•Our expectations regarding the amounts and timing of repurchases under our stock repurchase program;
•Our expectation that our reliance on third-party contractors may increase over time as our business grows;
•Our ability to collect accounts receivable;
•The impact of the legislative and policy changes implemented or which may be implemented by the current administration, on our business and the trading price of our stock;
•Our plans to continue to undertake efforts to conform to current regulatory obligations and evolving best practices;
•Our plans to continue to comply with applicable U.S. sanctions regarding Ukraine;
•The costs we expect to incur associated with certain disclosure requirements;
•Estimates and plans regarding pension liability and payments expected to be made for benefits earned; and
•The impact on our business stemming from Russia’s invasion of Ukraine.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to give the reader an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

The COVID-19 pandemic initially resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. However, in the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. In response to global supply constraints, we worked to mitigate the impact of the pandemic on our business by qualifying alternative suppliers, increasing our inventory of raw materials, ramping our internal factories and adding assembly and test capacity to increase our manufacturing capability while securing additional capacity with our subcontractors wherever possible. However, strong customer demand continued to outpace capacity in the first three months of fiscal 2023 and in fiscal 2022 as we continued to experience constraints in our internal and external factories and their related manufacturing supply chains. We expect that certain supply chain constraints will persist through calendar 2022 and into calendar 2023. In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. In the first quarter of calendar 2022, we entered into certain long-term supply agreements with our customers for products that will be shipped in future periods. We also entered into certain long-term supply agreements with key suppliers.

In response to the pandemic, we have taken proactive preventative measures to enable a safe environment for our employees and operation of our manufacturing sites. While our global manufacturing sites have been fully operational in recent periods, we strategically implemented plans intended to provide more assurance of business continuity in the event severe outbreaks or government requirements were to impact our operations.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors. Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets. We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our CEMs, ESEs, and sales managers have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical and business knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to customers and to conduct periodic training sessions for the balance of our sales team.  ESEs also frequently conduct technical seminars and workshops in major cities around the world or through online webcasts. Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 41 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2023 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	33.3	35.8
Gross profit	66.7	64.2

Research and development	13.7	15.2
Selling, general and administrative	9.6	11.1
Amortization of acquired intangible assets	8.6	13.7
Special charges and other, net	(0.9)	0.7
Operating income	35.7%	23.5%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$1,963.6	$1,569.4	25.1%

The increase in net sales in the three months ended June 30, 2022 compared to June 30, 2021 was primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions continued to be strong in the three months ended June 30, 2022. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been passing on to our customers in the form of price increases. These price increases also contributed to the increase in net sales during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our price increases were implemented at various times and in various amounts throughout fiscal 2022 with respect to our very broad range of customers and products. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in our microcontroller and analog product lines.

Other factors that we believe contributed to changes in our reported net sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2022 or the three months ended June 30, 2021.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2022	%	2021	%
Microcontrollers	$1,063.0	54.2	$902.5	57.5
Analog	580.0	29.5	432.1	27.5
Other	320.6	16.3	234.8	15.0
Total net sales	$1,963.6	100.0	$1,569.4	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 54.2% of our net sales in the three months ended June 30, 2022 compared to approximately 57.5% of our net sales in the three months ended June 30, 2021.

Net sales of our microcontroller products increased 17.8% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to strength in demand for our microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 29.5% of our net sales in the three months ended June 30, 2022 compared to approximately 27.5% of our net sales in the three months ended June 30, 2021.

Net sales from our analog product line increased 34.2% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 16.3% of our net sales in the three months ended June 30, 2022 compared to approximately 15.0% of our net sales in the three months ended June 30, 2021.

Net sales related to these services and products increased 36.5% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in net sales was primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% of our net sales in the three months ended June 30, 2022 and approximately 50% of our net sales in the three months ended June 30, 2021. The decrease in the distribution percentage of our total net sales is due to lower Preferred Supply Program participation among our distributors as priority of supply under the Preferred Supply Program is more prevalent with direct customers. With the exception of Arrow Electronics, our largest distributor, which made up 11% of our net sales, no other distributor or end customer accounted for more than 10% of our net sales in the three months ended June 30, 2022. In the three months ended June 30, 2021, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice, with the exception of orders placed under our Preferred Supply Program or otherwise designated as non-cancellable.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2022, our distributors maintained 19 days of inventory of our products compared to 17 days at March 31, 2022.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Our distributor inventory days are near historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2022	%	2021	%
Americas	$496.2	25.3	$373.1	23.8
Europe	397.6	20.2	309.7	19.7
Asia	1,069.8	54.5	886.6	56.5
Total net sales	$1,963.6	100.0	$1,569.4	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 78% of our total net sales in the three months ended June 30, 2022 compared to approximately 79% of our total net sales in the three months ended June 30, 2021. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in the Americas and Europe as a percentage of total net sales increased in the three months ended June 30, 2022 compared to June 30, 2021 primarily due to strength in demand in our microcontroller and analog product lines. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended June 30, 2022 was $1.31 billion, or 66.7% of net sales, compared to $1.01 billion, or 64.2% of net sales, in the three months ended June 30, 2021. Gross margin increased in the three months ended June 30, 2022 compared to June 30, 2021 primarily as a result of higher utilization of our factories due to increased customer demand.

Our overall inventory levels were $911.8 million at June 30, 2022, compared to $854.4 million at March 31, 2022. We maintained 127 days of inventory on our balance sheet at June 30, 2022 compared to 125 days of inventory at March 31, 2022. We expect our days of inventory levels at September 30, 2022 to be 127 to 132 days.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During the three months ended June 30, 2022, approximately 58% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 59% during the three months ended June 30, 2021. During the three months ended June 30, 2022, approximately 62% of our test requirements were performed in our internal test facilities, compared to approximately 63% during the three months ended June 30, 2021. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 63% of our net sales came from products that were produced at outside wafer foundries in the three months ended June 30, 2022, compared to 58% in the three months ended June 30, 2021.

Research and Development

R&D expenses for the three months ended June 30, 2022 were $269.0 million, or 13.7% of net sales, compared to $238.4 million, or 15.2% of net sales, for the three months ended June 30, 2021. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $30.6 million, or 12.8%, for the three months ended June 30, 2022 over the same period last year.  The primary reasons for the increase in R&D expenses were increases in employee compensation and higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2022 were $188.9 million, or 9.6% of net sales, compared to $174.3 million, or 11.1% of net sales, for the three months ended June 30, 2021.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $14.6 million, or 8.4%, for the three months ended June 30, 2022 over the same period last year.  The increase in selling, general and administrative expenses was primarily due to increases in employee compensation.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2022 was $167.6 million, compared to $215.6 million for the three months ended June 30, 2021. The primary reason for the decrease was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special (Income) Charges and Other, Net

During the three months ended June 30, 2022, we incurred special income and other, net of $16.9 million, compared to special charges and other, net of $10.5 million for the three months ended June 30, 2021. The income was primarily related to the favorable resolution of a previously accrued legal matter and the charges incurred were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income in the three months ended June 30, 2022 was $0.1 million compared to $0.3 million in the three months ended June 30, 2021.

Interest expense in the three months ended June 30, 2022 was $50.3 million compared to $72.3 million for the three months ended June 30, 2021. The primary reasons for the decrease in interest expense in the three months ended June 30, 2022 compared to the same period last year were due to the adoption of ASU 2020-06 on April 1, 2022, which eliminated the amortization of debt discount on our Convertible Debt, and the cumulative pay down of our debt offset by higher interest rates on our outstanding variable rate debt.

During the three months ended June 30, 2022, we recognized losses of $6.2 million related to the settlement of approximately $31.0 million in principal of our 2017 Senior Convertible Debt and approximately $3.6 million in principal of our 2017 Junior Convertible Debt. During the three months ended June 30, 2021, we recognized losses of $0.3 million related to the repayment of $1.00 billion aggregate principal amount outstanding on our 3.922% 2021 Notes.

Other income, net in the three months ended June 30, 2022 was $1.7 million compared to $0.5 million for the three months ended June 30, 2021.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the three months ended June 30, 2022 and June 30, 2021 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2022 and June 30, 2021 was approximately 22%. Our non-U.S. blended statutory tax rates in the three months ended June 30, 2022 and June 30, 2021 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations and assets in Thailand, Malta, and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 5.0% tax rate.

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

Liquidity and Capital Resources

We had $379.1 million in cash, cash equivalents and short-term investments at June 30, 2022, an increase of $59.7 million from the March 31, 2022 balance.

Operating Activities

Net cash provided by operating activities was $840.4 million in the three months ended June 30, 2022, primarily due to higher net income of $507.2 million, adjusted for non-cash and non-operating charges of $385.4 million and net cash outflows of $52.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the three months ended June 30, 2022 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased production levels and higher costs of materials and production costs in support of customer demand for our products, offset by increases in accrued and other liabilities driven by higher sales related reserves. Net cash provided by operating activities was $629.9 million in the three months ended June 30, 2021, primarily due to net income of $252.8 million, adjusted for non-cash and non-operating charges of $366.2 million and net cash inflows of $10.9 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $153.8 million in the three months ended June 30, 2022 compared to $112.7 million in the three months ended June 30, 2021. During the three months ended June 30, 2022 and June 30, 2021, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2022 were $121.9 million compared to $86.3 million in the three months ended June 30, 2021. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021, we started to invest more significantly to expand our manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue through calendar 2022. We currently expect to invest between $500 million and $550 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of our production requirements that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Financing Activities

Net cash used in financing activities was $626.9 million in the three months ended June 30, 2022 compared to $519.5 million in the three months ended June 30, 2021. Significant transactions affecting our net financing cash flows included:
•in the first three months of fiscal 2023, $272.5 million of cash used to pay down certain principal of our debt, including our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first three months of fiscal 2022, $391.0 million of cash used to pay down certain principal of our debt, including our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in the first three months of fiscal 2023 and fiscal 2022, we paid cash dividends to our stockholders of $153.0 million and $113.1 million, respectively, and
•in the first three months of fiscal 2023, we repurchased shares of our common stock for $195.2 million.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of June 30, 2022, the principal amount of our outstanding indebtedness was $7.60 billion. At June 30, 2022, we had $1.20 billion of outstanding borrowings under the Revolving Credit Facility compared to $1.40 billion at March 31, 2022.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first three months of fiscal 2023, we repurchased approximately

2.9 million shares of our common stock for $195.2 million under this authorization. We did not repurchase any shares of our common stock in the first three months of fiscal 2022. As of June 30, 2022, approximately $3.38 billion remained available for repurchases under the program. As of June 30, 2022, we held approximately 25.3 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.20 billion. A quarterly cash dividend of $0.276 per share was paid on June 3, 2022 in the aggregate amount of $153.0 million. A quarterly dividend of $0.301 per share was declared on August 2, 2022 and will be paid on September 2, 2022 to stockholders of record as of August 19, 2022. We expect the aggregate cash dividend for the September 2022 quarter to be approximately $166.5 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 7. Debt" and "Note 12. Income Taxes" of the notes to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, our long-term debt totaled $7.60 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.40 billion as of June 30, 2022. We have interest rate exposure with respect to the $1.20 billion of our variable interest rate debt outstanding under our Revolving Credit Facility as of June 30, 2022. A 50-basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $6.0 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11 to our condensed consolidated financial statements for information regarding legal proceedings.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in China, increases in interest rates, inflation or the ongoing uncertainty surrounding the COVID-19 pandemic and its implications;
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as COVID-19), cybersecurity incidents, terrorist activity, armed conflict, war (including Russia's invasion of Ukraine), worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
•availability of raw materials including rare earth minerals, supplies and equipment due to supply chain constraints or other factors;
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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in the first three months of fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers, and longer lead times for certain materials required for production purposes. Such conditions are expected to continue. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the impact of the COVID-19 pandemic, or the application of sanctions, trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

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

We do not purchase significant amounts of equipment from Russia, Belarus, or Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium, and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, neon, cesium, and rubidium supply chains, at this time, our supply chains have been able to meet our needs. While sales of our products into the regions, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2023, approximately 63% of our net sales came from products that were produced at outside wafer foundries compared to 60% of our net sales in fiscal 2022. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2023, approximately 42% of our assembly requirements and 38% of our test requirements were performed by third party contractors, compared to approximately 41% and 36%, respectively, during fiscal 2022. Due to increased demand for our products, we have taken actions in recent quarters to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be limited due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. We expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own existing facilities, at new facilities or at other foundries and assembly and testing contractors. On July 28, 2022, the U.S. Congress passed the CHIPS Act which is to provide billions of dollars of cash incentives to increase domestic manufacturing capacity in our industry. Such incentives may potentially be available to us, our competitors and foundries; however, there can be no assurance as to which companies will receive such incentives and whether the legislation will have a positive or negative impact on our competitive position.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 24% in China and 14% in Taiwan. During fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in recent quarters, competition in China is intense, and China's economic growth has slowed in calendar 2022. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, the impact of COVID-19 related lockdowns in the first quarter of calendar 2022 has adversely impacted Chinese customers and the supply chain. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

We do not have significant sales or operations in Russia, Belarus, or Ukraine, and we do not purchase significant amounts of equipment from these regions. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, cesium, rubidium, and neon supply chains due to the Russia Ukraine conflict, at this time, our supply chains have been able to meet our needs. While sales of our products into the regions impacted by the Russia Ukraine conflict, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial condition.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:
•political, social and economic instability due to the COVID-19 pandemic, wars, or other factors;
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

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under our Preferred Supply Program and under our long-term supply agreements.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been very strong in recent periods due to favorable industry conditions and the impact of our Preferred Supply Program and our long-term supply agreements, turns orders remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders may also decrease in periods where customers are holding excess inventory of our products. Our customers may have increased their order levels in previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into long-term supply agreements, which offer our customers the ability to receive prioritized capacity. To participate in the Preferred Supply Program, customers have to place 12 months of orders, which cannot be cancelled or rescheduled except in the event of price increases. The capacity priority under the Preferred Supply Program began for shipments in July 2021. The Preferred Supply Program and the long-term supply agreements are not a guarantee of supply; however, they will provide the highest priority for those orders which are under these programs, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under these programs. We believe these programs will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since these are new programs, there can be no assurance that the programs will be successful or that they will benefit our business. In the event that customers under these programs attempt to cancel or reschedule orders, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. Additionally, as orders under these programs cannot be cancelled or returned except in the event of price increases, these programs may result in customers holding excess inventory of our products and thus decrease their need to place new orders in later periods.

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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first three months of fiscal 2023 and in fiscal 2022, we operated at or above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue.

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

Sales to distributors accounted for approximately 47% of our net sales in the first three months of fiscal 2023 and approximately 48% of our net sales in fiscal 2022. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 becomes more severe. In the future, local governments could require us to reduce production, cease operations at any of our facilities, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See Note 11 to our condensed consolidated financial statements for information regarding such matters. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2022, we had goodwill of $6.67 billion and net intangible assets of $3.87 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first three months of fiscal 2023 or in fiscal 2022. No intangible asset impairment charges were recorded in the first three months of fiscal 2023 or in fiscal 2022. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified in recent periods in our industry due to high demand for skilled employees. Availability of labor is currently constrained in certain geographic markets in which we operate due to the tight and competitive labor market in our industry. Competition for available labor has intensified for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry.

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

With the exception of orders placed under our Preferred Supply Program and long-term supply agreements, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our Preferred Supply Program and long-term supply agreements), the contracts are generally cancelable based on standard terms and conditions. Under our Preferred Supply Program and long-term supply agreements, customers may cancel contracts in the event of price increases. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first three months of fiscal 2023, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

Certain customer contracts differ from our standard terms of sale. For some of the markets that we sell into, such as the automotive and personal computer markets, our customers may have negotiating leverage over us as a result of their market size. For example, under certain contracts we have committed to supply products on scheduled delivery dates, or extended our obligations for liabilities such as warranties or indemnification for quality issues or intellectual property infringement. If we are unable to supply the customer as contractually required, the customer may incur additional production costs, lost revenues due to delays in their manufacturing schedule, or quality-related issues. We may be liable for costs and damages associated with customer claims, and we may be obligated to defend the customer against claims of intellectual property infringement and pay associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks of such liabilities, and set caps on our liability exposure, sometimes we are unable to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have, and may in the future, have to agree to uncapped liability for such items as intellectual property infringement or product failure, or have to agree to liquidated damage provisions. This exposes us to risk of liability far exceeding the purchase price of the products sold under such contracts, the lifetime revenues we receive under such contracts, or potential consequential damages. Further, where we do not have negotiated customer contracts, our customer's order terms may govern the transaction and contain terms unfavorable to us. These risks could result in a material adverse impact on our results of operations and financial condition.

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

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EARs, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, Microchip chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. An additional example occurred in April 2018, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and Belarus effective March 2021, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and is expected to continue to issue guidelines and proposals that may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The current administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated support for significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, Microchip chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

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

In March 2022, the SEC proposed a rule entitled Enhancement and Standardization of Climate-Related Disclosures for Investors. While the proposed rule is not yet in effect and is subject to change as a result of the SEC comment process, if it were to go in effect in its current form, we would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification. Further, certain elements of the proposed rule, such as mandatory third-party verification of emissions, may be difficult to comply with in the proposed required timeframe as there may be an insufficient number of qualified third-party verification entities to meet demand.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 27, 2022. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier and we may have to write off inventory if it cannot be sold.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to higher interest rates, inflation, the COVID-19 pandemic or other factors;
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

As of June 30, 2022, the principal amount of our outstanding indebtedness was $7.60 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At June 30, 2022, we had $1.20 billion in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At June 30, 2022, we had $5.60 billion in aggregate principal amount of Senior Notes and $803.5 million in aggregate principal of Convertible Debt outstanding.

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

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Convertible Debt and Senior Notes, depends on our future performance, which is subject to economic, competitive and other factors including those related to the COVID-19 pandemic. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
April 1, 2022 - April 30, 2022	—	$—	—	$3,574.4
May 1, 2022 - May 31, 2022	1,610,162	$67.28	1,610,162	$3,466.1
June 1, 2022 - June 30, 2022	1,310,238	$66.32	1,310,238	$3,379.2
	2,920,400		2,920,400	$3,379.2

(1) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021	8-K	000-21184	3.1	May 28, 2021

10.1	2004 Equity Incentive Plan, as amended through May 24, 2022					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

* This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 2, 2022	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)