Form 10-Q
period 2022-09-30
MICROCHIP TECHNOLOGY INC
filed 2022-11-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of October 27, 2022 was 550,008,710.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	September 30,	March 31,
	2022	2022
Cash and cash equivalents	$304.8	$317.4
Short-term investments	2.0	2.0
Accounts receivable, net	1,133.2	1,072.6
Inventories	1,030.3	854.4
Other current assets	205.7	206.2
Total current assets	2,676.0	2,452.6
Property, plant and equipment, net	1,088.3	967.9
Goodwill	6,673.6	6,673.6
Intangible assets, net	3,704.9	4,043.1
Long-term deferred tax assets	1,692.3	1,797.1
Other assets	306.0	265.2
Total assets	$16,141.1	$16,199.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$379.8	$344.7
Accrued liabilities	1,160.0	1,054.3
Current portion of long-term debt	998.6	—
Total current liabilities	2,538.4	1,399.0
Long-term debt	6,304.9	7,687.4
Long-term income tax payable	666.8	704.6
Long-term deferred tax liability	41.5	39.8
Other long-term liabilities	486.4	473.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,396 shares issued and 550,008,686 shares outstanding at September 30, 2022; 577,805,396 shares issued and 554,500,524 shares outstanding at March 31, 2022	0.6	0.6
Additional paid-in capital	2,355.5	2,535.9
Common stock held in treasury: 27,796,710 shares at September 30, 2022; 23,304,872 shares at March 31, 2022	(1,197.4)	(796.3)
Accumulated other comprehensive loss	(11.6)	(20.6)
Retained earnings	4,956.0	4,175.2
Total stockholders' equity	6,103.1	5,894.8
Total liabilities and stockholders' equity	$16,141.1	$16,199.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,073.2	$1,649.8	$4,036.8	$3,219.2
Cost of sales	675.3	581.5	1,329.0	1,143.3
Gross profit	1,397.9	1,068.3	2,707.8	2,075.9

Research and development	268.6	246.2	537.6	484.6
Selling, general and administrative	202.4	179.9	391.3	354.2
Amortization of acquired intangible assets	167.5	215.7	335.1	431.3
Special charges (income) and other, net	4.3	10.2	(12.6)	20.7
Operating expenses	642.8	652.0	1,251.4	1,290.8

Operating income	755.1	416.3	1,456.4	785.1
Other income (expense):
Interest income	0.2	0.1	0.3	0.4
Interest expense	(53.3)	(64.8)	(103.6)	(137.1)
Loss on settlement of debt	(2.1)	(85.2)	(8.3)	(85.5)
Other (loss) income, net	(0.8)	(1.6)	0.9	(1.1)
Income before income taxes	699.1	264.8	1,345.7	561.8
Income tax provision	152.9	22.8	292.3	67.0
Net income	$546.2	$242.0	$1,053.4	$494.8

Basic net income per common share	$0.99	$0.44	$1.91	$0.90
Diluted net income per common share	$0.98	$0.43	$1.88	$0.87
Dividends declared per common share	$0.3010	$0.2185	$0.5770	$0.4250
Basic common shares outstanding	551.5	551.3	552.7	549.4
Diluted common shares outstanding	558.3	565.9	559.9	565.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$546.2	$242.0	$1,053.4	$494.8
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial gains related to defined benefit pension plans, net of tax effect	5.0	1.8	8.9	0.7
Reclassification of realized transactions, net of tax effect	0.1	0.6	0.2	1.2
Change in net foreign currency translation adjustment	(0.1)	(0.6)	(0.1)	(0.1)
Other comprehensive income, net of tax effect	5.0	1.8	9.0	1.8
Comprehensive income	$551.2	$243.8	$1,062.4	$496.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,053.4	$494.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511.2	549.7
Deferred income taxes	131.3	(11.2)
Share-based compensation expense related to equity incentive plans	82.5	112.3
Loss on settlement of debt	8.3	85.5
Amortization of debt discount	3.6	24.2
Amortization of debt issuance costs	4.7	6.4
Other non-cash adjustment	(2.3)	(3.9)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(60.6)	12.1
Increase in inventories	(190.2)	(49.8)
Increase in accounts payable and accrued liabilities	144.3	3.3
Change in other assets and liabilities	(10.6)	39.1
Change in income tax payable	(42.0)	(20.9)
Net cash provided by operating activities	1,633.6	1,241.6
Cash flows from investing activities:
Proceeds from sales of assets	0.4	12.2
Investments in other assets	(52.8)	(56.1)
Capital expenditures	(232.2)	(164.8)
Net cash used in investing activities	(284.6)	(208.7)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	2,765.0	1,945.0
Repayments of Revolving Credit Facility	(3,192.0)	(2,485.0)
Proceeds from issuance of senior notes	—	997.0
Repayment of senior notes	—	(1,000.0)
Payments on settlement of convertible debt	(170.4)	(263.6)
Deferred financing costs	—	(2.6)
Proceeds from sale of common stock	37.8	33.4
Tax payments related to shares withheld for vested RSUs	(40.1)	(49.1)
Repurchase of common stock	(442.4)	—
Payment of cash dividends	(319.1)	(234.3)
Capital lease payments	(0.4)	(0.4)
Net cash used in financing activities	(1,361.6)	(1,059.6)
Net decrease in cash and cash equivalents	(12.6)	(26.7)
Cash and cash equivalents, and restricted cash at beginning of period	317.4	280.0
Cash and cash equivalents, and restricted cash at end of period	$304.8	$253.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2021	569.0	$2,403.6	21.9	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	252.8	252.8
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	1.4	12.2	—	—	—	—	12.2
RSU and SAR withholdings	(0.4)	(25.3)	—	—	—	—	(25.3)
Treasury stock used for new issuances	(1.0)	(16.3)	(1.0)	16.3	—	—	—
Share-based compensation	—	56.2	—	—	—	—	56.2
Cash dividend	—	—	—	—	—	(113.1)	(113.1)
Balance at June 30, 2021	569.0	2,430.4	20.9	(417.5)	(26.2)	3,533.2	5,519.9
Net Income	—	—	—	—	—	242.0	242.0
Other comprehensive income	—	—	—	—	1.8	—	1.8
Proceeds from sales of common stock through employee equity incentive plans	1.6	21.2	—	—	—	—	21.2
RSU and SAR withholdings	(0.3)	(23.8)	—	—	—	—	(23.8)
Treasury stock used for new issuances	(1.3)	(19.6)	(1.3)	19.6	—	—	—
Shares issued to settle convertible debt	5.4	399.2	—	—	—	—	399.2
Settlement of convertible debt	—	(391.1)	—	—	—	—	(391.1)
Share-based compensation	—	54.9	—	—	—	—	54.9
Cash dividend	—	—	—	—	—	(121.2)	(121.2)
Balance at September 30, 2021	574.4	$2,471.2	19.6	$(397.9)	$(24.4)	$3,654.0	$5,702.9

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU and SAR withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—
Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	2,393.6	25.3	(975.0)	(16.6)	4,575.9	5,977.9
Net Income	—	—	—	—	—	546.2	546.2
Other comprehensive income	—	—	—	—	5.0	—	5.0
Proceeds from sales of common stock through employee equity incentive plans	1.4	24.4	—	—	—	—	24.4
RSU and SAR withholdings	(0.3)	(20.7)	—	—	—	—	(20.7)
Treasury stock used for new issuances	(1.1)	(24.8)	(1.1)	24.8	—	—	—
Repurchase of common stock	—	—	3.6	(247.2)	—	—	(247.2)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Settlement of convertible debt	—	(58.2)	—	—	—	—	(58.2)
Share-based compensation	—	41.8	—	—	—	—	41.8
Cash dividend	—	—	—	—	—	(166.1)	(166.1)
Balance at September 30, 2022	577.8	$2,356.1	27.8	$(1,197.4)	$(11.6)	$4,956.0	$6,103.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On April 1, 2022, the Company adopted ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments are reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted the standard under the modified retrospective transition method for fiscal 2023. The adoption of this standard resulted in an increase of $105.8 million to the Company's Convertible Debt, to reflect the full principal amount of the Convertible Debt outstanding net of issuance costs, a reduction to additional paid-in capital of $128.3 million, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Debt, a decrease to deferred tax liabilities, and a cumulative-effect adjustment of $46.5 million, net of estimated income tax effects, to increase the opening balance of retained earnings as of April 1, 2022. In addition, the required use of the if-converted method in calculating diluted earnings per share is not expected to increase the number of potentially dilutive shares in fiscal 2023 as the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt on April 1, 2022.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended September 30, 2022		Six Months Ended September 30, 2022
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,028.2	$1,352.9	$3,953.9	$2,624.9
Technology licensing	45.0	45.0	82.9	82.9
Total	$2,073.2	$1,397.9	$4,036.8	$2,707.8

	Three Months Ended September 30, 2021		Six Months Ended September 30, 2021
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,617.0	$1,035.5	$3,159.0	$2,015.7
Technology licensing	32.8	32.8	60.2	60.2
Total	$1,649.8	$1,068.3	$3,219.2	$2,075.9

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Microcontrollers	$1,179.5	$894.0	$2,242.5	$1,796.5
Analog	572.5	490.9	1,152.5	923.0
Other	321.2	264.9	641.8	499.7
Total net sales	$2,073.2	$1,649.8	$4,036.8	$3,219.2

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Distributors	$958.3	$816.7	$1,871.4	$1,600.1
Direct customers	1,069.9	800.3	2,082.5	1,558.9
Licensees	45.0	32.8	82.9	60.2
Total net sales	$2,073.2	$1,649.8	$4,036.8	$3,219.2

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of September 30, 2022, the Company had approximately $237.3 million of deferred revenue in the semiconductor product segment, of which $88.3 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2022, the Company had approximately $117.6 million of deferred revenue in the semiconductor product segment, of which $73.2 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods.

Of the $237.3 million of deferred revenue as of September 30, 2022, $150.2 million is cash collected from customers under long-term supply arrangements of which $6.8 million is included within accrued liabilities and $143.4 million is included within other long-term liabilities. Under these arrangements, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. Assuming that the Company satisfies its performance obligations, the minimum revenue to be recorded under these arrangements totals $150.2 million and would be recognized over the next five fiscal years. The remaining $87.1 million of deferred revenue as of September 30, 2022 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Nearly all the $87.1 million will be recognized as revenue within the next 12 months.

Many of the Company’s customer contracts have a duration of less than 12 months, however, a portion of the Company's customer contracts in the semiconductor product segment contain firmly committed orders beyond 12 months at the time of order. The transaction price the Company expects to receive for non-cancelable commitments in such contracts with remaining performance obligations as of September 30, 2022 for orders with initial durations in excess of 12 months approximates the Company’s fiscal 2022 net sales of which approximately 63% is expected to be recognized as net sales over the next 12 months. The amount and timing of such net sales is inherently uncertain because the transaction prices include variable consideration which is subject to change based upon market conditions at the time of the sale and may not be indicative of net sales in future periods.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$546.2	$242.0	$1,053.4	$494.8
Basic weighted average common shares outstanding	551.5	551.3	552.7	549.4
Dilutive effect of stock options and RSUs	5.1	7.3	5.2	7.4
Dilutive effect of 2015 Senior Convertible Debt	0.7	3.1	0.9	3.7
Dilutive effect of 2017 Senior Convertible Debt	0.9	3.3	1.0	3.7
Dilutive effect of 2017 Junior Convertible Debt	0.1	0.9	0.1	1.3
Diluted weighted average common shares outstanding	558.3	565.9	559.9	565.5
Basic net income per common share	$0.99	$0.44	$1.91	$0.90
Diluted net income per common share	$0.98	$0.43	$1.88	$0.87

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 7 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
2015 Senior Convertible Debt	$29.65	$30.14	$29.71	$30.19
2017 Senior Convertible Debt	$46.24	$47.00	$46.34	$47.07
2020 Senior Convertible Debt	$92.92	$93.37	$93.00	$93.39
2017 Junior Convertible Debt	$45.42	$46.17	$45.52	$46.24

Note 6. Special Charges (Income) and Other, Net

During the three and six months ended September 30, 2022, the Company incurred special charges and other, net of $4.3 million and special income and other, net of $12.6 million, respectively, compared to special charges and other, net of $10.2 million and $20.7 million for the three and six months ended September 30, 2021, respectively. The income was primarily related to a favorable resolution of a previously accrued legal matter and the charges incurred were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Note 7. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			September 30, 2022	March 31, 2022

Revolving Credit Facility			$972.1	$1,399.1
4.333% 2023 Notes	4.333%	4.7%	1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%	1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			6,572.1	6,999.1
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	12.4	34.4
2017 Senior Convertible Debt	1.625%	1.8%	82.2	128.1
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	6.5	10.1
Total Convertible Debt			766.6	838.1

Gross long-term debt including current maturities			7,338.7	7,837.2
Less: Debt discount(1)			(14.1)	(124.6)
Less: Debt issuance costs(2)			(21.1)	(25.2)
Net long-term debt including current maturities			7,303.5	7,687.4
Less: Current maturities(3)			(998.6)	—
Net long-term debt			$6,304.9	$7,687.4

(1) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2022	2022
4.333% 2023 Notes	$(0.8)	$(1.3)
2.670% 2023 Notes	(0.9)	(1.3)
0.972% 2024 Notes	(1.8)	(2.5)
0.983% 2024 Notes	(1.8)	(2.2)
4.250% 2025 Notes	(8.8)	(10.2)
2015 Senior Convertible Debt	—	(3.7)
2017 Senior Convertible Debt	—	(23.4)
2020 Senior Convertible Debt	—	(75.3)
2017 Junior Convertible Debt	—	(4.7)
Total unamortized discount	$(14.1)	$(124.6)

As of April 1, 2022, the unamortized debt discount of the Convertible Debt was eliminated upon the Company's adoption of ASU 2020-06 (See Note 2 for further information).

(2) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2022	2022
Revolving Credit Facility	$(9.4)	$(10.6)
4.333% 2023 Notes	(1.6)	(2.9)
2.670% 2023 Notes	(0.5)	(0.8)
0.972% 2024 Notes	(0.9)	(1.3)
0.983% 2024 Notes	(1.1)	(1.4)
4.250% 2025 Notes	(1.1)	(1.3)
2015 Senior Convertible Debt	(0.1)	(0.1)
2017 Senior Convertible Debt	(0.5)	(0.6)
2020 Senior Convertible Debt	(5.8)	(6.2)
2017 Junior Convertible Debt	(0.1)	—
Total debt issuance costs	$(21.1)	$(25.2)

(3) As of September 30, 2022, the 2.670% 2023 Notes, which mature on September 1, 2023, are included as current maturities because they mature within 12 months and there is not sufficient availability in the Revolving Credit Facility to refinance these notes on a long-term basis. As of September 30, 2022, the 4.333% 2023 Notes, which mature on June 1, 2023, are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of September 30, 2022 and March 31, 2022, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of September 30, 2022 are as follows (in millions):

Fiscal year ending March 31,	Amount
2023	$—
2024	3,400.0
2025	1,677.9
2026	1,200.0
2027	1,054.3
Thereafter	6.5
Total	$7,338.7

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2022
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	33.7284	$29.65	16.8659	47.2188
2017 Senior Convertible Debt(1)	21.6279	$46.24	10.8146	30.8200
2020 Senior Convertible Debt(1)	10.7617	$92.92	—	15.0663
2017 Junior Convertible Debt(1)	22.0144	$45.42	11.0083	30.8200

(1) As of September 30, 2022, the 2020 Senior Convertible Debt was not convertible. As of September 30, 2022, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between October 1, 2022 and December 31, 2022 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended September 30, 2022. As of September 30, 2022, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 42.4008 shares of common stock, 24.2493 shares of common stock, and 24.8292 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $61.03 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of September 30, 2022, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $19.7 million, $39.5 million, and $3.3 million, respectively.

With the exception of the 2020 Senior Convertible Debt, which may be redeemed by the Company on or after November 20, 2022, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Debt issuance cost amortization	$1.7	$2.3	$3.4	$5.2
Debt discount amortization	1.8	1.7	3.6	3.6
Interest expense	47.2	46.9	91.0	99.6
Total interest expense on Senior Indebtedness	50.7	50.9	98.0	108.4
Debt issuance cost amortization	0.7	0.6	1.3	1.2
Debt discount amortization	—	9.9	—	20.6
Coupon interest expense	0.7	2.2	1.7	5.0
Total interest expense on Convertible Debt	1.4	12.7	3.0	26.8
Other interest expense	1.2	1.2	2.6	1.9
Total interest expense	$53.3	$64.8	$103.6	$137.1

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

August 2022
2015 Senior Convertible Debt	$22.0	$67.7	$1.3
2017 Senior Convertible Debt	$14.9	$29.2	$0.8
May 2022
2017 Senior Convertible Debt	$31.0	$65.3	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	$0.3

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at September 30, 2022 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at September 30, 2022 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	September 30, 2022		March 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$962.7	$972.1	$1,388.5	$1,399.1
4.333% 2023 Notes	997.6	998.0	995.8	1,017.1
2.670% 2023 Notes	998.6	982.1	997.9	997.7
0.972% 2024 Notes	1,397.3	1,319.9	1,396.2	1,343.9
0.983% 2024 Notes	997.1	921.2	996.4	946.3
4.250% 2025 Notes	1,190.1	1,152.0	1,188.5	1,213.6
2015 Senior Convertible Debt	12.3	34.7	30.6	115.4
2017 Senior Convertible Debt	81.7	142.8	104.1	285.6
2020 Senior Convertible Debt	659.7	672.2	584.0	765.5
2017 Junior Convertible Debt	6.4	12.8	5.4	21.7
Total	$7,303.5	$7,207.8	$7,687.4	$8,105.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 7 for further information).

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,412.4	$(3,903.0)	$3,509.4
Customer-related	199.8	(119.9)	79.9
In-process research and development	6.4	—	6.4
Software licenses	201.2	(92.0)	109.2
Distribution rights and other	0.3	(0.3)	—
Total	$7,820.1	$(4,115.2)	$3,704.9

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,390.2	$(3,571.5)	$3,818.7
Customer-related	200.3	(112.4)	87.9
In-process research and development	6.4	—	6.4
Software licenses	191.2	(61.2)	130.0
Distribution rights and other	0.4	(0.3)	0.1
Total	$7,788.5	$(3,745.4)	$4,043.1

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2023 through fiscal 2027, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2023	$374.1
2024	$669.0
2025	$535.3
2026	$464.3
2027	$378.8

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Amortization expense charged to cost of sales	$3.9	$3.2	$7.2	$5.9
Amortization expense charged to operating expense	184.3	230.6	368.7	458.9
Total amortization expense	$188.2	$233.8	$375.9	$464.8

There were no impairment charges in the three and six months ended September 30, 2022 or September 30, 2021.

The following shows the goodwill balance as of September 30, 2022 and March 31, 2022 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,654.4	$19.2

At March 31, 2022, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through September 30, 2022, the Company has never recorded a goodwill impairment charge.

Note 10. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2022	2022
Trade accounts receivable	$1,122.4	$1,069.5
Other	17.9	9.3
Total accounts receivable, gross	1,140.3	1,078.8
Less: allowance for expected credit losses	7.1	6.2
Total accounts receivable, net	$1,133.2	$1,072.6

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $186.2 million and $354.9 million for the three and six months ended September 30, 2022, respectively, compared to $109.3 million and $217.2 million for the three and six months ended September 30, 2021, respectively. Factoring fees for the sales of receivables were recorded in other (loss) income, net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of September 30, 2022 and 2021.

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2022	2022
Raw materials	$192.0	$163.0
Work in process	619.2	482.8
Finished goods	219.1	208.6
Total inventories	$1,030.3	$854.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2022	2022
Land	$88.2	$88.2
Building and building improvements	703.2	674.4
Machinery and equipment	2,543.0	2,471.6
Projects in process	317.5	182.4
Total property, plant and equipment, gross	3,651.9	3,416.6
Less: accumulated depreciation and amortization	2,563.6	2,448.7
Total property, plant and equipment, net	$1,088.3	$967.9

Depreciation expense attributed to property, plant and equipment was $63.6 million and $135.3 million for the three and six months ended September 30, 2022, respectively, compared to $43.7 million and $84.9 million for the three and six months ended September 30, 2021, respectively. The increase in depreciation expense in the three and six months ended September 30, 2022, includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and six months ended September 30, 2022 and 2021 the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2022	2022
Accrued compensation and benefits	$198.4	$213.7
Income taxes payable	115.6	121.5
Sales related reserves	486.3	408.1
Current portion of lease liabilities	32.1	33.8
Accrued expenses and other liabilities	327.6	277.2
Total accrued liabilities	$1,160.0	$1,054.3

Note 11. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of September 30, 2022 are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2023	$835.3
2024	229.6
2025	130.1
2026	107.3
2027	96.0
Thereafter	350.1
Total	$1,748.4

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $179.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2022, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2022, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100.0 million in excess of amounts accrued.

Note 12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the six months ended September 30, 2022 and September 30, 2021 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

Note 13. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of sales(1)	$6.5	$9.1	$14.2	$17.9
Research and development	19.8	26.1	39.9	52.7
Selling, general and administrative	15.0	20.5	28.4	41.7
Pre-tax effect of share-based compensation	41.3	55.7	82.5	112.3
Income tax benefit	8.8	11.8	17.6	23.8
Net income effect of share-based compensation	$32.5	$43.9	$64.9	$88.5

(1) During the three and six months ended September 30, 2022, $4.7 million and $9.5 million, respectively, of share-based compensation expense was capitalized to inventory and $6.5 million and $14.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2021, $5.5 million and $11.1 million, respectively, of share-based compensation expense was capitalized to inventory and $9.1 million and $17.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 14. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and six months ended September 30, 2022, the Company purchased approximately 3.6 million shares and 6.5 million shares, respectively, of its common stock for a total of $247.2 million and $442.4 million, respectively, under the program. As of September 30, 2022, approximately $3.13 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2022, the Company had approximately 27.8 million treasury shares.

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)
Other comprehensive income (loss) before reclassifications	8.9	(0.1)	8.8
Reclassification of realized transactions	0.2	—	0.2
Net other comprehensive income (loss)	9.1	(0.1)	9.0
Balance at September 30, 2022	$3.5	$(15.1)	$(11.6)

Note 16. Dividends

A quarterly cash dividend of $0.301 per share was paid on September 2, 2022 in the aggregate amount of $166.1 million.  A quarterly cash dividend of $0.328 per share was declared on November 3, 2022 and will be paid on December 6, 2022 to stockholders of record as of November 22, 2022. The Company expects the December 2022 payment of its quarterly cash dividend to be approximately $181.0 million.

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
•Our expectation that our days of inventory at December 31, 2022 will be 143 to 147 days;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to give the reader an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

The COVID-19 pandemic initially resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. However, in the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. In response to global supply constraints, we worked to mitigate the impact of the pandemic on our business by qualifying alternative suppliers, increasing our inventory of raw materials, ramping our internal factories and adding assembly and test capacity to increase our manufacturing capability while securing additional capacity with our subcontractors wherever possible. However, strong customer demand continued to outpace capacity in the first six months of fiscal 2023 and in fiscal 2022 as we continued to experience constraints in our internal and external factories and their related manufacturing supply chains. We expect that certain supply chain constraints will persist through calendar 2022 and into calendar 2023; however, recent uncertainty in the U.S. and world economies may lessen the impact of such constraints in future periods. In addition, rising interest rates and high inflation in the U.S. may result in a slowdown in the economy and reduce customer demand in our industry. We are unable to predict the timing or impact of any such slowdown on our business.

In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. In the first three quarters of calendar 2022, we entered into certain long-term supply agreements with our customers for products that will be shipped in future periods. We also entered into certain long-term supply agreements with key suppliers.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing. In light of our manufacturing strategy and potential grant funding from the CHIPS Act, as well as state and local grants and subsidies, we are in the early stages of considering building a 300 mm U.S. based wafer fabrication facility for specialized, trailing edge technologies. This project, if we decide to pursue it, would be intended to provide competitive growth capacity, as well as geographic and geopolitical diversification. The availability of grants, subsidies and other incentives will all be important considerations in our analysis and will also help determine the location and timing for the facility.

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

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 43 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2023 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	32.6	35.2	32.9	35.5
Gross profit	67.4	64.8	67.1	64.5

Research and development	13.0	14.9	13.3	15.1
Selling, general and administrative	9.8	10.9	9.7	11.0
Amortization of acquired intangible assets	8.0	13.2	8.3	13.4
Special charges (income) and other, net	0.2	0.6	(0.3)	0.6
Operating income	36.4%	25.2%	36.1%	24.4%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net sales	$2,073.2	$1,649.8	25.7%	$4,036.8	$3,219.2	25.4%

The increases in net sales in the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 were primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions continued to be strong in the three and six months ended September 30, 2022 although there is increased uncertainty as to the future direction of the U.S. economy due to rising interest rates and high inflation. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been passing on to our customers in the form of price increases. These price increases also contributed to the increase in net sales during the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021. Our price increases were implemented at various times and in various amounts throughout fiscal 2022 with respect to our very broad range of customers and products. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in all of our product lines.

Other factors that we believe contributed to changes in our reported net sales for the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and six months ended September 30, 2022 or the three and six months ended September 30, 2021.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Microcontrollers	$1,179.5	56.9	$894.0	54.1	$2,242.5	55.6	$1,796.5	55.8
Analog	572.5	27.6	490.9	29.8	1,152.5	28.5	923.0	28.7
Other	321.2	15.5	264.9	16.1	641.8	15.9	499.7	15.5
Total net sales	$2,073.2	100.0	$1,649.8	100.0	$4,036.8	100.0	$3,219.2	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 56.9% and 55.6% of our net sales for the three and six months ended September 30, 2022, respectively, compared to approximately 54.1% and 55.8% of our net sales for the three and six months ended September 30, 2021, respectively.

Net sales of our microcontroller products increased 31.9% and 24.8% in the three and six months ended September 30, 2022, respectively, compared to the three and six months ended September 30, 2021. These sales increases were due primarily to strength in demand for our microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 27.6% and 28.5% of our net sales for the three and six months ended September 30, 2022, respectively, compared to approximately 29.8% and 28.7% of our net sales for the three and six months ended September 30, 2021, respectively.

Net sales from our analog product line increased 16.6% and 24.9% in the three and six months ended September 30, 2022, respectively, compared to the three and six months ended September 30, 2021, primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.5% and 15.9% of our net sales for the three and six months ended September 30, 2022, respectively, compared to approximately 16.1% and 15.5% of our net sales for the three and six months ended September 30, 2021, respectively.

Net sales related to these services and products increased 21.3% and 28.4% in the three and six months ended September 30, 2022, respectively, compared to the three and six months ended September 30, 2021. The increases in net sales were primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 46% of our net sales in each of the three and six months ended September 30, 2022, compared to approximately 50% of our net sales in each of the three and six months ended September 30, 2021. The decreases in the distribution percentage of our total net sales were due to lower Preferred Supply Program participation among our distributors as priority of supply under the Preferred Supply Program is more prevalent with direct customers. With the exception of Arrow Electronics, our largest distributor, which made up 10% of our net sales, no other distributor or end customer accounted for more than 10% of our net sales in the six months ended September 30, 2022. In the six months ended September 30, 2021, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At September 30, 2022, our distributors maintained 19 days of inventory of our products compared to 17 days at March 31, 2022.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Our distributor inventory days are near historic lows due to the imbalance between the supply of and the demand for our products in the current supply-constrained environment.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Americas	$525.1	25.3	$419.8	25.4	$1,021.3	25.3	$792.9	24.6
Europe	415.8	20.1	324.6	19.7	813.4	20.1	634.3	19.7
Asia	1,132.3	54.6	905.4	54.9	2,202.1	54.6	1,792.0	55.7
Total net sales	$2,073.2	100.0	$1,649.8	100.0	$4,036.8	100.0	$3,219.2	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 78% of our total net sales in each of the three and six months ended September 30, 2022 compared to approximately 77% and 78% of our total net sales in the three and six months ended September 30, 2021, respectively. Substantially all of our foreign sales are U.S. dollar denominated. Sales to customers in Europe as a percentage of total net sales increased in the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 primarily due to strength in demand in our microcontroller and analog product lines. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2022 was $1.40 billion, or 67.4% of net sales, compared to $1.07 billion, or 64.8% of net sales, in the three months ended September 30, 2021. Our gross profit in the six months ended September 30, 2022 was $2.71 billion, or 67.1% of net sales, compared to $2.08 billion, or 64.5% of net sales, in the six months ended September 30, 2021. Gross margin increased in the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 primarily as a result of higher utilization of our factories due to increased customer demand.

Our overall inventory levels were $1.03 billion at September 30, 2022, compared to $854.4 million at March 31, 2022. We maintained 139 days of inventory on our balance sheet at September 30, 2022 compared to 125 days of inventory at March 31, 2022. Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by the timing of receipt of raw materials and foundry wafers, fulfilling sales demand, and variations between our forecasted and actual demand. We expect our days of inventory levels at December 31, 2022 to be 143 to 147 days.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 59% of our assembly requirements were performed in our internal assembly facilities during each of the three and six months ended September 30, 2022 and September 30, 2021. During the three and six months ended September 30, 2022, approximately 69% and 67%, respectively, of our test requirements were performed in our internal test facilities, compared to approximately 64% during the three and six months ended September 30, 2021. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 63% of our net sales came from products that were produced at outside wafer foundries in each of the three and six months ended September 30, 2022, compared to 60% and 59% in the three and six months ended September 30, 2021, respectively.

Research and Development

R&D expenses for the three months ended September 30, 2022 were $268.6 million, or 13.0% of net sales, compared to $246.2 million, or 14.9% of net sales, for the three months ended September 30, 2021. R&D expenses for the six months ended September 30, 2022 were $537.6 million, or 13.3% of net sales, compared to $484.6 million, or 15.1% of net sales, for the six months ended September 30, 2021. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $22.4 million, or 9.1%, for the three months ended September 30, 2022 over the same period last year.  R&D expenses increased $53.0 million, or 10.9%, for the six months ended September 30, 2022 over the same period last year. The primary reasons for the increases in R&D costs were increases in employee compensation and higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2022 were $202.4 million, or 9.8% of net sales, compared to $179.9 million, or 10.9% of net sales, for the three months ended September 30, 2021. Selling, general and administrative expenses for the six months ended September 30, 2022 were $391.3 million, or 9.7% of net sales, compared to $354.2 million, or 11.0% of net sales, for the six months ended September 30, 2021.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $22.5 million, or 12.5%, for the three months ended September 30, 2022 over the same period last year.  Selling, general and administrative expenses increased $37.1 million, or 10.5%, for the six months ended September 30, 2022 over the same period last year.  The primary reason for the increases in selling, general and administrative expenses was increases in employee compensation.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2022 was $167.5 million and $335.1 million, respectively, compared to $215.7 million and $431.3 million for the three and six months ended September 30, 2021, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During the three months ended September 30, 2022, we incurred special charges and other, net of $4.3 million. During the six months ended September 30, 2022, we incurred special income and other, net of $12.6 million. During the three and six months ended September 30, 2021, we incurred special charges and other, net of $10.2 million and $20.7 million, respectively. The income incurred was primarily related to the favorable resolution of a previously accrued legal matter and the remaining charges incurred were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2022 was $0.2 million and $0.3 million, respectively, compared to $0.1 million and $0.4 million, respectively, for the three and six months ended September 30, 2021.

Interest expense in the three and six months ended September 30, 2022 was $53.3 million and $103.6 million, respectively, compared to $64.8 million and $137.1 million, respectively, for the three and six months ended September 30, 2021. The primary reasons for the decreases in interest expense relates to the adoption of ASU 2020-06 on April 1, 2022, which eliminated the amortization of debt discount on our Convertible Debt, and the cumulative pay down of our debt offset by higher interest rates on our outstanding variable rate debt.

During the three and six months ended September 30, 2022, we recognized losses of $2.1 million and $8.3 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt. During the three and six months ended September 30, 2021, we recognized losses of $85.2 million and $85.5 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes.

Other loss, net in the three months ended September 30, 2022 was $0.8 million compared to $1.6 million for the three months ended September 30, 2021. Other income, net in the six months ended September 30, 2022 was $0.9 million compared to other loss, net of $1.1 million for the six months ended September 30, 2021.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the six months ended September 30, 2022 and September 30, 2021 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the six months ended September 30, 2022 and September 30, 2021 was approximately 22%. Our non-U.S. blended statutory tax rates in the six months ended September 30, 2022 and September 30, 2021 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations and assets in Thailand, Malta, and Ireland. Our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.  The remaining material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Ireland at a 12.5% statutory tax rate and earnings accrued in Malta at a 5.0% statutory tax rate.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period. The Corporate AMT is effective for us beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. Additionally, the Inflation Reduction Act imposes a 1% excise tax on the fair market value of net stock repurchases made after December 31, 2022. We are evaluating the excise tax and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate.

Liquidity and Capital Resources

We had $306.8 million in cash, cash equivalents and short-term investments at September 30, 2022, a decrease of $12.6 million from the March 31, 2022 balance.

Operating Activities

Net cash provided by operating activities was $1.63 billion in the six months ended September 30, 2022, primarily due to higher net income of $1.05 billion, adjusted for non-cash and non-operating charges of $739.3 million and net cash outflows of $159.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the six months ended September 30, 2022 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased production levels and higher costs of materials and production costs in support of customer demand for our products, offset by increases in accrued and other liabilities driven by higher sales related reserves. Net cash provided by operating activities was $1.24 billion in the six months ended September 30, 2021, primarily due to net income of $494.8 million, adjusted for non-cash and non-operating charges of $763.0 million and net cash outflows of $16.2 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $284.6 million in the six months ended September 30, 2022 compared to $208.7 million in the six months ended September 30, 2021. During the six months ended September 30, 2022 and September 30, 2021, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2022 were $232.2 million compared to $164.8 million in the six months ended September 30, 2021. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Towards the second half of fiscal 2021, we started to invest more significantly to expand our manufacturing capacity in response to supply constraints relative to current demand levels and we expect this to continue through calendar 2022. We currently expect to invest between $500 million and $600 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of our production requirements that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. Such incentives may potentially be available to us, our competitors and foundries; however, there can be no assurance that we will receive any such incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $1.36 billion in the six months ended September 30, 2022 compared to $1.06 billion in the six months ended September 30, 2021. Significant transactions affecting our net financing cash flows included:
•in the first six months of fiscal 2023, $597.4 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first six months of fiscal 2022, $806.6 million of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt and our 2017 Junior Convertible Debt, our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in the first six months of fiscal 2023 and fiscal 2022, we paid cash dividends to our stockholders of $319.1 million and $234.3 million, respectively, and
•in the first six months of fiscal 2023, we repurchased shares of our common stock for $442.4 million.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of September 30, 2022, the principal amount of our outstanding indebtedness was $7.34 billion. At September 30, 2022, we had $972.1 million of outstanding borrowings under the Revolving Credit Facility compared to $1.40 billion at March 31, 2022.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first six months of fiscal 2023, we repurchased approximately 6.5 million shares of our common stock for $442.4 million under this authorization. We did not repurchase any shares of our common stock in the first six months of fiscal 2022. As of September 30, 2022, approximately $3.13 billion remained available for repurchases under the program. As of September 30, 2022, we held approximately 27.8 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.36 billion. A quarterly cash dividend of $0.301 per share was paid on September 2, 2022 in the aggregate amount of $166.1 million. A quarterly dividend of $0.328 per share was declared on November 3, 2022 and will be paid on December 6, 2022 to stockholders of record as of November 22, 2022. We expect the aggregate cash dividend for the December 2022 quarter to be approximately $181.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 7. Debt" and "Note 12. Income Taxes" of the notes to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We also plan to pursue incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, our long-term debt totaled $7.34 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.37 billion as of September 30, 2022. We have interest rate exposure with respect to the $972.1 million of our variable interest rate debt outstanding under our Revolving Credit Facility as of September 30, 2022. A 50-basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $4.9 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, increases in interest rates, inflation or the ongoing uncertainty surrounding the COVID-19 pandemic and its implications;
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

We regularly review the financial performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, the COVID-19 pandemic, the enactment of broad sanctions by the U.S. or other countries against Russia, or other factors, may adversely impact their financial viability. The financial failure of a large licensee, customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2023, approximately 63% of our net sales came from products that were produced at outside wafer foundries compared to 60% of our net sales in fiscal 2022. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2023, approximately 41% of our assembly requirements and 33% of our test requirements were performed by third party contractors, compared to approximately 41% and 36%, respectively, during fiscal 2022. Due to increased demand for our products, we have taken actions in recent quarters to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be limited for certain process technology nodes due to strong demand for wafers across the industry and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own existing facilities, at new facilities or at other foundries and assembly and testing contractors. In August 2022, the U.S. government passed the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. Such incentives may potentially be available to us, our competitors and foundries; however, there can be no assurance as to which companies will receive such incentives and whether the legislation will have a positive or negative impact on our competitive position.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 23% in China and 15% in Taiwan. During fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in recent quarters, competition in China is intense, and China's economic growth has slowed in calendar 2022. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, the impact of unpredictable COVID-19 related lockdowns over the last year has adversely impacted Chinese customers and the supply chain. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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
•economic uncertainty in the worldwide markets served by us;
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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first six months of fiscal 2023 and in fiscal 2022, we operated at or above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue.

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

Sales to distributors accounted for approximately 46% of our net sales in the first six months of fiscal 2023 and approximately 48% of our net sales in fiscal 2022. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements and mandatory vaccine requirements, or the impact of the COVID-19 pandemic.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, the proposed amendment to the U.S. National Defense Authorization Act (NDAA) approved by the U.S. Senate in October 2022, prohibits U.S. government agencies from entering or renewing contracts with companies that buy or use telecommunications equipment or services from certain companies in China, or buy or use semiconductor products or services manufactured by certain foundries in China (such as SMIC). Some of our products are manufactured at SMIC. If enacted, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

As a result of our acquisition activity, including our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2022, we had goodwill of $6.67 billion and net intangible assets of $3.70 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first six months of fiscal 2023 or in fiscal 2022. No intangible asset impairment charges were recorded in the first six months of fiscal 2023 or in fiscal 2022. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Risks Related to Cybersecurity, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, our products, or our improper handling of data, could adversely affect our business.

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

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or Internet of Things, and automotive applications. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Security vulnerabilities and any limitations of, or adverse effects resulting from, mitigation techniques can adversely affect our results of operations, financial condition, sales, customer relationships, share price, prospects, and reputation in a number of ways, any of which may be material. Adverse publicity about security vulnerabilities or mitigations could damage our reputation with customers or users and reduce demand for our products and services. These effects may be greater to the extent that competing products are not susceptible to the same vulnerabilities or if vulnerabilities can be more effectively mitigated in competing products. Moreover, third parties can release information regarding potential vulnerabilities of our products before mitigations are available. This, in turn, could lead to attempted or successful exploits of vulnerabilities, adversely affect our ability to introduce mitigations, or otherwise harm our business and reputation.

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

With the exception of orders placed under our Preferred Supply Program and long-term supply agreements, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our Preferred Supply Program and long-term supply agreements), the contracts are generally cancelable based on standard terms and conditions. Under our Preferred Supply Program and long-term supply agreements, customers may cancel contracts in the event of price increases. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first six months of fiscal 2023, and three of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

Regulatory authorities in jurisdictions into or from which we ship our products or import supplies could issue new export controls or trade sanctions, levy fines, restrict or delay our ability to export products or import supplies, or increase costs associated with the manufacture or transfer of products.

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EAR, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Departments of Commerce or Treasury, or Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published an interim final rule entitled "Implementation of Additional Export Controls: Certain Advanced Computing and Semiconductor Manufacturing Items; Supercomputer and Semiconductor End Use; Entity List Modification." This regulation imposes restrictions on advanced computing integrated circuits (ICs), computer commodities that contain such ICs, as well as on certain semiconductor manufacturing items, and expands controls on transactions involving items for supercomputer and semiconductor manufacturing end-uses, and, for example, this rule expands the scope of foreign-produced items subject to license requirements for 28 existing entities on the Entity List that are located in China. Additionally, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, Microchip chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. An additional example occurred in April 2018, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and Belarus effective March 2021, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $3.13 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of September 30, 2022, the principal amount of our outstanding indebtedness was $7.34 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At September 30, 2022, we had $972.1 million in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At September 30, 2022, we had $5.60 billion in aggregate principal amount of Senior Notes and $766.6 million in aggregate principal of Convertible Debt outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
July 1, 2022 - July 31, 2022	—	$—	—	$3,379.2
August 1, 2022 - August 31, 2022	2,331,330	$69.88	2,331,330	$3,216.3
September 1, 2022 - September 30, 2022	1,293,922	$65.12	1,293,922	$3,132.0
	3,625,252		3,625,252	$3,132.0

(1) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021	8-K	000-21184	3.1	May 28, 2021

10.1*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

* Compensation plans or arrangements in which directors or executive officers are eligible to participate
** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 3, 2022	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)