Form 10-Q
period 2022-12-31
MICROCHIP TECHNOLOGY INC
filed 2023-02-02
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of January 26, 2023 was 547,795,897.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	December 31,	March 31,
	2022	2022
Cash and cash equivalents	$288.9	$317.4
Short-term investments	—	2.0
Accounts receivable, net	1,175.0	1,072.6
Inventories	1,165.4	854.4
Other current assets	204.4	206.2
Total current assets	2,833.7	2,452.6
Property, plant and equipment, net	1,113.7	967.9
Goodwill	6,673.6	6,673.6
Intangible assets, net	3,544.8	4,043.1
Long-term deferred tax assets	1,630.0	1,797.1
Other assets	320.3	265.2
Total assets	$16,116.1	$16,199.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$354.8	$344.7
Accrued liabilities	1,256.3	1,054.3
Total current liabilities	1,611.1	1,399.0
Long-term debt	6,588.7	7,687.4
Long-term income tax payable	660.3	704.6
Long-term deferred tax liability	40.3	39.8
Other long-term liabilities	904.1	473.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,496 shares issued and 547,792,012 shares outstanding at December 31, 2022; 577,805,396 shares issued and 554,500,524 shares outstanding at March 31, 2022	0.5	0.6
Additional paid-in capital	2,380.4	2,535.9
Common stock held in treasury: 30,013,484 shares at December 31, 2022; 23,304,872 shares at March 31, 2022	(1,407.8)	(796.3)
Accumulated other comprehensive loss	(17.5)	(20.6)
Retained earnings	5,356.0	4,175.2
Total stockholders' equity	6,311.6	5,894.8
Total liabilities and stockholders' equity	$16,116.1	$16,199.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$2,169.2	$1,757.5	$6,206.0	$4,976.7
Cost of sales	698.4	604.2	2,027.4	1,747.5
Gross profit	1,470.8	1,153.3	4,178.6	3,229.2

Research and development	282.4	245.4	820.0	730.0
Selling, general and administrative	202.9	177.5	594.2	531.7
Amortization of acquired intangible assets	167.4	215.7	502.5	647.0
Special charges (income) and other, net	6.5	(0.3)	(6.1)	20.4
Operating expenses	659.2	638.3	1,910.6	1,929.1

Operating income	811.6	515.0	2,268.0	1,300.1

Interest income	0.8	0.1	1.1	0.5
Interest expense	(52.8)	(62.1)	(156.4)	(199.2)
Loss on settlement of debt	—	(16.1)	(8.3)	(101.6)
Other income, net	2.6	4.6	3.5	3.5
Income before income taxes	762.2	441.5	2,107.9	1,003.3
Income tax provision	181.9	88.7	474.2	155.7
Net income	$580.3	$352.8	$1,633.7	$847.6

Basic net income per common share	$1.06	$0.64	$2.96	$1.54
Diluted net income per common share	$1.04	$0.62	$2.93	$1.50
Dividends declared per common share	$0.3280	$0.2320	$0.9050	$0.6570
Basic common shares outstanding	549.2	554.9	551.5	551.2
Diluted common shares outstanding	555.4	567.3	558.4	566.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$580.3	$352.8	$1,633.7	$847.6
Components of other comprehensive (loss) income:
Defined benefit plans:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(6.0)	2.1	2.9	2.8
Reclassification of realized transactions, net of tax effect	0.1	0.6	0.3	1.8
Change in net foreign currency translation adjustment	—	(1.6)	(0.1)	(1.7)
Other comprehensive (loss) income, net of tax effect	(5.9)	1.1	3.1	2.9
Comprehensive income	$574.4	$353.9	$1,636.8	$850.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,633.7	$847.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	755.2	850.3
Deferred income taxes	185.4	6.1
Share-based compensation expense related to equity incentive plans	126.5	163.2
Loss on settlement of debt	8.3	101.6
Amortization of debt discount	5.4	34.9
Amortization of debt issuance costs	7.1	9.2
Impairment of intangible assets	1.4	—
Other non-cash adjustment	(1.8)	(9.5)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(102.4)	67.6
Increase in inventories	(324.8)	(105.0)
Increase in accounts payable and accrued liabilities	225.5	73.8
Change in other assets and liabilities	408.0	30.3
Change in income tax payable	(16.0)	24.9
Net cash provided by operating activities	2,911.5	2,095.0
Cash flows from investing activities:
Proceeds from sales of assets	0.4	12.2
Investments in other assets	(75.6)	(91.7)
Capital expenditures	(373.5)	(255.5)
Net cash used in investing activities	(448.7)	(335.0)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	4,021.0	2,947.0
Repayments of Revolving Credit Facility	(5,167.1)	(3,753.5)
Proceeds from issuance of senior notes	—	997.0
Repayment of senior notes	—	(1,000.0)
Payments on settlement of convertible debt	(170.4)	(359.8)
Deferred financing costs	—	(7.8)
Proceeds from sale of common stock	54.3	47.1
Tax payments related to shares withheld for vested RSUs	(57.2)	(66.9)
Repurchase of common stock	(671.9)	(166.0)
Payment of cash dividends	(499.4)	(363.0)
Capital lease payments	(0.6)	(0.6)
Net cash used in financing activities	(2,491.3)	(1,726.5)
Net (decrease) increase in cash and cash equivalents	(28.5)	33.5
Cash and cash equivalents, and restricted cash at beginning of period	317.4	280.0
Cash and cash equivalents, and restricted cash at end of period	$288.9	$313.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2021	569.0	$2,403.6	21.9	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	252.8	252.8
Other comprehensive income	—	—	—	—	—	—	—
Proceeds from sales of common stock through employee equity incentive plans	1.4	12.2	—	—	—	—	12.2
RSU and SAR withholdings	(0.4)	(25.3)	—	—	—	—	(25.3)
Treasury stock used for new issuances	(1.0)	(16.3)	(1.0)	16.3	—	—	—
Share-based compensation	—	56.2	—	—	—	—	56.2
Cash dividend	—	—	—	—	—	(113.1)	(113.1)
Balance at June 30, 2021	569.0	2,430.4	20.9	(417.5)	(26.2)	3,533.2	5,519.9
Net Income	—	—	—	—	—	242.0	242.0
Other comprehensive income	—	—	—	—	1.8	—	1.8
Proceeds from sales of common stock through employee equity incentive plans	1.6	21.2	—	—	—	—	21.2
RSU and SAR withholdings	(0.3)	(23.8)	—	—	—	—	(23.8)
Treasury stock used for new issuances	(1.3)	(19.6)	(1.3)	19.6	—	—	—
Shares issued to settle convertible debt	5.4	399.2	—	—	—	—	399.2
Settlement of convertible debt	—	(391.1)	—	—	—	—	(391.1)
Share-based compensation	—	54.9	—	—	—	—	54.9
Cash dividend	—	—	—	—	—	(121.2)	(121.2)
Balance at September 30, 2021	574.4	2,471.2	19.6	(397.9)	(24.4)	3,654.0	5,702.9
Net income	—	—	—	—	—	352.8	352.8
Other comprehensive income	—	—	—	—	1.1	—	1.1
Proceeds from sales of common stock through employee equity incentive plans	1.0	13.7	—	—	—	—	13.7
RSU and SAR withholdings	(0.2)	(17.8)	—	—	—	—	(17.8)
Treasury stock used for new issuances	(0.8)	(11.2)	(0.8)	11.2	—	—	—
Repurchase of common stock			2.0	(166.0)			(166.0)
Shares issued to settle convertible debt	2.4	196.9	—	—	—	—	196.9
Settlement of convertible debt	—	(201.9)	—	—	—	—	(201.9)
Share-based compensation	—	50.3	—	—	—	—	50.3
Cash dividend	—	—	—	—	—	(128.7)	(128.7)
Balance at December 31, 2021	576.8	$2,501.2	20.8	$(552.7)	$(23.3)	$3,878.1	$5,803.3

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU and SAR withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	2,393.6	25.3	(975.0)	(16.6)	4,575.9	5,977.9
Net Income	—	—	—	—	—	546.2	546.2
Other comprehensive income	—	—	—	—	5.0	—	5.0
Proceeds from sales of common stock through employee equity incentive plans	1.4	24.4	—	—	—	—	24.4
RSU and SAR withholdings	(0.3)	(20.7)	—	—	—	—	(20.7)
Treasury stock used for new issuances	(1.1)	(24.8)	(1.1)	24.8	—	—	—
Repurchase of common stock	—	—	3.6	(247.2)	—	—	(247.2)
Settlement of convertible debt	—	(58.2)	—	—	—	—	(58.2)
Share-based compensation	—	41.8	—	—	—	—	41.8
Cash dividend	—	—	—	—	—	(166.1)	(166.1)
Balance at September 30, 2022	577.8	2,356.1	27.8	(1,197.4)	(11.6)	4,956.0	6,103.1
Net income	—	—	—	—	—	580.3	580.3
Other comprehensive loss	—	—	—	—	(5.9)	—	(5.9)
Proceeds from sales of common stock through employee equity incentive plans	1.1	16.5	—	—	—	—	16.5
RSU and SAR withholdings	(0.2)	(17.1)	—	—	—	—	(17.1)
Treasury stock used for new issuances	(0.9)	(19.1)	(0.9)	19.1	—	—	—
Repurchase of common stock	—	—	3.1	(229.5)	—	—	(229.5)
Share-based compensation	—	44.5	—	—	—	—	44.5
Cash dividend	—	—	—	—	—	(180.3)	(180.3)
Balance at December 31, 2022	577.8	$2,380.9	30.0	$(1,407.8)	$(17.5)	$5,356.0	$6,311.6

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.  The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023 or for any other period.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended December 31, 2022		Nine Months Ended December 31, 2022
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,124.8	$1,426.4	$6,078.7	$4,051.3
Technology licensing	44.4	44.4	127.3	127.3
Total	$2,169.2	$1,470.8	$6,206.0	$4,178.6

	Three Months Ended December 31, 2021		Nine Months Ended December 31, 2021
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,725.5	$1,121.3	$4,884.5	$3,137.0
Technology licensing	32.0	32.0	92.2	92.2
Total	$1,757.5	$1,153.3	$4,976.7	$3,229.2

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Microcontrollers	$1,221.3	$972.2	$3,463.8	$2,768.7
Analog	606.5	500.5	1,759.0	1,423.5
Other	341.4	284.8	983.2	784.5
Total net sales	$2,169.2	$1,757.5	$6,206.0	$4,976.7

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Distributors	$1,032.3	$787.1	$2,903.7	$2,387.2
Direct customers	1,092.5	938.4	3,175.0	2,497.3
Licensees	44.4	32.0	127.3	92.2
Total net sales	$2,169.2	$1,757.5	$6,206.0	$4,976.7

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of December 31, 2022, the Company had approximately $673.3 million of deferred revenue in the semiconductor product segment, of which $111.2 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2022, the Company had approximately $117.6 million of deferred revenue in the semiconductor product segment, of which $73.2 million is included within accrued liabilities and the remaining is included within other long-term liabilities on the Company's condensed consolidated balance sheet. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods.

Of the $673.3 million of deferred revenue as of December 31, 2022, $585.7 million is cash collected from customers under long-term supply agreements (LTSA's) of which $27.7 million is included within accrued liabilities and $558.0 million is included within other long-term liabilities. Under these LTSA's, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. The remaining performance obligations for the LTSA's were approximately $4 billion as of December 31, 2022, of which approximately 10% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSA's, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain challenges. The remaining $87.6 million of deferred revenue as of December 31, 2022 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Nearly all the $87.6 million will be recognized as net sales within the next 12 months.

In addition to the LTSA's, a portion of the Company's non-LTSA customer contracts contain firmly committed orders beyond 12 months at the time of order. The transaction price for these orders with remaining performance obligations as of December 31, 2022 for orders with initial durations in excess of 12 months approximates 80% of fiscal 2022 net sales and does not include estimates of variable consideration. Approximately 80% of which is expected to be recognized over the next 12 months. The amount and timing of such net sales is inherently uncertain because the ultimate transaction prices will be affected by variable consideration which is subject to change based upon market conditions at the time of the sale, contract modifications, and manufacturing and supply chain challenges. Accordingly, the amount may not be indicative of net sales in future periods.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$580.3	$352.8	$1,633.7	$847.6
Basic weighted average common shares outstanding	549.2	554.9	551.5	551.2
Dilutive effect of stock options and RSUs	4.8	7.0	5.1	7.4
Dilutive effect of 2015 Senior Convertible Debt	0.4	2.0	0.7	3.1
Dilutive effect of 2017 Senior Convertible Debt	0.9	3.0	1.0	3.4
Dilutive effect of 2017 Junior Convertible Debt	0.1	0.4	0.1	1.0
Diluted weighted average common shares outstanding	555.4	567.3	558.4	566.1
Basic net income per common share	$1.06	$0.64	$2.96	$1.54
Diluted net income per common share	$1.04	$0.62	$2.93	$1.50

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 7 for details on the Convertible Debt):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
2015 Senior Convertible Debt	$29.52	$30.05	$29.65	$30.14
2017 Senior Convertible Debt	$46.03	$46.86	$46.23	$47.00
2020 Senior Convertible Debt	$92.74	$93.32	$92.91	$93.37
2017 Junior Convertible Debt	$45.22	$46.04	$45.42	$46.17

Note 6. Special Charges (Income) and Other, Net

During the three and nine months ended December 31, 2022, the Company incurred special charges and other, net of $6.5 million and earned special income and other, net of $6.1 million, respectively. The special charges and other, net incurred during the three months ended December 31, 2022, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. The special income and other, net earned during the nine months ended December 31, 2022, primarily related to a favorable resolution of a previously accrued legal matter offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. During the three and nine months ended December 31, 2021, the Company earned special income and other, net of $0.3 million and incurred special charges and other, net of $20.4 million, respectively. The special income and other, net earned during the three months ended December 31, 2021, and the special charges and other, net incurred during the nine months ended December 31, 2021, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency, legal contingencies and exiting non-manufacturing facilities including contract termination costs, employee severance, and the disposal of assets.

Note 7. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			December 31, 2022	March 31, 2022

Revolving Credit Facility			$253.0	$1,399.1
4.333% 2023 Notes	4.333%	4.7%	1,000.0	1,000.0
2.670% 2023 Notes	2.670%	2.8%	1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			5,853.0	6,999.1
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	12.4	34.4
2017 Senior Convertible Debt	1.625%	1.8%	82.2	128.1
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	6.5	10.1
Total Convertible Debt			766.6	838.1

Gross long-term debt including current maturities			6,619.6	7,837.2
Less: Debt discount(1)			(12.3)	(124.6)
Less: Debt issuance costs(2)			(18.6)	(25.2)
Net long-term debt including current maturities			6,588.7	7,687.4
Less: Current maturities(3)			—	—
Net long-term debt			$6,588.7	$7,687.4

(1) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2022	2022
4.333% 2023 Notes	$(0.5)	$(1.3)
2.670% 2023 Notes	(0.6)	(1.3)
0.972% 2024 Notes	(1.5)	(2.5)
0.983% 2024 Notes	(1.6)	(2.2)
4.250% 2025 Notes	(8.1)	(10.2)
2015 Senior Convertible Debt	—	(3.7)
2017 Senior Convertible Debt	—	(23.4)
2020 Senior Convertible Debt	—	(75.3)
2017 Junior Convertible Debt	—	(4.7)
Total unamortized discount	$(12.3)	$(124.6)

As of April 1, 2022, the unamortized debt discount of the Convertible Debt was eliminated upon the Company's adoption of ASU 2020-06 (see Note 2 for further information).

(2) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2022	2022
Revolving Credit Facility	$(8.9)	$(10.6)
4.333% 2023 Notes	(1.0)	(2.9)
2.670% 2023 Notes	(0.4)	(0.8)
0.972% 2024 Notes	(0.7)	(1.3)
0.983% 2024 Notes	(0.9)	(1.4)
4.250% 2025 Notes	(1.0)	(1.3)
2015 Senior Convertible Debt	(0.1)	(0.1)
2017 Senior Convertible Debt	(0.4)	(0.6)
2020 Senior Convertible Debt	(5.1)	(6.2)
2017 Junior Convertible Debt	(0.1)	—
Total debt issuance costs	$(18.6)	$(25.2)

(3) As of December 31, 2022, the 2.670% 2023 Notes, which mature on September 1, 2023, and the 4.333% 2023 Notes, which mature on June 1, 2023, are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of December 31, 2022, and March 31, 2022, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of December 31, 2022, are as follows (in millions):

Fiscal year ending March 31,	Amount
2023	$—
2024	3,400.0
2025	1,677.9
2026	1,200.0
2027	335.2
Thereafter	6.5
Total	$6,619.6

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2022
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	33.8782	$29.52	16.9408	47.4285
2017 Senior Convertible Debt(1)	21.7240	$46.03	10.8627	30.9569
2020 Senior Convertible Debt(1)	10.7826	$92.74	—	15.0956
2017 Junior Convertible Debt(1)	22.1122	$45.22	11.0572	30.9569

(1) As of December 31, 2022, the 2020 Senior Convertible Debt was not convertible. As of December 31, 2022, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between January 1, 2023 and March 31, 2023 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2022. As of December 31, 2022, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 43.7008 shares of common stock, 25.4688 shares of common stock, and 26.0513 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $70.25 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of December 31, 2022, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $25.7 million, $64.9 million, and $5.4 million, respectively.

With the exception of the 2020 Senior Convertible Debt, which became redeemable by the Company after November 20, 2022, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Debt issuance cost amortization	$1.7	$2.2	$5.1	$7.4
Debt discount amortization	1.8	1.7	5.4	5.3
Interest expense	46.8	45.3	137.8	144.9
Total interest expense on Senior Indebtedness	50.3	49.2	148.3	157.6
Debt issuance cost amortization	0.7	0.6	2.0	1.8
Debt discount amortization	—	9.0	—	29.6
Coupon interest expense	0.6	1.5	2.3	6.5
Total interest expense on Convertible Debt	1.3	11.1	4.3	37.9
Other interest expense	1.2	1.8	3.8	3.7
Total interest expense	$52.8	$62.1	$156.4	$199.2

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

August 2022
2015 Senior Convertible Debt	$22.0	$67.7	$1.3
2017 Senior Convertible Debt	$14.9	$29.2	$0.8
May 2022
2017 Senior Convertible Debt	$31.0	$65.3	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	$0.3

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at December 31, 2022 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at December 31, 2022 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and

Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	December 31, 2022		March 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$244.1	$253.0	$1,388.5	$1,399.1
4.333% 2023 Notes	998.5	995.5	995.8	1,017.1
2.670% 2023 Notes	999.0	982.4	997.9	997.7
0.972% 2024 Notes	1,397.8	1,331.7	1,396.2	1,343.9
0.983% 2024 Notes	997.5	928.3	996.4	946.3
4.250% 2025 Notes	1,190.9	1,158.0	1,188.5	1,213.6
2015 Senior Convertible Debt	12.3	39.3	30.6	115.4
2017 Senior Convertible Debt	81.8	164.3	104.1	285.6
2020 Senior Convertible Debt	660.4	700.6	584.0	765.5
2017 Junior Convertible Debt	6.4	12.8	5.4	21.7
Total	$6,588.7	$6,565.9	$7,687.4	$8,105.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 7 for further information).

Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following (in millions):

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,421.3	$(4,070.4)	$3,350.9
Customer-related	199.8	(123.9)	75.9
In-process research and development	5.7	—	5.7
Software licenses	210.6	(98.3)	112.3
Distribution rights and other	0.3	(0.3)	—
Total	$7,837.7	$(4,292.9)	$3,544.8

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,390.2	$(3,571.5)	$3,818.7
Customer-related	200.3	(112.4)	87.9
In-process research and development	6.4	—	6.4
Software licenses	191.2	(61.2)	130.0
Distribution rights and other	0.4	(0.3)	0.1
Total	$7,788.5	$(3,745.4)	$4,043.1

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2023 through fiscal 2027, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2023	$187.5
2024	$675.1
2025	$541.7
2026	$469.4
2027	$380.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Amortization expense charged to cost of sales	$4.3	$3.2	$11.5	$9.1
Amortization expense charged to operating expense	184.4	232.5	553.1	691.4
Total amortization expense	$188.7	$235.7	$564.6	$700.5

The Company recognized impairment charges of $1.4 million in the three and nine months ended December 31, 2022. There were no impairment charges in the three and nine months ended December 31, 2021.

The following shows the goodwill balance as of December 31, 2022, and March 31, 2022 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,654.4	$19.2

At March 31, 2022, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through December 31, 2022, the Company has never recorded a goodwill impairment charge.

Note 10. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2022	2022
Trade accounts receivable	$1,169.7	$1,069.5
Other	12.9	9.3
Total accounts receivable, gross	1,182.6	1,078.8
Less: allowance for expected credit losses	7.6	6.2
Total accounts receivable, net	$1,175.0	$1,072.6

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $208.9 million and $563.8 million for the three and nine months ended December 31, 2022, respectively, compared to $129.4 million and $346.6 million for the three and nine months ended December 31, 2021, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of December 31, 2022, and 2021.

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2022	2022
Raw materials	$207.3	$163.0
Work in process	679.4	482.8
Finished goods	278.7	208.6
Total inventories	$1,165.4	$854.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2022	2022
Land	$88.2	$88.2
Building and building improvements	714.1	674.4
Machinery and equipment	2,624.7	2,471.6
Projects in process	293.4	182.4
Total property, plant and equipment, gross	3,720.4	3,416.6
Less: accumulated depreciation and amortization	2,606.7	2,448.7
Total property, plant and equipment, net	$1,113.7	$967.9

Depreciation expense attributed to property, plant and equipment was $55.3 million and $190.6 million for the three and nine months ended December 31, 2022, respectively, compared to $64.9 million and $149.8 million for the three and nine months ended December 31, 2021, respectively. The increase in depreciation expense in the nine months ended December 31, 2022, includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and nine months ended December 31, 2022, and 2021 the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2022	2022
Accrued compensation and benefits	$212.4	$213.7
Income taxes payable	109.9	121.5
Sales related reserves	552.2	408.1
Current portion of lease liabilities	33.7	33.8
Accrued expenses and other liabilities	348.1	277.2
Total accrued liabilities	$1,256.3	$1,054.3

Note 11. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of December 31, 2022, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2023	$627.2
2024	476.8
2025	131.0
2026	108.1
2027	96.9
Thereafter	334.1
Total	$1,774.1

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $179.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2022, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matters:

Derivative Litigation. On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389. The Company is named as a nominal defendant. The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. An amended complaint was filed on February 28, 2020, and a second amended complaint was filed on July 27, 2020. The Company’s Audit Committee filed a motion to dismiss. On April 4, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. The case is proceeding. A trial setting conference is set for September 29, 2023. On August 5, 2021, a second shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Dutrisac v. Sanghi, et al., Case No. CV2021-012459. The Company is named as a nominal defendant. The complaint asserts substantially the same allegations as those in the Reid case. The complaint asserts causes of action for breaches of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, indemnification, and contribution and seeks unspecified monetary damages, equitable and/or injunctive relief, disgorgement, corporate governance reforms, and attorneys’ fees and costs. The Company's Audit Committee filed a motion to dismiss. On April 7, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. The case is proceeding. A trial setting conference is set for September 29, 2023.

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matters:

Continental Claim ICC Arbitration. On December 29, 2016, Continental Automotive GmbH (Continental) filed a Request for Arbitration with the ICC, naming as respondents the Company's subsidiaries Atmel Corporation, Atmel SARL, Atmel Global Sales Ltd., and Atmel Automotive GmbH (collectively, Atmel).  The Request alleges that a quality issue affecting Continental airbag control units in certain recalled vehicles stems from allegedly defective Atmel application specific integrated circuits (ASICs).  Continental sought to recover from Atmel all current and future costs and damages incurred as a result of the vehicle manufacturers’ airbag control unit-related recalls, with current costs and damages alleged to be approximately $77.0 million to date. The arbitral tribunal issued its decision on July 26, 2022, awarding Continental approximately $40.0 million in current damages and interest, and allowing Continental to recover future recall costs under certain conditions. We are unable to predict the amount of the future recall costs but do not expect such amount to be material.

Individual Labor Actions by former LFR Employees. In June 2010, Atmel Rousset sold its wafer manufacturing business in Rousset, France to LFoundry GmbH (LF), the German parent of LFoundry Rousset (LFR). LFR then leased the Atmel Rousset facility to conduct the manufacture of wafers. More than three years later, LFR became insolvent and later liquidated. In the wake of LFR's insolvency and liquidation, over 500 former employees of LFR filed individual labor actions against Atmel Rousset in a French labor court, and in 2019 a French labor court dismissed all of the employees’ claims against Atmel Rousset. In 2020, the Plaintiffs filed appeals with the Court of Appeals requesting reconsideration of the earlier dismissals. In December 2022, the Court of Appeals dismissed these appeals and held that there had been no co-employment of the plaintiffs by Atmel Rousset and LFoundry Rousset. However, in 2017 these same claims were filed by this same group of employees in a regional court in France against Microchip Technology Incorporated and Atmel Corporation. The Company, and the other defendant entities, believe that each of these actions is entirely devoid of merit, and, further, that any assertion by any of the Claimants of a co-employment relationship with any of these entities is based substantially on the same specious arguments that the Paris Commercial Court summarily rejected in 2014 in related proceedings. The defendant entities therefore intend to defend vigorously against each of these claims. Additionally, complaints have been filed in a regional court in France on behalf of the same group of employees against Microchip Technology Rousset, Atmel Switzerland Sarl, Atmel Corporation and Microchip Technology Incorporated alleging that the sale of the Atmel Rousset production unit to LF was fraudulent and should be voided. These claims are specious and the defendant entities therefore intend to defend vigorously against these claims.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2022, the Company's estimate of the aggregate potential liability that is possible but not probable is approximately $100.0 million in excess of amounts accrued.

Note 12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. The Company’s effective tax rate for the nine months ended December 31, 2022, increased significantly over the same period last year primarily due to a provision in the TCJA. Research and development expenditures incurred by the Company after March 31, 2022, must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and development expenditures impacts the calculation of the Company’s Global Intangible Low-Taxed Income (GILTI), which is treated as a period cost, beginning in the first quarter of fiscal 2023.

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

Note 13. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of sales(1)	$6.9	$8.4	$21.1	$26.3
Research and development	21.2	23.4	61.1	76.1
Selling, general and administrative	15.9	19.1	44.3	60.8
Pre-tax effect of share-based compensation	44.0	50.9	126.5	163.2
Income tax benefit	9.4	10.8	27.0	34.6
Net income effect of share-based compensation	$34.6	$40.1	$99.5	$128.6

(1) During the three and nine months ended December 31, 2022, $5.0 million and $14.5 million, respectively, of share-based compensation expense was capitalized to inventory and $6.9 million and $21.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2021, $5.3 million and $16.4 million, respectively, of share-based compensation expense was capitalized to inventory and $8.4 million and $26.3 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 14. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and nine months ended December 31, 2022 the Company purchased approximately 3.1 million shares and 9.6 million shares, respectively, of its common stock for a total of $229.5 million and $671.9 million, respectively, under the program. As of December 31, 2022 approximately $2.90 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2022 the Company had approximately 30.0 million treasury shares.

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)
Other comprehensive income (loss) before reclassifications	2.9	(0.1)	2.8
Reclassification of realized transactions	0.3	—	0.3
Net other comprehensive income (loss)	3.2	(0.1)	3.1
Balance at December 31, 2022	$(2.4)	$(15.1)	$(17.5)

Note 16. Dividends

A quarterly cash dividend of $0.328 per share was paid on December 6, 2022 in the aggregate amount of $180.3 million.  A quarterly cash dividend of $0.358 per share was declared on February 2, 2023 and will be paid on March 7, 2023 to stockholders of record as of February 21, 2023. The Company expects the March 2023 payment of its quarterly cash dividend to be approximately $196.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A. Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 37 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•Our expectation that certain supply chain constraints will continue through much of calendar 2023;
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
•Our intent to vigorously defend our legal positions;
•Our goal to continue to be more efficient with our selling, general and administrative expenses;
•Our expectation that our days of inventory at March 31, 2023 will be 157 to 164 days;
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
•Our expectation of continued investment in expanding our manufacturing capacity through calendar 2023 and during the next twelve months;
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
•Our expectations regarding cash inflows and outflows under our long-term supply arrangements;
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
•Our expectation regarding the treatment of our unrecognized tax benefits in calendar year 2023;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to give the reader an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

In the first half of calendar 2020, the COVID-19 pandemic initially resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. However, in the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. In response to global supply constraints, we worked to mitigate the impact of the pandemic on our business by qualifying alternative suppliers, increasing our inventory of raw materials, ramping our internal factories and adding assembly and test capacity to increase our manufacturing capability while securing additional capacity with our subcontractors wherever possible. Strong customer demand for our products continued to outpace capacity in the first half of fiscal 2023 and in fiscal 2022. While our business remained strong in the third quarter of fiscal 2023, our overall business in China, which is one of our key markets, was adversely impacted by the COVID-19 lock-downs and the subsequent rapid transmission of COVID-19 when lock-downs in China were lifted. In addition, rising interest rates and high inflation in the U.S. may result in a slowdown in the global economy and reduce customer demand in our industry. We are unable to predict the timing or impact of any such slowdown on our business. Despite supply gradually improving in recent quarters, and more improvement expected in the coming quarters, we expect that certain supply chain constraints will persist through much of calendar 2023; however, recent uncertainty in the U.S. and world economies may lessen the impact of such constraints on our business in future periods.

In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. Since the first quarter of calendar 2022, we have been entering into certain long-term supply agreements with our customers for products that will be shipped in future periods. We also entered into certain long-term supply agreements with key suppliers.

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

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit microcontrollers, microprocessors, analog, FPGA, and memory products. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, data centers, sustainability, Internet of Things (IoT) and edge computing, advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing. Although we recently considered building a 300 mm U.S. based wafer fabrication facility for specialized, trailing edge process technologies, we have concluded that our business objectives could likely be better achieved through relationships with our foundry suppliers.

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

Critical Accounting Policies and Estimates

Except for the changes discussed in "Recently Adopted Accounting Pronouncements" in Note 2 to our condensed consolidated financial statements in this Form 10-Q, there were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2023 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	32.2	34.4	32.7	35.1
Gross profit	67.8	65.6	67.3	64.9

Research and development	13.0	14.0	13.2	14.7
Selling, general and administrative	9.4	10.1	9.6	10.7
Amortization of acquired intangible assets	7.7	12.2	8.1	13.0
Special charges (income) and other, net	0.3	—	(0.1)	0.4
Operating income	37.4%	29.3%	36.5%	26.1%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
Net sales	$2,169.2	$1,757.5	23.4%	$6,206.0	$4,976.7	24.7%

The increases in net sales in the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021 were primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions continued to be strong in the three and nine months ended December 31, 2022 although there is increased uncertainty as to the future direction of the global economy due to rising interest rates and high inflation. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2022 with respect to our very broad range of customers and products. These price increases also contributed to the increase in net sales during the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in all of our product lines. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and nine months ended December 31, 2022 or the three and nine months ended December 31, 2021.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	%	2021	%	2022	%	2021	%
Microcontrollers	$1,221.3	56.3	$972.2	55.3	$3,463.8	55.9	$2,768.7	55.6
Analog	606.5	28.0	500.5	28.5	1,759.0	28.3	1,423.5	28.6
Other	341.4	15.7	284.8	16.2	983.2	15.8	784.5	15.8
Total net sales	$2,169.2	100.0	$1,757.5	100.0	$6,206.0	100.0	$4,976.7	100.0

Microcontrollers

Our microcontroller product line represents the largest component of our total net sales.  Microcontrollers and associated application development systems accounted for approximately 56.3% and 55.9% of our net sales for the three and nine months ended December 31, 2022, respectively, compared to approximately 55.3% and 55.6% of our net sales for the three and nine months ended December 31, 2021, respectively.

Net sales of our microcontroller products increased 25.6% and 25.1% in the three and nine months ended December 31, 2022, respectively, compared to the three and nine months ended December 31, 2021. These sales increases were due primarily to strength in demand for our microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed signal and timing products. Our analog product line accounted for approximately 28.0% and 28.3% of our net sales for the three and nine months ended December 31, 2022, respectively, compared to approximately 28.5% and 28.6% of our net sales for the three and nine months ended December 31, 2021, respectively.

Net sales from our analog product line increased 21.2% and 23.6% in the three and nine months ended December 31, 2022, respectively, compared to the three and nine months ended December 31, 2021, primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.7% and 15.8% of our net sales for the three and nine months ended December 31, 2022, respectively, compared to approximately 16.2% and 15.8% of our net sales for the three and nine months ended December 31, 2021, respectively.

Net sales related to these services and products increased 19.9% and 25.3% in the three and nine months ended December 31, 2022, respectively, compared to the three and nine months ended December 31, 2021. The increases in net sales were primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 48% and 47% of our net sales in the three and nine months ended December 31, 2022, respectively, and approximately 45% and 48% of our net sales in the three and nine months ended December 31, 2021, respectively. The lower distribution percentages in the second half fiscal 2022 and the first half of fiscal 2023 were due to lower Preferred Supply Program participation among our distributors. With the exception of Arrow Electronics, our largest distributor, which made up 10% of our net sales, no other distributor or end customer accounted for more than 10% of our net sales in the nine months ended December 31, 2022. In the nine months ended December 31, 2021, no distributor or end customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At December 31, 2022, our distributors maintained 22 days of inventory of our products compared to 17 days at March 31, 2022.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	%	2021	%	2022	%	2021	%
Americas	$567.4	26.2	$439.3	25.0	$1,588.7	25.6	$1,232.2	24.8
Europe	428.6	19.8	360.4	20.5	1,242.0	20.0	994.7	20.0
Asia	1,173.2	54.0	957.8	54.5	3,375.3	54.4	2,749.8	55.2
Total net sales	$2,169.2	100.0	$1,757.5	100.0	$6,206.0	100.0	$4,976.7	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% of our total net sales in each of the three and nine months ended December 31, 2022 compared to approximately 78% of our total net sales in each of the three and nine months ended December 31, 2021. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2022 was $1.47 billion, or 67.8% of net sales, compared to $1.15 billion, or 65.6% of net sales, in the three months ended December 31, 2021. Our gross profit in the nine months ended December 31, 2022 was $4.18 billion, or 67.3% of net sales, compared to $3.23 billion, or 64.9% of net sales, in the nine months ended December 31, 2021. Gross margin increased in the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021 primarily as a result of higher utilization of our factories due to increased customer demand.

Our overall inventory levels were $1.17 billion at December 31, 2022, compared to $854.4 million at March 31, 2022. We maintained 152 days of inventory on our balance sheet at December 31, 2022 compared to 125 days of inventory at March 31, 2022. Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We expect our days of inventory levels at March 31, 2023 to be 157 to 164 days.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 59% of our assembly requirements were performed in our internal assembly facilities during each of the three and nine months ended December 31, 2022 and December 31, 2021. Approximately 68% and 67% of our test requirements were performed in our internal test facilities during the three and nine months ended December 31, 2022, respectively, compared to approximately 63% and 64% during the three and nine months ended December 31, 2021, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 63% of our net sales came from products that were produced at outside wafer foundries during each of the three and nine months ended December 31, 2022, compared to approximately 61% and 60% during the three and nine months ended December 31, 2021, respectively.

Research and Development

R&D expenses for the three months ended December 31, 2022 were $282.4 million, or 13.0% of net sales, compared to $245.4 million, or 14.0% of net sales, for the three months ended December 31, 2021. R&D expenses for the nine months ended December 31, 2022 were $820.0 million, or 13.2% of net sales, compared to $730.0 million, or 14.7% of net sales, for the nine months ended December 31, 2021. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $37.0 million, or 15.1%, for the three months ended December 31, 2022 over the same period last year.  R&D expenses increased $90.0 million, or 12.3%, for the nine months ended December 31, 2022 over the same period last year. The primary reasons for the increases in R&D costs were increases in headcount and employee compensation as well as higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2022 were $202.9 million, or 9.4% of net sales, compared to $177.5 million, or 10.1% of net sales, for the three months ended December 31, 2021. Selling, general and administrative expenses for the nine months ended December 31, 2022 were $594.2 million, or 9.6% of net sales, compared to $531.7 million, or 10.7% of net sales, for the nine months ended December 31, 2021.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $25.4 million, or 14.3%, for the three months ended December 31, 2022 over the same period last year.  Selling, general and administrative expenses increased $62.5 million, or 11.8%, for the nine months ended December 31, 2022 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses were increases in headcount and employee compensation.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2022 was $167.4 million and $502.5 million, respectively, compared to $215.7 million and $647.0 million for the three and nine months ended

December 31, 2021, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During the three and nine months ended December 31, 2022, we incurred special charges and other, net of $6.5 million and earned special income and other, net of $6.1 million, respectively. The special charges and other, net incurred during the three months ended December 31, 2022, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. The special income and other, net earned during the nine months ended December 31, 2022, primarily related to a favorable resolution of a previously accrued legal matter partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. During the three and nine months ended December 31, 2021, we earned special income and other, net of $0.3 million and incurred special charges and other, net of $20.4 million, respectively. The special income and other, net earned during the three months ended December 31, 2021, and the special charges and other, net incurred during the nine months ended December 31, 2021, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency, legal contingencies and exiting non-manufacturing facilities including contract termination costs, employee severance, and the disposal of assets.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2022 was $0.8 million and $1.1 million, respectively, compared to $0.1 million and $0.5 million, respectively, for the three and nine months ended December 31, 2021.

Interest expense in the three and nine months ended December 31, 2022 was $52.8 million and $156.4 million, respectively, compared to $62.1 million and $199.2 million, respectively, for the three and nine months ended December 31, 2021. The primary reasons for the decreases in interest expense relates to the adoption of ASU 2020-06 on April 1, 2022, which eliminated the amortization of debt discount on our Convertible Debt, and the cumulative pay down of our debt offset by higher interest rates on our outstanding variable rate debt.

During the nine months ended December 31, 2022, we recognized losses of $8.3 million related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt. During the three and nine months ended December 31, 2021, we recognized losses of $16.1 million and $101.6 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the amendment and restatement of our Credit Agreement and the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes.

Other income, net was $2.6 million and $3.5 million for the three and nine months ended December 31, 2022, respectively, compared to $4.6 million and $3.5 million for the three and nine months ended December 31, 2021, respectively.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate for the nine months ended December 31, 2022, increased significantly over the same period last year primarily due to a provision in the TCJA. Research and development expenditures incurred after March 31, 2022, must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and development expenditures impacts the calculation of our GILTI, which is treated as a period cost, beginning in the first quarter of fiscal 2023.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the nine months ended December 31, 2022 and December 31, 2021 was approximately 22%. Our non-U.S. blended statutory tax rates in the nine months ended December 31, 2022 and December 31, 2021 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

Liquidity and Capital Resources

We had $288.9 million in cash and cash equivalents at December 31, 2022, a decrease of $30.5 million from the March 31, 2022 balance.

Operating Activities

Net cash provided by operating activities was $2.91 billion in the nine months ended December 31, 2022, primarily due to higher net income of $1.63 billion, adjusted for non-cash and non-operating charges of $1.09 billion and net cash inflows of $190.3 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the nine months ended December 31, 2022 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased raw materials, foundry wafers, finished goods, and receipt of strategic last time buy materials, offset by increases in accrued and other liabilities driven by higher sales related reserves, including cash collected from customers under our long-term supply agreements. The cash collected from these long-term supply agreements is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these arrangements to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 4. Net Sales" to our condensed consolidated financial statements). Net cash provided by operating activities was $2.10 billion in the nine months ended December 31, 2021, primarily due to net income of $847.6 million, adjusted for non-cash and non-operating charges of $1.16 billion and net cash inflows of $91.6 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $448.7 million in the nine months ended December 31, 2022 compared to $335.0 million in the nine months ended December 31, 2021. During the nine months ended December 31, 2022 and December 31, 2021, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2022 were $373.5 million compared to $255.5 million in the nine months ended December 31, 2021. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. We currently expect to invest between $400 million and $500 million in equipment and facilities during the next twelve months. We believe that the capital expenditures anticipated to be incurred over the next twelve months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of our production requirements that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. Such incentives may potentially be available to us, our competitors and foundries; however, there can be no assurance that we will receive any such incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $2.49 billion in the nine months ended December 31, 2022 compared to $1.73 billion in the nine months ended December 31, 2021. Significant transactions affecting our net financing cash flows included:
•in the first nine months of fiscal 2023, $1.32 billion of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first nine months of fiscal 2022, $1.17 billion of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt and our 2017 Junior Convertible Debt, our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in the first nine months of fiscal 2023 and fiscal 2022, we paid cash dividends to our stockholders of $499.4 million and $363.0 million, respectively, and
•in the first nine months of fiscal 2023 and fiscal 2022, we repurchased shares of our common stock for $671.9 million and $166.0 million, respectively.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The

Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of December 31, 2022, the principal amount of our outstanding indebtedness was $6.62 billion. At December 31, 2022, we had $253.0 million of outstanding borrowings under the Revolving Credit Facility compared to $1.40 billion at March 31, 2022.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first nine months of fiscal 2023, we repurchased approximately 9.6 million shares of our common stock for $671.9 million under this authorization. In the first nine months of fiscal 2022, we repurchased approximately 2.0 million shares of our common stock for $166.0 million under this authorization. As of December 31, 2022, approximately $2.90 billion remained available for repurchases under the program. As of December 31, 2022, we held approximately 30.0 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.55 billion. A quarterly cash dividend of $0.328 per share was paid on December 6, 2022 in the aggregate amount of $180.3 million. A quarterly dividend of $0.358 per share was declared on February 2, 2023 and will be paid on March 7, 2023 to stockholders of record as of February 21, 2023. We expect the aggregate cash dividend for the March 2023 quarter to be approximately $196.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 7. Debt" and "Note 12. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We also plan to pursue incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, our long-term debt totaled $6.62 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.37 billion as of December 31, 2022. We have interest rate exposure with respect to the $253.0 million of our variable interest rate debt outstanding under our Revolving Credit Facility as of December 31, 2022. A 50-basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.3 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to "Note 11. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding legal proceedings.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, increases in interest rates, high inflation or further uncertainty surrounding the COVID-19 pandemic and its implications;
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
•levels of inventories held by our customers and the customers of our distributors;
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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in the first nine months of fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. Such conditions are expected to continue. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the impact of the COVID-19 pandemic, or the application of sanctions, trade restrictions or tariffs by the U.S. or other countries may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2023, approximately 63% of our net sales came from products that were produced at outside wafer foundries compared to 60% of our net sales in fiscal 2022. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2023, approximately 41% of our assembly requirements and 33% of our test requirements were performed by third party contractors, compared to approximately 41% and 36%, respectively, during fiscal 2022. Due to increased demand for our products, we have taken actions in recent quarters to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity to continue to be limited for certain process technology nodes and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own existing facilities, at new facilities or at other foundries and assembly and testing contractors. In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. Such incentives may potentially be available to us, our competitors and foundries; however, there can be no assurance as to which companies will receive such incentives and whether the legislation will have a positive or negative impact on our competitive position.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2023, approximately 77% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan. During fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and into calendar 2023. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last year, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lock-downs in China were lifted has adversely impacted Chinese customers and the supply chain. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been strong in recent periods due to favorable industry conditions and the impact of our Preferred Supply Program and our long-term supply agreements, in the future we expect turns orders to remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders may also decrease in periods where customers are holding excess inventory of our products. Our customers may have increased their order levels in previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

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

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first nine months of fiscal 2023 and in fiscal 2022, we operated at or above normal capacity levels and we expect this to continue if the current supply constraints relative to demand continue.

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

Sales to distributors accounted for approximately 47% of our net sales in the first nine months of fiscal 2023 and approximately 48% of our net sales in fiscal 2022. With the exception of orders placed under our Preferred Supply Program, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production, cease operations at any of our facilities, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders.

Additionally, operations at our customers and licensees may be disrupted for a number of reasons. In April and May 2020, we received a greater number of order cancellations and requests by our customers to reschedule deliveries to future dates. Some customers requested order cancellations within our firm order window and claimed applicability of force majeure clauses due to the impact of COVID-19. Likewise, if our licensees are unable to manufacture and ship products incorporating our technology, or if there is a decrease in product demand due to a business disruption, our royalty revenue may decline.

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

A significant portion of the sales of Microsemi, which we acquired in May 2018, are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements and mandatory vaccine requirements, or the impact of the COVID-19 pandemic.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, the amendment to the U.S. National Defense Authorization Act (NDAA) was signed into law on December 23, 2022, and its provisions go into effect in December 2027. The NDAA amendment prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the U.S. government determines is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when the NDAA amendment goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See "Note 11. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding such matters which are still pending. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2022, we had goodwill of $6.67 billion and net intangible assets of $3.54 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first nine months of fiscal 2023 or in fiscal 2022. We recognized $1.4 million of intangible asset impairment charges in the first nine months of fiscal 2023. No intangible asset impairment charges were recorded in the first nine months of fiscal 2022. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified in recent periods in our industry due to high demand for skilled employees. Availability of labor is currently constrained in certain geographic markets in which we operate due to the tight and competitive labor market in our industry. Competition for available labor has intensified for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry. We expect labor conditions will likely intensify further due to the expected construction of new wafer fabrication facilities by foundries and third parties in locations near our existing facilities.

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

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product failures, our Microsemi acquisition, contracts and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless or if they have been resolved, have in the past and could in the future result in unexpected and substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, incur reputational damage, and our business, financial condition or results of operations could be harmed.

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
•customer imposed fines or penalties for failure to meet contractual requirements; and
•a requirement to pay damages, penalties or recall costs.

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

With the exception of orders placed under our Preferred Supply Program and long-term supply agreements, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our Preferred Supply Program and long-term supply agreements), the contracts are generally cancelable based on standard terms and conditions. Under our Preferred Supply Program and long-term supply agreements, customers may cancel contracts in the event of price increases. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first nine months of fiscal 2023, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021.

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

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology are subject to laws and regulations on international trade, including but not limited to the Foreign Corrupt Practices Act, EAR, International Traffic in Arms Regulations and trade sanctions against embargoed countries and denied entities, including those administered by the U.S. Departments of Commerce or Treasury, or Office of Foreign Assets Control. Licenses or license exceptions are required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published an interim final rule entitled "Implementation of Additional Export Controls: Certain Advanced Computing and Semiconductor Manufacturing Items; Supercomputer and Semiconductor End Use; Entity List Modification." This regulation imposes restrictions on advanced computing integrated circuits (ICs), computer commodities that contain such ICs, as well as on certain semiconductor manufacturing items, and expands controls on transactions involving items for supercomputer and semiconductor manufacturing end-uses, and, for example, this rule expands the scope of foreign-produced items subject to license requirements for 28 existing entities on the Entity List that are located in China. An additional example occurred in April 2018, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and certain subsidiaries. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment using covered telecommunications equipment as a substantial component or critical technology where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Effective June 2020, amendments to the EAR regarding prohibitions of sales of items with a “military end use” into China, Russia, and Venezuela, and Belarus effective March 2021, and elimination of an EAR License Exception, apply to more of our products than the previous regulations. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations, and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and released an implementation package in December 2022 which provides a coordinated system to ensure that multinational enterprises pay a global minimum tax. The guidelines and proposals may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (Inflation Reduction Act) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period. The Corporate AMT is effective for us beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to higher interest rates, higher inflation, the COVID-19 pandemic or other factors;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $2.90 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of December 31, 2022, the principal amount of our outstanding indebtedness was $6.62 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At December 31, 2022, we had $253.0 million in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At December 31, 2022, we had $5.60 billion in aggregate principal amount of Senior Notes and $766.6 million in aggregate principal of Convertible Debt outstanding.

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

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Convertible Debt and Senior Notes, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
October 1, 2022 - October 31, 2022	—	$—	—	$3,132.0
November 1, 2022 - November 30, 2022	1,861,338	$73.08	1,861,338	$2,996.0
December 1, 2022 - December 31, 2022	1,229,799	$76.05	1,229,799	$2,902.5
	3,091,137		3,091,137	$2,902.5

(1) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Included Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021	8-K	000-21184	3.1	May 28, 2021

10.1*	Amended and Restated Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 2, 2023	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)