Form 10-K
period 2023-03-31
MICROCHIP TECHNOLOGY INC
filed 2023-05-25
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2022 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $32.9 billion.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 22, 2023: 545,384,035 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2022	II
Proxy Statement for the 2023 Annual Meeting of Stockholders (will be filed within 120 days after the end of the fiscal year to which this report relates)	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
3.922% 2021 Notes	2021 Senior Secured Notes, matured on June 1, 2021
4.333% 2023 Notes	2023 Senior Unsecured Notes, maturing June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt, maturing February 15, 2037
ASU	Accounting Standards Update
Bridge Loan Facility	364-Day Senior Secured bridge credit agreement which provided for a term loan facility
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	3.922% 2021 Notes, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
SRAM	Static random access memory
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TCJA	Tax Cuts and Jobs Act of 2017
Term Loan Facility	$3.00 billion term loan facility available under the Credit Agreement prior to the December 16, 2021 amendment to such agreement
U.S. GAAP	U.S. Generally Accepted Accounting Principles

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

Business and Macroeconomic Environment

In the first half of fiscal 2021, the COVID-19 pandemic initially resulted in a global disruption in economic activity by adversely affecting production, creating supply chain and market disruption, and adversely impacting businesses and individuals. However, in the second half of fiscal 2021, business conditions were unexpectedly strong as businesses and individuals adapted to the effects of the pandemic. In response to global supply constraints, we worked to mitigate the impact of the pandemic on our business by qualifying alternative suppliers, increasing our inventory of raw materials, ramping our internal factories and adding assembly and test capacity to increase our manufacturing capability while securing additional capacity with our subcontractors wherever possible. Strong customer demand for our products continued to outpace capacity in fiscal 2022 and fiscal 2023. However, in recent months, many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push out or cancel backlog increased in the March 2023 quarter. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion activity, reduced our planned capital investments for fiscal 2024, and taken steps to lower our inventory in the coming quarters. We are unable to predict the timing or impact of any such slowdown on our business.

In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. Although orders under such program cannot be cancelled or rescheduled by the customer, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. Since the March 2022 quarter, we have been entering into long-term supply agreements (LTSAs) with certain of our customers for products that will be shipped in future periods. We also entered into certain LTSAs with key suppliers.

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

Industry Background

Competitive pressures require OEMs to expand product functionality and provide differentiation while maintaining or reducing cost.  To address these requirements, manufacturers often use integrated circuit-based embedded control systems that enable them to:
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
•smart home and IoT edge devices
•smart meters and energy monitoring
•storage and server systems
•touch control
•wireless communication

Embedded control systems typically incorporate a mixed-signal microcontroller, microprocessor or FPGA as the principal active, and sometimes sole, component.  A mixed-signal microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on-board non-volatile program memory for program storage, random access memory for data storage and various analog and digital input/output peripheral capabilities.  In addition to the mixed-signal microcontroller, a complete embedded control system often incorporates application-specific software, various analog, mixed-signal, timing, connectivity, security and non-volatile memory components such as EEPROMs and Flash memory.

The increasing demand for embedded control systems has made the market for mixed-signal microcontrollers a significant segment of the semiconductor market at $26.9 billion1 in calendar year 2022.  Mixed-signal microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit mixed-signal microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall mixed-signal microcontroller market.  16-bit and 32-bit mixed-signal microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the customer system is manufactured. Some versions of

FPGAs also include a mixed-signal microcontroller or microprocessor core to provide additional system on chip functionality to compute intensive tasks. The analog segment of the semiconductor market was $93.8 billion1 in calendar year 2022, and this market is fragmented into a large number of sub segments.

1Source: 2022 Gartner Worldwide Semiconductor Market Share by End Market

Our Products

Our strategic focus is on providing cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed-signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Mixed-signal Microcontrollers

We offer a broad family of proprietary general purpose mixed-signal microcontroller products, with significant analog and mixed-signal functionality incorporated within them, which are marketed under multiple brand names.  We believe that our mixed-signal microcontroller product families provide leading function and performance characteristics in the worldwide market. We target the 8-bit, 16-bit, and 32-bit mixed-signal microcontroller and 32-bit embedded mixed-signal microprocessor markets.  We also offer specialized mixed-signal microcontrollers for automotive, industrial, computing, communications, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity applications.

We leverage our circuit design, process technologies, development tools, applications knowledge, and manufacturing experiences to enable our customers to implement various embedded control functions in their end systems with our mixed-signal microcontrollers.

Analog

Our analog product line consists of several families including power management, linear, mixed-signal, high voltage, thermal management, discrete diodes and MOSFETS, RF, drivers, safety, security, timing, USB, ethernet, wireless and other interface products.

We market and sell our analog product line into our mixed-signal microcontroller, microprocessor and FPGA customer base, and to customers who use mixed-signal microcontrollers and FPGA products from other suppliers and to customers who use other products that may not fit our traditional mixed-signal microcontroller, FPGA and memory products customer base.

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

Our technology licensing business generates license fees and royalties associated with technology licenses for the use of our SuperFlash® embedded flash and other technologies. We also generate fees for engineering services related to these technologies. We license our Non-Volatile Memory technologies to foundries, integrated device manufacturers and design partners throughout the world for use in the manufacture of their advanced mixed-signal microcontroller products, gate array, RF, analog and neuromorphic compute products that require embedded non-volatile memory.

Our memory products consist of EEPROMs, Serial Flash memories, Parallel Flash memories, Serial SRAM memories and EERAMs. Serial EEPROMs, Serial Flash memories, Serial SRAMs and EERAMs have a very low I/O pin requirement, permitting production of very small footprint devices. We sell our memory products primarily into the embedded control market, complementing our mixed-signal microcontroller offerings.

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily program our mixed-signal microcontroller, FPGA and microprocessor products for specific applications and, we believe, they are an important factor for facilitating design wins.

Our family of development tools for our mixed-signal microcontroller, FPGA and microprocessor products range from entry-level systems, which include an assembler or a compiler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  We also offer a complete suite of compilers, software code configurators and simulators. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future mixed-signal microcontroller devices in our portfolio.

Many independent companies also develop and market application development tools that support our mixed-signal microcontroller and microprocessor product architectures, including an extensive amount of third-party tool suppliers whose products support our mixed-signal microcontroller architectures.

We believe that familiarity with and adoption of development tools from Microchip as well as from third-party development tool partners by an increasing number of product designers will be an important factor in the future selection of our embedded control products.  These development tools allow design engineers to develop thousands of application-specific products from our standard mixed-signal microcontrollers.

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (such as statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing. We comply with several quality systems, including: ISO9001 (2015 version), IATF16949 (2016 version), AS9100 (2016 version), and TL9000.

Refer to "Item 2. Properties" for further information regarding the location and principal operations of our manufacturing facilities.

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, and predominantly utilizes our 0.25 microns to 1.0 microns processes.  During fiscal 2023, we increased Fab 2's capacity to support more advanced technologies by implementing process improvements, upgrading existing equipment, and adding equipment.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  During fiscal 2023, we continued our multi-year $800 million expansion and capital equipment investment plan to increase Fab 4's capacity to support more advanced technologies by implementing process improvements, upgrading existing equipment, and adding new equipment and two clean rooms. A significant amount of additional clean room capacity in Fab 4 has been brought on line to support incremental wafer fabrication capacity needs.

Fab 5 currently manufactures discrete and specialty products in addition to a lower volume of a diversified set of standard products on 6-inch wafers. In February 2023, we announced our plan to invest $880 million over the next several years to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility.

We believe the combined capacity of Fab 2, Fab 4, and Fab 5 will allow us to respond to future demand for internally fabricated products with incremental capital expenditures.

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

We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries.  As a result of our acquisitions, we have become more reliant on outside wafer foundries for our wafer fabrication requirements.  In fiscal 2023, approximately 63% of our sales came from products that were produced at outside wafer foundries.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2023, we increased capacity at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2023, approximately 59% of our assembly requirements were being performed in our internal facilities and approximately 67% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

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

In fiscal 2023 and fiscal 2022, we derived 47% and 48%, respectively, of our net sales through distributors compared to 53% and 52%, respectively, of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which made up 11% of our net sales, no other distributor or direct customer accounted for more than 10% of our net sales in fiscal 2023. In fiscal 2022, no distributor or direct customer accounted for more than 10% of our net sales.

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

We currently compete principally on the basis of the technical innovation and performance of our embedded control products, including the following product characteristics:
•performance
•analog, digital and mixed-signal functionality and level of functional integration
•field programmability
•memory density
•low power consumption
•extended voltage ranges
•reliability
•security and functional safety
•packaging alternatives
•comprehensive suite of development tools

We believe that other important competitive factors in the embedded control market include:
•our broad product portfolio offers a Total System Solutions through a combination of hardware, software and services
•ease of use
•functionality of application development systems
•hardware, software and tool compatibility within product families to increase migration flexibility
•dependable delivery, quality and availability
•technical and innovative service and support
•time to market
•total solution cost

•reference design

We believe that we compete favorably with other companies on all of these factors, but we may be unable to compete successfully in the future, which could harm our business.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2023 through 2042.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 22,600 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

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

Compensation Programs

We strive to provide competitive pay and benefits, that help meet the varying needs of our employees. Our total compensation package includes base pay, broad-based stock grants and bonuses, healthcare and retirement plans, employee stock purchase plans, paid time off and family leave.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2023:

Name	Age	Position
Ganesh Moorthy	63	President, Chief Executive Officer, and Director
Steve Sanghi	67	Executive Chair
J. Eric Bjornholt	52	Senior Vice President and Chief Financial Officer
Stephen V. Drehobl	61	Senior Vice President, MCU8 and MCU16 Business Units
Richard J. Simoncic	59	Executive Vice President, Analog Power and Interface Business Units

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

Mr. Sanghi transitioned to Executive Chair in March 2021. He served as Chief Executive Officer from October 1991 to March 2021 and as Chair of the Board since October 1993.  He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. Mr. Sanghi served on the Board of Directors of Myomo, Inc., a publicly traded commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper-limb paralysis, from November 2016 through October 2019.  Mr. Sanghi served on the board of Mellanox Technologies Ltd., a publicly traded supplier of end-to-end Ethernet and InfiniBand intelligent interconnect solutions and services for servers, storage, and hyper-converged infrastructure, from February 2018 through April 2020. Mr. Sanghi was elected to the Board of Directors of Impinj, Inc. in March 2021 and assumed the role of Board Chair in June 2022.

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

Mr. Simoncic was promoted to Executive Vice President in April 2023 and has served as Vice President, Analog Power and Interface Business Units since September 1999.  From October 1995 to September 1999, he served as Vice President in various roles.  Since joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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
•impact of economic conditions on the financial viability and performance of our licensees, customers, distributors, or suppliers;
•impact of price increases, increased tariffs, raw material availability or other factors affecting our suppliers;
•dependence on wafer foundries and other contractors by our licensees and ourselves;
•dependence on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks;
•dependence on orders received and shipped in the same quarter, limited visibility to product shipments other than those shipped through our Preferred Supply Program or LTSAs;
•intense competition in the markets we serve, leading to pricing pressures, reduced sales or market share;
•ineffective utilization of our manufacturing capacity or failure to maintain manufacturing yields;
•inability to achieve expected returns from capacity expansions;
•impact of seasonality and wide fluctuations of supply and demand in the industry;
•dependence on distributors;
•ability to introduce new products on a timely basis;
•business interruptions affecting our operations or that of key vendors, licensees or customers;
•technology licensing business exposes us to various risks;
•reliance on sales into governmental projects, and compliance with associated regulations;
•risks related to grants from, or tax arrangements with, governments, agencies and research organizations;
•ability to realize anticipated benefits from completed or future acquisitions or divestitures;

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

Risks Related to Cybersecurity, Privacy, Intellectual Property, and Litigation
•attacks on our IT systems, interruptions in our IT systems, our products or our improper handling of data;
•risks related to compliance with privacy and data protection laws and regulations;
•risks related to legal proceedings, investigations or claims;
•risks related to contractual relationships with our customers; and
•protecting and enforcing our intellectual property rights.

Risks Related to Taxation, Laws and Regulations
•impact on our reported financial results by new accounting pronouncements or changes in existing accounting standards and practices;
•the issuance of new export controls or trade sanctions, fines, restrictions or delays in our ability to export or import products, or increase costs associated with the manufacture or transfer of products;
•outcome of future examinations of our income tax returns;
•exposure to greater than anticipated income tax liabilities, changes in or the interpretation of tax rules and regulations including the TCJA, or unfavorable assessments from tax audits;
•impact of the legislative and policy changes implemented globally by the current or future administrations;
•impact of stringent environmental, climate change, conflict-free minerals and other regulations or customer demands;
•ESG considerations; and
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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, increases in interest rates, high inflation or instability in the banking sector;
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as COVID-19), cybersecurity incidents, terrorist activity, armed conflict, war (including Russia's invasion of Ukraine), worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
•the level of order cancellations or push-outs due to uncertain economic conditions or other factors;
•availability of raw materials including rare earth minerals, supplies and equipment due to supply chain constraints or other factors;
•constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•our ability to continue to increase our factory capacity as needed to respond to changes in customer demand;
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
•the level of sell-through of our products through distribution or resale;
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

Our operating results may be adversely impacted by the financial viability and performance of our licensees, customers, distributors, or suppliers.

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the COVID-19 pandemic or other factors, may adversely impact their financial viability. The financial failure of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or stronger contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

We have various arrangements with financial institutions for our cash deposits, and other banking activities, that subject us to risk if such institutions were to experience financial or regulatory difficulties. As a result, we may experience losses on our holdings of cash and cash equivalents due to failures of financial institutions or other related parties.

We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs, increase prices, are impacted by increases in tariffs, or such raw materials, components or equipment become restricted or unavailable.

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. Such conditions may continue.

An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of the COVID-19 pandemic, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair sourcing flexibility.

Our customers may also be adversely affected by these same issues. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, consolidation in their supply chain, or sanctions, trade restrictions or tariffs or the impact of the COVID-19 pandemic that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

We do not, nor have we historically, purchased significant amounts of equipment from Russia, Belarus, or Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium, and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, neon, cesium, and rubidium supply chains, at this time, our supply chains have been able to meet our needs. While sales of our products into the regions, and to customers that sell into these regions, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions.

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues, such as COVID-19, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2023 and fiscal 2022, approximately 63% and 60%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during fiscal 2023, approximately 41% of our assembly requirements and 33% of our test requirements were performed by third-party contractors compared to approximately 41% of our assembly requirements and 36% of our test requirements during fiscal 2022. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we expect foundry capacity may continue to be limited for certain process technology nodes and there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own existing facilities, at new facilities or at other foundries and assembly and testing contractors. In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, reduced availability of labor, assembly and test yields, or increased costs due to disruptions from political upheaval, infrastructure disruption or the COVID-19 pandemic. Additionally, our future operating results could suffer if our wafer foundries and other contractors increase the prices of the products and services that they provide to us. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner or on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

We are highly dependent on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 21% in China and 14% in Taiwan. During fiscal 2022, approximately 78% of our net sales were made to foreign customers, including 22% in China and 15% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and into calendar 2023. In the past, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lock-downs in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets could result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 14. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:
•economic uncertainty in the worldwide markets served by us;
•political instability, including changes in relations between China and Taiwan which could disrupt the operations of our Taiwan-based third-party wafer foundries, and subcontractors;
•social and economic instability due to public health concerns, wars, or other factors;
•trade restrictions and changes in tariffs;
•supply chain disruptions or delays;

•potentially adverse tax consequences;
•import and export license requirements and restrictions;
•changes in laws related to taxes, trade, environmental, health and safety, technical standards and consumer protection;
•restrictions on the transfer of funds, including currency controls in China, which could negatively affect the amount and timing of certain customer payments, and as a results our cash flows;
•currency fluctuations and foreign exchange regulations;
•difficulties in staffing and managing international operations;
•employment regulations;
•disruptions due to cybersecurity incidents;
•disruptions in international transport or delivery;
•public health conditions (including viral outbreaks such as COVID-19); and
•difficulties in collecting receivables and longer payment cycles.

If any of these risks occur or are worse than we anticipate, our sales could decrease and our operating results could suffer, we could face an increase in the cost of components, production delays, business interruptions, delays in obtaining export licenses, or denials of such licenses, tariffs and other restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business. Further changes in trade policy, tariffs, additional taxes, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under our Preferred Supply Program and under our LTSAs.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been strong in recent periods due to favorable industry conditions and the impact of our Preferred Supply Program and our LTSAs, in the future we expect turns orders to remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders may also decrease in future periods in situations where customers are holding excess inventory of our products. Our customers may have increased their order levels in recent previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels which would reduce our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. To participate in the Preferred Supply Program, customers are expected to place 12 months of orders, which cannot be cancelled or rescheduled by the customer except in the event of price increases. The capacity priority under the Preferred Supply Program began for shipments in July 2021. The Preferred Supply Program and the LTSAs are not a guarantee of supply; however, they will provide the highest priority for those orders which are under these programs, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under these programs. We believe these programs will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since these are relatively new programs, there can be no assurance that the programs will be successful or that they will provide the benefits we expect to our business. For example, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that customers under these programs attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under these programs. Additionally, as orders under these programs cannot be cancelled or returned except in the event of price increases, these programs may result in customers holding excess inventory of our products and thus decrease their need to place new orders, including turns orders, in later periods.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales or reduced market share.

The semiconductor industry is intensely competitive and faces price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant assistance financial or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors. The semiconductor industry has experienced significant consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors, including, but not limited to:
•changes in demand in the markets that we serve and the overall rate of growth or contraction of such markets, including but not limited to the automotive, personal computing and consumer electronics markets;
•our ability to obtain adequate foundry and assembly and test capacity and supplies at acceptable prices;
•our ability to ramp production and increase capacity as needed, at our wafer fabrication and assembly and test facilities;
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

Historically, average selling prices in the semiconductor industry decrease over the life of a product.  The average selling prices of our mixed-signal microcontroller, FPGA products, and proprietary products in our analog product line have remained relatively constant over time, while average selling prices of our memory and non-proprietary products in our analog product line have declined over time. The overall average selling price of our products is affected by these trends; however, variations in our product and geographic mix of sales can cause wider fluctuations in our overall average selling price in any given period.

We have experienced, and may experience in the future, modest pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our memory and non-proprietary products in our analog product line. In fiscal 2023 and fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, which could adversely impact our operating results.

We, and our competitors, seek to expand production capacity, increase wafer output, improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor products, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products, and could materially adversely affect our business, results of operations, or financial condition.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

Integrated circuits manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In fiscal 2023 and in fiscal 2022, we operated at or above normal capacity levels.

We may not be able to achieve expected returns from our planned capacity expansions.

We have announced our intent to expand our production capacity in the United States. In particular, we have continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and we plan to invest $880 million to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado.

These expansion projects subject us to a number of risks, including the following:
•availability of necessary funding, which may include external sources;
•ability to realize expected grants, investment tax credits, and other government incentives, including through the CHIPS Act and foreign, state, and local grants;
•increases to our cost structure until new production is ramped to adequate scale;
•sufficient customer demand to utilize our increased capacity;
•ability to timely ramp production in a cost-effective manner;
•potential changes in laws or provisions of grants, investment tax credits, and other government incentives;
•availability of labor, services, equipment, and construction materials;
•ability to complete construction as scheduled, and within budget; and
•availability of the necessary workforce to support the expanded capacity.

Investments in capital expenditures for our capacity expansion projects may not generate expected returns, or cash flows. Significant judgement is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in completion and ramping of expanded production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures. Further, adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, the COVID-19 pandemic or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the March 2023 quarter. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions, reduced our planned capital investments for fiscal 2024, and taken steps to lower our inventory in the coming quarters. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 47% of our net sales in fiscal 2023 and approximately 48% of our net sales in fiscal 2022. With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies and labor markets or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. As a result of the foregoing, we may incur charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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
•availability of skilled employees;
•procurement of licenses for intellectual property rights from third parties under commercially reasonable terms, including those that may be needed to offer interoperability between our products and third-party products;
•implementation of appropriate technical standards developed by standard setting organizations;
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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production, cease operations at any of our facilities, or implement mandatory vaccine requirements, and we could experience constraints in fulfilling customer orders.

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

Our technology licensing business is based on our SuperFlash and other technologies. The success of our licensing business depends on the continued market acceptance of these technologies and on our ability to further develop such technologies, to introduce new technologies, and to enforce our license terms. To be successful, any such technology must be able to be repeatably implemented by licensees, provide satisfactory yield rates, address licensee and customer requirements, and perform competitively. The success of our technology licensing business depends on various other factors, including, but not limited to:
•proper identification of licensee requirements;
•timely development and introduction of new or enhanced technology;
•our ability to protect and enforce our intellectual property rights for our licensed technology, and enforce the terms of our licenses;
•our ability to limit our liability and indemnification obligations to licensees;
•availability of development and support services to assist licensees in their design and manufacture of products;
•availability of foundry licensees with sufficient capacity to support OEM production; and
•market acceptance of our customers' end products.

Because our licensed technologies are complex, there may be delays from time to time in developing and enhancing such technologies. There can be no assurance that our existing or any enhanced or new technology will achieve or maintain substantial market acceptance. Our licensees may experience disruptions in production or reduced production levels which would adversely affect the revenue that we receive. Our technology license agreements generally include a clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from certain intellectual property matters. We could be exposed to substantial liability for claims or damages related to intellectual property matters or indemnification claims. We have a program to audit the royalty payments made by our licensees to help ensure that the payments are in accordance with the terms of the applicable license agreements. From time to time, we or our licensees have contested the amount of royalty payments and related claims could result in significant legal fees and require significant attention from our management. These issues may adversely impact the success of our licensing business and adversely affect our future operating results.

Reliance on sales into governmental projects, and compliance with associated regulations, could have a material adverse effect on our results of operations.

As a result of our Microsemi acquisition, in May 2018, a significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements and mandatory vaccine requirements, or the impact of the COVID-19 pandemic.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, the amendment to the U.S. National Defense Authorization Act (NDAA) was signed into law on December 23, 2022, and its provisions go into effect in December 2027. The NDAA amendment prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the U.S. government determines is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when the NDAA amendment goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

In the past, Microsemi experienced delays and reductions in appropriations on programs that included its products. For example, in 2018 there were two federal government shutdowns. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If the U.S. government fails to complete its annual budget process, provide for a continuing resolution to fund government operations or increase the federal debt limit, another federal government shutdown may occur, during which we may experience further delays, reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification and mandatory vaccine requirements), may adversely impact the contracting environment, our ability to hire and retain employees, and our operating results.

The U.S. government and its contractors may terminate their contracts with us at any time. For example, in 2014, the U.S. government terminated a $75 million contract with Microsemi.  Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certification that we may not meet, or choose to meet. Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities.  Any failure to comply with these requirements may result in fines and penalties, or loss of current or future business, that may materially and adversely affect our operating results.

From time to time we receive grants from governments, agencies and research organizations, or enter into tax arrangements. If we are unable to comply with the terms of those grants or arrangements, we may not be able to receive or recognize benefits or we may be required to repay benefits, recognize related charges, or could be required to implement certain limitations on our business, which would adversely affect our operating results and financial position.

From time to time, we have received, and may in the future receive, economic incentive grants, tax benefits, and allowances from national, state and local governments, agencies and research organizations targeted at increasing employment, production or investment at specific locations. Tax arrangements and subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain benefits, and these programs can be subjected to periodic review by the relevant governments. The CHIPS Act, for example, contains technology licensing restrictions that we may be required to comply with if we receive a grant under this legislation. Noncompliance with the conditions of the grants or arrangements could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. We may be unable to obtain future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. Further, any decrease in amounts received could have a material adverse effect on our business, results of operations, or financial condition.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See "Note 10. Commitments and Contingencies" to our consolidated financial statements for information regarding such matters which are still pending. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2023, we had goodwill of $6.67 billion and net intangible assets of $3.37 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in fiscal 2023 or in fiscal 2022. We recognized $1.8 million and $3.0 million of intangible asset impairment charges in fiscal 2023 and fiscal 2022, respectively. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

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

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts could have a material adverse impact on our business, operations, supply chain, sales and operating results.  Such improper handling of confidential data, or system or network disruption, could result in an unauthorized release of our, our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information, or the release of personal data. Any release of such information or data could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages. In addition, any release of such information or data or the failure to properly manage the collection, handling, transfer or disposal of such information may result in regulatory inquiries or penalties, enforcement actions, remediation obligations, claims for damages, litigation, and other sanctions.

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

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Were any future attacks to be successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions or limiting the damage from any future cyber-attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. And, while some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or Internet of Things, and automotive applications. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Security vulnerabilities and any limitations of, or adverse effects resulting from, mitigation techniques can adversely affect our results of operations, financial condition, sales, customer relationships, share price, prospects, and reputation in a number of ways, any of which may be material. Adverse publicity about security vulnerabilities or mitigations could damage our reputation with customers or users and reduce demand for our products and services. These effects may be greater to the extent that competing products are not susceptible to the same vulnerabilities or if vulnerabilities can be more effectively mitigated in competing products. Moreover, third parties can release information regarding potential vulnerabilities of our products before mitigations are available. This, in turn, could lead to attempted or successful exploits of vulnerabilities, adversely affect our ability to introduce mitigations, or otherwise harm our business and reputation.

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

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product failures, our Microsemi acquisition, contracts, export controls and sanctions, and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless, have in the past and could in the future result in unexpected and substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, incur reputational damage, and our business, financial condition or results of operations could be harmed.

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
•lost revenue or a delay in the recognition of revenue due to cancellation of orders, unpaid receivables, or reimbursement of costs or damages;
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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in fiscal 2023, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the March 2023 quarter.

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

A significant portion of our sales require export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software are subject to laws and regulations that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations and trade sanctions against embargoed countries and restricted parties, including those administered by the U.S. Departments of State, Commerce, and Treasury. Licenses or license exceptions are often required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published an interim final rule entitled "Implementation of Additional Export Controls: Certain Advanced Computing and Semiconductor Manufacturing Items; Supercomputer and Semiconductor End Use; Entity List Modification." This regulation imposes restrictions on advanced computing integrated circuits (ICs), computer commodities that contain such ICs, as well as on certain semiconductor manufacturing items, and expands controls on transactions involving items for supercomputer and semiconductor manufacturing end-uses. This rule, for example, expands the scope of foreign-produced items subject to license requirements for 28 existing entities on the Entity List that are located in China. An additional example occurred in April 2018, when the U.S. Commerce Department banned U.S. companies from selling products or transferring technology to ZTE, a Chinese company, and certain subsidiaries. This ban was lifted in July 2018. In fiscal 2020, the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Further changes in trade or national security protection policy, tariffs, additional taxes, restrictions on exports or other trade barriers, including those taken against the U.S. in retaliation for U.S. policies, may limit our ability to obtain equipment, components or raw materials (including rare earth minerals), limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce our ability to sell products, or reduce our ability to have mergers and acquisitions approved by governmental agencies, any of which could have a material adverse effect on our business, results of operations or financial conditions.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and released an implementation package in December 2022 which provides a coordinated system to ensure that multinational enterprises pay a global minimum tax. The guidelines and proposals may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the

European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (Inflation Reduction Act). The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period. The Corporate AMT is effective for us beginning in fiscal 2024. We are evaluating the Corporate AMT and its potential impact on our tax expense, cash taxes, and effective tax rate.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 27, 2022. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or reduce purchase from us, and we may have to write off inventory if it cannot be sold.

In addition to concerns over “conflict” minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

Failure to meet ESG expectations or standards, or achieve our ESG goals, could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. We are committed to ESG and actively manage these issues. We have publicly announced certain goals, which we may refine or expand further in the future. These goals reflect our current plans and aspirations, and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, and our efforts to manage these issues, report on them, and accomplish our goals, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

Such risks and uncertainties include:
•reputational harm, including damage to our relationship with customers, supplies, investors, governments, or other stakeholders;
•adverse impacts on our ability to sell and manufacture products;
•increased risk of litigation, investigations, or regulatory enforcement action;
•unfavorable ESG ratings or investor sentiment;
•diversion of resources and increased costs to control, assess, and report on ESG metrics;
•our ability to achieve our goals within announced timeframes;
•increased costs to achieve our goals;
•unforeseen operational and technological difficulties;
•access to and increased cost of capital; and
•adverse impacts on our stock price.

Any failure, or perceived failure, to meet evolving expectations and industry standards, or achieve our ESG goals could have an adverse effect on our business, results of operations, financial condition, or stock price.

A requirement to fund our foreign pension plans could negatively affect our cash position and operating capital.

In connection with our acquisitions of Microsemi and Atmel, we assumed pension plans that cover certain French and German employees. Most of these plans are unfunded in compliance with statutory requirements, and we have no immediate intention of funding these plans. The projected benefit obligation totaled $53.9 million at March 31, 2023. Benefits are paid when amounts become due. We expect to pay approximately $1.8 million in fiscal 2024 for benefits earned. Should regulations require funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to higher interest rates, higher inflation, instability in the banking sector, public health concerns or other factors;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $2.63 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage current or future debt.

As of March 31, 2023, the principal amount of our outstanding indebtedness was $6.47 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At March 31, 2023, we had $100.0 million in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At March 31, 2023, we had $5.60 billion in aggregate principal amount of Senior Notes and $766.6 million in aggregate principal of Convertible Debt outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At March 31, 2023, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	720,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Lamesa, Calamba, Philippines	610,300	Assembly and test, warehousing and administrative offices
Chacherngsao, Thailand	498,100	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Colorado Springs, Colorado	480,000	Wafer fabrication (Fab 5), test and R&D
Canlubang, Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Tempe, Arizona	388,100	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bangalore, India	294,000	R&D center, sales and marketing support and administrative offices
Chacherngsao, Thailand	287,300	Assembly and test, warehousing and administrative offices
Chennai, India	187,000	R&D center
Lawrence, Massachusetts	160,000	Manufacturing and administrative offices
Rousset, France	144,500	Test, R&D and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Neckarbischofsheim, Germany	83,800	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,100	Manufacturing
Heilbronn, Germany	48,000	R&D and administrative offices
Karlsruhe, Germany	46,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices

In addition to the facilities we own, we lease several manufacturing, research and development facilities and sales offices in North America, Europe and Asia.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

Item 3. Legal Proceedings

Refer to "Note 10. Commitments and Contingencies" to our consolidated financial statements for information regarding legal proceedings.

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2018 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March
	2018	2019	2020	2021	2022	2023
Microchip Technology Incorporated	100.00	92.40	76.74	177.94	174.37	197.78
S&P 500 Stock Index	100.00	109.50	101.86	159.25	184.17	169.94
Philadelphia Semiconductor Index	100.00	107.11	118.23	248.25	275.69	263.73

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

On May 22, 2023, there were approximately 547 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters," at page 51 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2023.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
January 1, 2023 - January 31, 2023	—	$—	—
February 1, 2023 - February 28, 2023	1,846,335	$83.08	1,846,335
March 1, 2023 - March 31, 2023	1,471,341	$81.87	1,471,341
	3,317,676		3,317,676	$2,628.6

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 12 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•The future impact on our business in response to the COVID-19 pandemic or other public health concerns;
•Our expectation that we will experience period-to-period fluctuations in operating results, gross margins, product mix and average gross profit per unit;
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
•Our expectation that our days of inventory at June 30, 2023 will be 159 to 164 days;
•Our belief that customers recognize our products and brand name and our use of distributors as an effective supply channel;
•Our belief that familiarity with and adoption of development tools from us and from our third-party development tool partners will be an important factor in the future selection of our embedded control products;
•The accuracy of our estimates of the useful life and values of our property, assets and other liabilities;
•Fluctuations in our analog product line;
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
•Our expectation of continued investment in expanding our manufacturing capacity during the next 12 months;
•The continued development of the embedded control market based on our strong technical service presence;
•Our anticipated level of capital expenditures;
•The possibility that loss of, or disruption in the operations of, one or more of our distributors could reduce our future net sales and/or increase our inventory returns;
•Our expectations regarding LTSAs and Preferred Supply Program;
•The continuation and amount of quarterly cash dividends;
•The sufficiency of our existing sources of liquidity to finance anticipated capital expenditures and otherwise meet our anticipated cash requirements, and the effects that our contractual obligations are expected to have on them;
•Our belief that the capital expenditures to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the production requirements that are currently outsourced;
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

•The amounts and timing, and our plans and expectations relating to the Statutory Notice of Deficiency and proposed income adjustment from the Malaysian Inland Revenue Board;
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
•Our ability to obtain and maintain patents and intellectual property licenses and minimize the effects of litigation or other disputes or the loss of patent protection;
•The level of risk we are exposed to for product liability claims or indemnification claims;
•The effect of fluctuations in market interest rates on our income and/or cash flows;
•The effect of fluctuations in currency rates;
•The impact of inflation on our business;
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
•Our belief that our culture, values, and organizational development and training programs provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions;
•Our belief that our continued success is driven by the skills, knowledge, and innovative capabilities of our personnel, a strong technical service presence, and our ability to rapidly commercialize new and enhanced products;
•The potential impact of changes in regulations or in their enforcement, including with respect to the capital expenditures or other costs or expenses;
•The impact of any failure by use to adequately control the storage, use, discharge and disposal of regulated substances;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2023 compared to fiscal 2022, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources." Our liquidity and capital resources section generally discusses fiscal 2023 compared to fiscal 2022. For our discussion of our fiscal 2022 results compared to fiscal 2021 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on May 20, 2022 which is incorporated by reference herein.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We entered into LTSAs with certain of our customers that purchase through distributors or directly from us. Under these LTSAs, we receive an upfront deposit and minimum purchase commitments from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer meets the minimum purchase commitments defined in the contract, we return the deposit to the customer. If not, we may retain all, or a portion of the deposit which will be recognized as revenue as the remaining performance obligations under the LTSAs are satisfied. The upfront deposits collected are recorded as deferred revenue in accrued liabilities or other long-term liabilities depending on the expected timing of the satisfaction of the underlying performance obligations.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of obsolescence, we evaluate projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and write down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued. Historically, a 1% variance in the estimated demand for our products would have changed the estimated net realizable value of our inventory by approximately $4.0 million as of March 31, 2023.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to record our income taxes in each of the jurisdictions in which we operate. This process involves determining our actual current tax exposure together with assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We provided valuation allowances for certain of our deferred tax assets, where it is more likely than not that some portion, or all of such assets, will not be realized.

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

The accounting model related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable law.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for fiscal 2023 and fiscal 2022:

	Fiscal Year Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	32.5	34.8
Gross profit	67.5	65.2

Research and development	13.3	14.5
Selling, general and administrative	9.5	10.5
Amortization of acquired intangible assets	7.8	12.7
Special (income) charges and other, net	—	0.4
Operating income	36.9%	27.1%

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

The following table summarizes our net sales for fiscal 2023 and fiscal 2022 (dollars in millions):

	Fiscal Year Ended March 31,
	2023	2022	Change
Net sales	$8,438.7	$6,820.9	23.7%

The increase in net sales in fiscal 2023 compared to fiscal 2022 was primarily due to strong business conditions that began in the second half of fiscal 2021 as businesses and individuals adapted to the effects of the COVID-19 pandemic. Business conditions continued to be strong throughout fiscal 2022 and fiscal 2023. In the second half of fiscal 2023, there began to be some increased uncertainty as to the future direction of the global economy due to rising interest rates and high inflation. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2022 and fiscal 2023 with respect to our very broad range of customers and products. These price increases also contributed to the increase in net sales during fiscal 2023 compared to fiscal 2022. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in all of our product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes other than the net demand fluctuations in the end market we serve. See our Item 1. "Business - Business and Macroeconomic Environment" discussion for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for fiscal 2023 compared to fiscal 2022 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in fiscal 2023 or fiscal 2022.

Net sales by product line for fiscal 2023 and fiscal 2022 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2023	%	2022	%
Mixed-signal Microcontrollers	$4,755.7	56.3	$3,814.8	56.0
Analog	2,376.9	28.2	1,939.1	28.4
Other	1,306.1	15.5	1,067.0	15.6
Total net sales	$8,438.7	100.0	$6,820.9	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 56.3% and 56.0% of our net sales in fiscal 2023 and fiscal 2022, respectively.

Net sales of our mixed-signal microcontroller products increased approximately 24.7% in fiscal 2023 compared to fiscal 2022. The increase in net sales was due primarily to strength in demand for our mixed-signal microcontroller products in end markets that we serve and our price increases.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. However, the overall average selling prices of our mixed-signal microcontroller products have increased in recent periods and have remained relatively stable over time due to the proprietary nature of these products.  We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our mixed-signal microcontroller product lines by introducing new products with more features and higher prices.

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 28.2% and 28.4% of our net sales in fiscal 2023 and fiscal 2022, respectively.

Net sales from our analog product line increased approximately 22.6% in fiscal 2023 compared to fiscal 2022. The increase in net sales was primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.5% and 15.6% of our net sales in fiscal 2023 and fiscal 2022, respectively.

Net sales related to these products and services increased approximately 22.4% in fiscal 2023 compared to fiscal 2022. The increase in net sales was primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% and 48% of our net sales in fiscal 2023 and fiscal 2022, respectively. With the exception of Arrow Electronics, our largest distributor, which made up 11% of our net sales, no other distributor or direct customer accounted for more than 10% of our net sales in fiscal 2023. In fiscal 2022, no distributor or direct customer accounted for more than 10% of our net sales. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At March 31, 2023, our distributors maintained 24 days of inventory of our products compared to 17 days at March 31, 2022.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for fiscal 2023 and fiscal 2022 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2023	%	2022	%
Americas	$2,169.0	25.7	$1,659.3	24.3
Europe	1,774.8	21.0	1,391.0	20.4
Asia	4,494.9	53.3	3,770.6	55.3
Total net sales	$8,438.7	100.0	$6,820.9	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 78% of our total net sales in each of fiscal 2023 and fiscal 2022. Although our net sales in all geographies increased in fiscal 2023 compared to fiscal 2022, net sales in Asia decreased as a percentage of total net sales in fiscal 2023 compared to fiscal 2022 primarily due to economic weakness in the China market caused by uncertain economic conditions, slowing growth, and the impact of the COVID-19 related lock-downs. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in fiscal 2023 was $5.70 billion, or 67.5% of net sales, compared to $4.45 billion, or 65.2% of net sales, in fiscal 2022. The primary reason for the increase in gross profit in fiscal 2023 compared to fiscal 2022 was the net impact of product mix and average gross profit per unit of $1.31 billion in fiscal 2023. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit of inventory reserve charges was $89.0 million in fiscal 2023 which adversely impacted our gross profit in fiscal 2023 compared to fiscal 2022. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, and the impact of unabsorbed capacity charges in fiscal 2023 compared to fiscal 2022 was not material.

Our overall inventory levels were $1.32 billion at March 31, 2023, compared to $854.4 million at March 31, 2022. We maintained 169 days of inventory on our balance sheet at March 31, 2023 compared to 125 days of inventory at March 31, 2022. Inventory increased primarily as a result of our efforts to balance manufacturing production, customer demand and inventory levels including accommodating requests from certain customers to push-out orders. Our inventory levels are impacted by the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We expect our days of inventory levels at June 30, 2023 to be 159 to 164 days.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 59% of our assembly requirements were performed in our internal assembly facilities during each of fiscal 2023 and fiscal 2022. During fiscal 2023, approximately 67% of our test requirements were performed in our internal facilities, compared to approximately 64% during fiscal 2022. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2023, approximately 63% of our net sales came from products that were produced at outside wafer foundries, compared to approximately 60% during fiscal 2022.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall product mix of mixed-signal microcontroller, analog, FPGA products, memory products, and technology licensing revenue and the percentage of net sales of each of these products in a particular quarter, as well as manufacturing yields, fixed cost absorption, and competitive and economic conditions in the markets we serve. We continue to transition products to more advanced process technologies to reduce future manufacturing costs.

Research and Development

R&D expenses for fiscal 2023 were $1.12 billion, or 13.3% of net sales, compared to $989.1 million, or 14.5% of net sales, for fiscal 2022. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $129.2 million, or 13.1%, for fiscal 2023 compared to fiscal 2022. The primary reasons for the increase in R&D expenses in fiscal 2023 compared to fiscal 2022 were increases in headcount and employee compensation as well as higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2023 were $797.7 million, or 9.5% of net sales, compared to $718.9 million, or 10.5% of net sales, for fiscal 2022.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $78.8 million, or 11.0%, for fiscal 2023 compared to fiscal 2022. The primary reasons for the increase in selling, general and administrative expenses were increases in headcount and employee compensation.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2023 was $669.9 million compared to $862.5 million in fiscal 2022. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special (Income) Charges and Other, Net

During fiscal 2023, we earned special income and other, net of $4.0 million primarily related to a favorable resolution of a previously accrued legal matter partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. During fiscal 2022, we incurred special charges and other, net of $29.5 million primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency, legal contingencies and exiting non-manufacturing facilities including contract termination costs, employee severance, and the disposal of assets. Restructuring expenses incurred during fiscal 2023 and fiscal 2022 include $16.8 million and $21.1 million, respectively, related to the restructuring of our wafer fabrication operations.

Other Income (Expense)

Interest income in fiscal 2023 was $2.1 million compared to $0.5 million in fiscal 2022.

Interest expense in fiscal 2023 was $203.9 million compared to $257.0 million in fiscal 2022. The primary reasons for the decrease in interest expense in fiscal 2023 compared to fiscal 2022 relates to the adoption of ASU 2020-06 on April 1, 2022, which eliminated the amortization of debt discount on our Convertible Debt, and the cumulative pay down of our debt offset by higher interest rates on our outstanding variable rate debt.

Loss on settlement of debt in fiscal 2023 was $8.3 million compared to $113.4 million in fiscal 2022. In fiscal 2023, the losses related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt. In fiscal 2022, the losses primarily related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt as well as the amendment and restatement of our Credit Agreement and the repayment of $1.00 billion aggregate principal amount outstanding of our 3.922% 2021 Notes.

Other income, net, in fiscal 2023 was $3.8 million compared to other income, net of $2.8 million in fiscal 2022. The primary reasons for the change in other income during fiscal 2023 compared to fiscal 2022 relates to foreign currency exchange rate fluctuations and gains on equity investments.

Provision for Income Taxes

Our provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate for the fiscal year ended March 31, 2023, increased significantly over the same period last year primarily due to a provision in the TCJA. Research and development expenditures incurred after March 31, 2022, must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on the location in which the research activities are conducted. The resulting capitalization of research and development expenditures impacts the calculation of our global intangible low-taxed income (GILTI), which is treated as a period cost, beginning in the first quarter of fiscal 2023.

Our effective tax rate in fiscal 2023 includes a $63.8 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 2.2%; an $11.4 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 0.4%; a $50.6 million tax expense related to changes in various tax reserves, which increased our effective tax rate by 1.7%; and a $258.9 million tax expense for the effects of foreign operations, which increased our effective tax rate by 8.9%.

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

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of fiscal 2023 and fiscal 2022 was approximately 22%. Our non-U.S. blended statutory tax rates in fiscal 2023 and fiscal 2022 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential benefit primarily relates to our operations in Malta taxed at a 5.0% statutory tax rate and Ireland taxed at a 12.5% statutory tax rate. Additionally, our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20.0%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.

In September 2021, we received a Statutory Notice of Deficiency (Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the United States Tax Court challenging the Notice.

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020, which if upheld by the highest court that has jurisdiction over this matter in Malaysia, could result in income taxes up to $420.0 million, exclusive of interest and penalties. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to take the matter to court in Malaysia, and if we do, we may be required to pay the assessment and then request a refund from the court upon a series of favorable rulings. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

We firmly believe that the assessments described above are without merit and plan to pursue all available administrative and judicial remedies necessary to resolve these matters. We intend to vigorously defend our positions and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. We believe that the final adjudication of these matters will not have a material impact on our consolidated financial position and results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new Corporate AMT of 15.0% on the AFSI of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective for us beginning in fiscal 2024. We are evaluating the Inflation Reduction Act and its potential impact on our tax expense, cash taxes, and effective tax rate.

Liquidity and Capital Resources

We had $234.0 million in cash and cash equivalents at March 31, 2023, a decrease of $85.4 million from the March 31, 2022 balance.

Operating Activities

Net cash provided by operating activities was $3.62 billion in fiscal 2023, primarily due to higher net income of $2.24 billion, adjusted for non-cash and non-operating charges of $1.40 billion and net cash outflows of $16.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2023 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased raw materials, foundry wafers, finished goods, receipt of strategic last time buy materials, and accommodating requests form certain customers to push-out orders, offset by increases in accrued and other liabilities driven by higher deferred revenue and sales related reserves, including cash collected from customers under our LTSAs. The cash collected from these LTSAs is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these LTSAs to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 2. Net Sales" to our consolidated financial statements). Net cash provided by operating activities was $2.84 billion in fiscal 2022, primarily due to net income of $1.29 billion, adjusted for non-cash and non-operating charges of $1.52 billion and net cash inflows of $34.2 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $599.5 million for fiscal 2023 compared to $477.7 million for fiscal 2022. Fiscal 2023 and fiscal 2022 investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $486.2 million and $370.1 million in fiscal 2023 and fiscal 2022, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in the March 2023 quarter, we have paused most of our factory expansion actions and reduced our planned capital investments for fiscal 2024. We currently intend to invest between $300 million and $400 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $3.10 billion for fiscal 2023 compared to net cash used in financing activities of $2.33 billion for fiscal 2022. Significant transactions affecting our net financing cash flows included:
•in fiscal 2023, $1.47 billion of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and

•in fiscal 2022, $1.38 billion of cash used to pay down certain principal of our debt, including the cash portion of the settlement of our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt and our 2017 Junior Convertible Debt, our Revolving Credit Facility and our 3.922% 2021 Notes, partially funded by the issuance of our senior notes, and
•in fiscal 2023 and fiscal 2022, we paid cash dividends to our stockholders of $695.3 million and $503.8 million, respectively, and
•in fiscal 2023 and fiscal 2022, we repurchased shares of our common stock for $945.8 million and $425.6 million, respectively.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of March 31, 2023, the principal amount of our outstanding indebtedness was $6.47 billion. At March 31, 2023, we had $100.0 million of outstanding borrowings under the Revolving Credit Facility compared to $1.40 billion at March 31, 2022. Our 4.333% 2023 Notes mature on June 1, 2023, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In fiscal 2023, we repurchased approximately 12.9 million shares of our common stock for $945.8 million under this authorization. In fiscal 2022, we repurchased approximately 5.6 million shares of our common stock for $425.6 million under this authorization. As of March 31, 2023, approximately $2.63 billion remained available for repurchases under the program. As of March 31, 2023, we held approximately 32.3 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.74 billion. Cash dividends paid per share were $1.263 and $0.910 during fiscal 2023 and fiscal 2022, respectively. Total dividend payments amounted to $695.3 million and $503.8 million during fiscal 2023 and fiscal 2022, respectively. A quarterly dividend of $0.383 per share was declared on May 4, 2023 and will be paid on June 5, 2023 to stockholders of record as of May 22, 2023. We expect the aggregate cash dividend for the June 2023 quarter to be approximately $209.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 9. Leases", "Note 5. Debt" and "Note 11. Income Taxes" to our consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We may from time to time seek to refinance certain of our outstanding notes or Convertible Debt through issuances of new notes or convertible debt, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We also plan to pursue incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2023, our current and long-term debt totaled $6.47 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $6.37 billion as of March 31, 2023. We have interest rate exposure with respect to the $100.0 million of our variable interest rate debt outstanding under our Revolving Credit Facility as of March 31, 2023. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $0.5 million. We intend to finance the repayment of a portion of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, at which point, changes in interest rates will have a more significant impact on our interest expense. For additional information, refer to "Note 5. Debt" for a summary of our debt obligations by maturity date.

Inflation Risk

Inflation has not had a material adverse impact on our operating results in recent periods. However, if our costs were to continue to become subject to significant inflationary pressures, we may not be able to continue to offset such higher costs through price increases which could adversely impact our operating results.

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

Management assessed our internal control over financial reporting as of March 31, 2023, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2023, which is included on page F-3.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer has entered into a trading plan as contemplated by Rule 10b-5-1 under the Exchange Act and periodic sales of our common stock have occurred and are expected to occur under such plans.

The foregoing disclosure is being made on a voluntary basis and not pursuant to any specific requirement under Form 10‑K, Form 8‑K or otherwise.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2023 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2023 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2023 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2023 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2023 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2023 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2023 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2023 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2023 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2023 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2023 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of March 31, 2023 and 2022	F-4
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2023	F-5
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2023	F-6
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2023	F-7
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2023	F-9
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index, which is incorporated herein by this reference.
(b)         See Item 15(a)(3) above.
(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, as amended effective May 25, 2021	8-K	000-21184	3.1	May 28, 2021

4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A.	8-K	000-21184	4.1	February 11, 2015

4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.1	February 15, 2017

4.3	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association	8-K	000-21184	4.3	February 15, 2017

4.4	Description of Registered Securities	10-K	000-21184	4.4	May 22, 2020

4.5	Senior Secured Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	June 3, 2020

4.6	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	June 3, 2020

4.7	Form of 2.670% Senior Secured Note due 2023 (included in Exhibit 4.1 of 8-K filed on June 3, 2020)	8-K	000-21184	4.3	June 3, 2020

4.8	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2 of 8-K filed on June 3, 2020)	8-K	000-21184	4.4	June 3, 2020

4.9	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.1	December 2, 2020

4.10	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020)	8-K	000-21184	4.2	December 2, 2020

4.11	Senior Secured Notes Indenture, dated as of December 17, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	December 18, 2020

4.12	Form of 0.972% Senior Secured Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 18, 2020)	8-K	000-21184	4.2	December 18, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.13	Senior Secured Notes Indenture, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	May 28, 2021

4.14	Form of 0.983% Senior Secured Note due 2024 (included in Exhibit 4.1 of 8-K filed on May 28, 2021)	8-K	000-21184	4.2	May 28, 2021

10.1	Form of Capped Call Confirmation	8-K	000-21184	10.2	November 20, 2020

10.2	Amended and Restated Guaranty, dated as of May 29, 2018, made by the subsidiaries of Microchip Technology Incorporated party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-21184	10.3	May 29, 2018

10.3	Amended and Restated Credit Agreement, dated as of December 16, 2021, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	December 16, 2021

10.4	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	10-K	000-21184	10.4	May 20, 2022

10.5*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	October 25, 2004

10.6*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.7*	Form of Notice of Stock Option Grant and Stock Option Agreement	10-K	000-21184	10.18	May 30, 2019

10.8*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

10.9*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.10*	Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	January 7, 2020

10.11*	Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)					X

10.12*	Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Updated Ops Matrix)					X

10.13*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.14*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.15*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.16*	Amended and Restated Adoption Agreement to the Microchip Technology Incorporated Supplemental Retirement Plan dated October 8, 2008, as amended December 15, 2008	10-K	000-21184	10.28	May 24, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17*	2004 Equity Incentive Plan, as amended through May 24, 2022	10-Q	000-21184	10.1	August 2, 2022

10.18*	2001 Employee Stock Purchase Plan, as amended through October 12, 2021	10-Q	000-21184	10.2	November 4, 2021

10.19*	1994 International Employee Stock Purchase Plan, as amended through October 12, 2021	10-Q	000-21184	10.3	November 4, 2021

10.20*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-K	000-21184	10.18	May 20, 2022

10.21*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan	10-K	000-21184	10.19	May 20, 2022

10.22*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	November 3, 2022

10.23*	Amended and Restated Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	February 2, 2023

10.24*	Change of Control Severance Agreement (Single Trigger)	8-K	000-21184	10.1	December 18, 2008

10.25*	Change of Control Severance Agreement (Double Trigger)	8-K	000-21184	10.2	December 18, 2008

10.26	Development Agreement dated as of July 17, 1997 by and between Registrant and the City of Tempe, Arizona	10-Q	000-21184	10.2	February 13, 1998

19.1	Insider Trading Policy					X

19.2	Requirements for 10b5-1 Trading Plans					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 25, 2023	By: /s/ Ganesh Moorthy
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 25th day of May, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Ganesh Moorthy	President, Chief Executive Officer, and Director	May 25, 2023
Ganesh Moorthy	(Principal Executive Officer)

/s/ Steve Sanghi	Executive Chair	May 25, 2023
Steve Sanghi

/s/ Matthew W. Chapman	Director	May 25, 2023
Matthew W. Chapman

/s/ Esther L. Johnson	Director	May 25, 2023
Esther L. Johnson

/s/ Karlton D. Johnson	Director	May 25, 2023
Karlton D. Johnson

/s/ Wade F. Meyercord	Director	May 25, 2023
Wade F. Meyercord

/s/ Robert A. Rango	Director	May 25, 2023
Robert A. Rango

/s/ Karen M. Rapp	Director	May 25, 2023
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 25, 2023
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2023

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments in the year ended March 31, 2023 due to the adoption of ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Unrecognized tax benefits

Description of the Matter
As more fully described in Note 11 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and its income tax returns are subject to examination by tax authorities in those jurisdictions that may challenge tax positions taken on these returns. Because the matters challenged by authorities can be complex and subject to interpretation, their ultimate outcome is uncertain. The Company uses significant judgment in (1) determining whether a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2023, the Company recognized accrued liabilities for unrecognized tax benefits associated with various tax positions totaling $848.0 million.

Auditing the recognition and measurement of unrecognized tax benefits was challenging and requires a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals, because interpreting and applying tax laws can be complex.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for unrecognized tax benefits. This included testing controls over management’s review of the technical merits of tax positions, including the process to measure their financial statement impact.

Our audit procedures included, among others, evaluating the judgments the Company made to develop its material tax positions and related unrecognized tax benefit amounts by jurisdiction and testing the completeness and accuracy of the underlying data used by the Company to measure material unrecognized tax benefits. We involved our tax professionals, including international tax, transfer pricing and local professionals located in certain material jurisdictions, who used their knowledge and experience to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated tax opinions or other third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 11 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona
May 25, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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
May 25, 2023

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,
	2023	2022
Cash and cash equivalents	$234.0	$317.4
Short-term investments	—	2.0
Accounts receivable, net	1,305.3	1,072.6
Inventories	1,324.9	854.4
Other current assets	205.1	206.2
Total current assets	3,069.3	2,452.6
Property, plant and equipment, net	1,177.9	967.9
Goodwill	6,673.6	6,673.6
Intangible assets, net	3,369.0	4,043.1
Long-term deferred tax assets	1,623.3	1,797.1
Other assets	457.2	265.2
Total assets	$16,370.3	$16,199.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$396.9	$344.7
Accrued liabilities	1,323.5	1,054.3
Current portion of long-term debt	1,398.2	—
Total current liabilities	3,118.6	1,399.0
Long-term debt	5,041.7	7,687.4
Long-term income tax payable	705.7	704.6
Long-term deferred tax liability	42.7	39.8
Other long-term liabilities	948.0	473.9
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,623 shares issued and 545,459,814 shares outstanding at March 31, 2023; 577,805,396 shares issued and 554,500,524 shares outstanding at March 31, 2022	0.5	0.6
Additional paid-in capital	2,413.3	2,535.9
Common stock held in treasury: 32,345,809 shares at March 31, 2023; 23,304,872 shares at March 31, 2022	(1,660.2)	(796.3)
Accumulated other comprehensive loss	(4.1)	(20.6)
Retained earnings	5,764.1	4,175.2
Total stockholders' equity	6,513.6	5,894.8
Total liabilities and stockholders' equity	$16,370.3	$16,199.5

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net sales	$8,438.7	$6,820.9	$5,438.4
Cost of sales	2,740.8	2,371.3	2,059.6
Gross profit	5,697.9	4,449.6	3,378.8

Research and development	1,118.3	989.1	836.4
Selling, general and administrative	797.7	718.9	610.3
Amortization of acquired intangible assets	669.9	862.5	932.3
Special (income) charges and other, net	(4.0)	29.5	1.7
Operating expenses	2,581.9	2,600.0	2,380.7

Operating income	3,116.0	1,849.6	998.1

Interest income	2.1	0.5	1.7
Interest expense	(203.9)	(257.0)	(356.9)
Loss on settlement of debt	(8.3)	(113.4)	(299.6)
Other income (loss), net	3.8	2.8	(3.8)
Income before income taxes	2,909.7	1,482.5	339.5
Income tax provision (benefit)	672.0	197.0	(9.9)
Net income	$2,237.7	$1,285.5	$349.4

Basic net income per common share	$4.07	$2.33	$0.67
Diluted net income per common share	$4.02	$2.27	$0.65
Dividends declared per common share	$1.263	$0.910	$0.747
Basic common shares outstanding	550.4	552.3	519.2
Diluted common shares outstanding	557.3	565.9	541.2

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$2,237.7	$1,285.5	$349.4
Components of other comprehensive income (loss):
Defined benefit plans:
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	16.6	7.8	(8.3)
Change in net foreign currency translation adjustment	(0.1)	(2.2)	3.7
Other comprehensive income (loss), net of tax effect	16.5	5.6	(4.6)
Comprehensive income	$2,254.2	$1,291.1	$344.8

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$2,237.7	$1,285.5	$349.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	998.4	1,143.5	1,153.3
Deferred income taxes	205.5	7.9	(138.9)
Share-based compensation expense related to equity incentive plans	170.4	210.2	198.3
Loss on settlement of debt	8.3	113.4	299.6
Amortization of debt discount	7.2	44.9	71.1
Amortization of debt issuance costs	9.5	11.5	17.1
Impairment of intangible assets	1.8	3.0	—
Other non-cash adjustment	(1.8)	(11.4)	(6.4)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(232.7)	(74.9)	(63.7)
(Increase) decrease in inventories	(483.2)	(177.8)	18.4
Increase in accounts payable and accrued liabilities	323.4	192.7	17.6
Change in other assets and liabilities	404.5	79.4	(16.7)
Change in income tax payable	(28.0)	14.8	17.4
Net cash provided by operating activities	3,621.0	2,842.7	1,916.5
Cash flows from investing activities:
Proceeds from sales of assets	0.9	14.1	8.3
Investments in other assets	(114.2)	(121.7)	(89.0)
Capital expenditures	(486.2)	(370.1)	(92.6)
Net cash used in investing activities	(599.5)	(477.7)	(173.3)
Cash flows from financing activities: (1)
Proceeds from borrowings on Revolving Credit Facility	5,935.0	4,176.0	3,966.0
Repayments of Revolving Credit Facility	(7,234.1)	(5,123.5)	(4,007.9)
Proceeds from issuance of senior notes	—	997.0	3,577.8
Repayment of senior notes	—	(1,000.0)	—
Repayment of Bridge Loan Facility	—	—	(615.0)
Repayments of Term Loan Facility	—	—	(1,723.5)
Payments on settlement of convertible debt	(170.4)	(424.7)	(2,611.4)
Deferred financing costs	—	(8.5)	(21.2)
Purchase of capped call options	—	—	(35.8)
Proceeds from sale of common stock	82.3	70.5	60.3
Tax payments related to shares withheld for vested RSUs	(75.8)	(84.2)	(64.6)
Repurchase of common stock	(945.8)	(425.6)	—
Payment of cash dividends	(695.3)	(503.8)	(388.3)
Capital lease payments	(0.8)	(0.8)	(0.6)
Net cash used in financing activities	(3,104.9)	(2,327.6)	(1,864.2)
Net (decrease) increase in cash and cash equivalents	(83.4)	37.4	(121.0)
Cash and cash equivalents, and restricted cash at beginning of period	317.4	280.0	401.0
Cash and cash equivalents, and restricted cash at end of period	$234.0	$317.4	$280.0

Supplemental disclosure of cash flow information:
Non-cash activities:
ROU assets obtained in exchange of lease liabilities	$38.4	$27.5	$65.6
Cash paid for:

	Fiscal Year Ended March 31,
	2023	2022	2021
Interest	$181.5	$207.8	$265.4
Income taxes	$482.6	$141.4	$87.3
Operating lease payments in operating cash flows	$39.7	$45.7	$47.4
(1) During the fiscal year ended March 31, 2021, the Company completed the December 2020 settlement of $1,086.5 million principal amount of convertible debt in exchange for $428.9 million in cash, 8.4 million shares of common stock and $665.5 million principal amount of 2020 Senior Convertible Debt. Refer to Note 5 for further information.

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2020	516.8	$2,675.3	26.1	$(500.6)	$(21.6)	$3,432.4	$5,585.5
Net income	—	—	—	—	—	349.4	349.4
Other comprehensive loss	—	—	—	—	(4.6)	—	(4.6)
Proceeds from sales of common stock through employee equity incentive plans	5.4	60.3	—	—	—	—	60.3
RSU and SAR withholdings	(1.2)	(64.6)	—	—	—	—	(64.6)
Treasury stock used for new issuances	(4.2)	(66.8)	(4.2)	66.8	—	—	—
Shares issued to settle convertible debt	52.2	3,171.1	—	—	—	—	3,171.1
Settlement of convertible debt	—	(3,622.1)	—	—	—	—	(3,622.1)
Purchase of capped call options	—	(35.8)	—	—	—	—	(35.8)
Issuance of 2020 Senior Convertible Debt	—	87.7	—	—	—	—	87.7
Share-based compensation	—	198.5	—	—	—	—	198.5
Cash dividend	—	—	—	—	—	(388.3)	(388.3)
Balance at March 31, 2021	569.0	2,403.6	21.9	(433.8)	(26.2)	3,393.5	5,337.1
Net income	—	—	—	—	—	1,285.5	1,285.5
Other comprehensive income	—	—	—	—	5.6	—	5.6
Proceeds from sales of common stock through employee equity incentive plans	5.4	70.5	—	—	—	—	70.5
RSU and SAR withholdings	(1.2)	(84.2)	—	—	—	—	(84.2)
Treasury stock used for new issuances	(4.2)	(63.1)	(4.2)	63.1	—	—	—
Repurchase of common stock	—	—	5.6	(425.6)	—	—	(425.6)
Shares issued to settle convertible debt	8.8	670.7	—	—	—	—	670.7
Settlement of convertible debt	—	(668.5)	—	—	—	—	(668.5)
Share-based compensation	—	207.5	—	—	—	—	207.5
Cash dividend	—	—	—	—	—	(503.8)	(503.8)
Balance at March 31, 2022	577.8	2,536.5	23.3	(796.3)	(20.6)	4,175.2	5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	2,237.7	2,237.7
Other comprehensive income	—	—	—	—	16.5	—	16.5
Proceeds from sales of common stock through employee equity incentive plans	4.9	82.3	—	—	—	—	82.3
RSU and SAR withholdings	(1.0)	(75.8)	—	—	—	—	(75.8)
Treasury stock used for new issuances	(3.9)	(81.9)	(3.9)	81.9	—	—	—
Repurchase of common stock	—	—	12.9	(945.8)	—	—	(945.8)
Settlement of convertible debt	—	(91.1)	—	—	—	—	(91.1)
Share-based compensation	—	172.1	—	—	—	—	172.1
Cash dividend	—	—	—	—	—	(695.3)	(695.3)
Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Nature of Business

Microchip Technology Incorporated (Microchip or the Company) develops, manufactures and sells smart, connected and secure embedded control solutions used by its customers for a wide variety of applications. The Company provides cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed-signal integration, and ease of development, thus enabling timely and cost-effective integration of the Company's solutions by its customers in their end products.

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

The Company entered into LTSAs with certain of its customers that purchase through distributors or directly from the Company. Under these LTSAs, the Company receives an upfront deposit and minimum purchase commitments from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer meets the minimum purchase commitments defined in the contract, the Company returns the deposit to the customer. If not, the Company may retain all, or a portion of the deposit which will be recognized as revenue as the remaining performance obligations under the LTSAs are satisfied. The upfront deposits collected by the Company are recorded as deferred revenue in accrued liabilities or other long-term liabilities depending on the expected timing of the satisfaction of the underlying performance obligations.

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

Foreign Currency Translation

Substantially all of the Company's foreign subsidiaries are considered to be extensions of the U.S. company and any translation gains and losses related to these subsidiaries are included in other income (loss), net in the consolidated statements of income.  As the U.S. dollar is utilized as the functional currency, gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are also included in income.  For fiscal 2023, 2022 and 2021, certain foreign subsidiaries acquired as part of the Company's acquisition activities had the local currency as the functional currency.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to record its income taxes in each of the jurisdictions in which it operates. This process involves determining its actual current tax exposure together with assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. The Company provided valuation allowances for certain of its deferred tax assets where it is more likely than not that some portion, or all of such assets, will not be realized.

Various taxing authorities in the U.S. and other countries in which the Company does business scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2023, various jurisdictions finalized their audits for certain periods. The close of these audits did not have a material adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions for other periods. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model related to the valuation of uncertain tax positions requires the Company to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if the Company believes the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where it has a long history of the taxing authority not performing an exam or overlooking an issue.  The Company will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable law.  Due to the inherent uncertainty in the estimation process and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

Beginning in fiscal 2023, the TCJA eliminates the option to currently deduct R&D costs in the year incurred for tax purposes and requires that all U.S. and non-U.S. based R&D expenditures be capitalized and amortized over a five-year and fifteen-year period, respectively. Although it is possible that the U.S. Congress may defer, modify, or repeal this provision, potentially with retroactive effect, the Company has no assurance that the U.S. Congress will take any action with respect to this provision. Absent any changes to the legislation, cash taxes are expected to increase for several years. The increase to the cash taxes is not expected to have an adverse effect to the Company’s liquidity. The actual impact on cash generated from operations will depend on the amount of R&D costs incurred by the Company, on whether the U.S. Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Department of the Treasury, among other factors.

Cash and Cash Equivalents

All highly liquid investments, including marketable securities with an original maturity to the Company of three months or less when acquired are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory costs generally consist of material, labor, depreciation and overhead costs. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of obsolescence, the Company evaluates projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and writes down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

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

Debt

The Company presents short-term debt obligations, which include debt obligations with a contractual maturity within 12 months of the balance sheet date and Convertible Debt that is convertible as of the balance sheet date, as long-term debt on the consolidated balance sheets when the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such debt on a long-term basis. Discounts and issuance costs directly related to the issuance of debt are amortized over the term as interest expense under the effective interest rate method or on a straight-line basis in the case of the Company's Revolving Credit Facility.

After the adoption of ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity, on April 1, 2022, the Company accounts for its Convertible Debt as a single liability with no separate accounting for embedded conversion features. The Company accounts for privately negotiated settlements of its Convertible Debt as induced conversions, resulting in an inducement loss measured as the difference between the fair value of the consideration transferred and the fair value of the original terms of the instrument on the acceptance date. The remaining consideration transferred, after reducing the carrying amount of the Convertible Debt, is recorded as a reduction to additional paid-in-capital on the Company’s consolidated balance sheets. Prior to conversion of its Convertible Debt, the Company includes, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.

Prior to the adoption of ASU 2020-06, the Company separately accounted for the liability and equity components of its Convertible Debt by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This resulted in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of income. Upon settlement of Convertible Debt instruments, the Company allocated the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. The difference between the consideration allocated to the liability component and the net carrying value of the liability component was recognized as an extinguishment loss or gain. The remaining settlement consideration was allocated to the equity component and recognized as a reduction of additional paid-in capital in the Company's consolidated balance sheets. In addition, if the terms of the settlement were different from the contractual terms of the original instrument, the Company recognized an inducement loss, which was measured as the difference between the fair value of the original terms of the instrument and the fair value of the settlement terms. The Company included the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding Convertible Debt under the treasury stock method as it had the intent and had adopted an accounting policy to settle the principal amount of its Convertible Debt in cash. This method resulted in incremental dilutive shares when the average price of the Company's common stock for a reporting period exceeded the conversion prices per share.

For a discussion of the financial statement impact related to the adoption of ASU 2020-06, refer to "Recently Adopted Accounting Pronouncements".

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2023, the Company has never recorded a goodwill impairment charge. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Government Incentives

The Company receives government incentives for qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records capital-related grants as a reduction to property, plant and equipment within the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the corresponding asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. As of March 31, 2023, the Company recorded $81.0 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $75.0 million within other assets and $6.0 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. The Company recognized an immaterial benefit for operating grants in fiscal 2023.

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and RSUs have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees and also grants market-based and performance-based awards to executive officers and employees.  The Company also has employee stock purchase plans for eligible employees. The Company estimates the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility. Share-based compensation cost for RSUs with a service condition or performance-based awards is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line attribution method over the requisite service periods, with forfeitures recognized as they occur. Share-based compensation cost for performance-based awards is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassess the probability of the performance condition at each reporting period and a cumulative catch-up adjustment is recorded to share-based compensation cost for any change in the probability assessment. If there are any modifications of the underlying unvested securities, the Company may be required to accelerate or increase any remaining unearned share-based compensation expense.

Treasury Shares

From time to time, the Company repurchases shares of its common stock in the open market or in privately negotiated transactions. Shares repurchased are recorded at cost, inclusive of fees, commissions, taxes and other expenses. Treasury shares are re-issued on a first-in, first-out basis to fund share issuance requirements under the Company's equity incentive plans.

Concentrations of Credit Risk

The Company is subject to counterparty risks from financial institutions and customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in excess of federally insured limits and accounts receivables. The Company manages credit risk exposure for cash deposits by limiting counterparties to high-grade financial institutions. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit.

Distributor advances in the consolidated balance sheets, totaled $293.6 million and $170.0 million at March 31, 2023 and March 31, 2022, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  The Company estimates these advances based on a negotiated percentage of the amount of inventory held by the distributor.  Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time.

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

In the semiconductor products segment, the Company designs, develops, manufactures and markets mixed-signal microcontrollers, development tools and analog, interface, mixed-signal, timing, wired and wireless connectivity devices, and memory products. Under the leadership of the CODM, the Company is structured and organized around standardized roles and responsibilities based on product groups and functional activities. The Company's product groups are responsible for product research, design and development. The Company's functional activities include sales, marketing, manufacturing, information technology, human resources, legal and finance.

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

Subsequent Events

The Company evaluated events after March 31, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recently Adopted Accounting Pronouncements

On April 1, 2022, the Company adopted ASU 2020-06, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments are reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted the standard under the modified retrospective transition method for fiscal 2023. The adoption of this standard resulted in an increase of $105.8 million to the Company's Convertible Debt, to reflect the full principal amount of the Convertible Debt outstanding net of issuance costs, a reduction to additional paid-in capital of $128.3 million, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the Convertible Debt, a decrease to deferred tax liabilities, and a cumulative-effect adjustment of $46.5 million, net of estimated income tax effects, to increase the opening balance of retained earnings as of April 1, 2022. The required use of the if-converted method in calculating diluted earnings per share did not increase the number of potentially dilutive shares in fiscal 2023 as the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt on April 1, 2022.

In November 2021, the FASB issued ASU 2021-10-Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance which aims at increasing the transparency of government assistance received by most business entities. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. The Company adopted this standard in fiscal 2023 (see "Government Incentives" for further information).

Note 2. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Mixed-signal microcontrollers	$4,755.7	$3,814.8	$2,961.0
Analog	2,376.9	1,939.1	1,519.8
Other	1,306.1	1,067.0	957.6
Total net sales	$8,438.7	$6,820.9	$5,438.4

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Distributors	$3,993.6	$3,248.7	$2,737.4
Direct customers	4,284.1	3,450.2	2,598.1
Licensees	161.0	122.0	102.9
Total net sales	$8,438.7	$6,820.9	$5,438.4

Distributors are customers that buy products with the intention of reselling them. Distributors generally have a distributor agreement with the Company to govern the terms of the relationship. Direct customers are non-distributor customers, which generally do not have a master sales agreement with the Company. The Company's direct customers primarily consist of OEMs and, to a lesser extent, contract manufacturers. Licensees are customers of the Company's technology licensing segment, which include purchasers of intellectual property and customers that have licensing agreements to use the Company's SuperFlash® embedded flash technology. All of the customer types listed in the table above are included in the Company's semiconductor product segment with the exception of licensees, which is included in the technology licensing segment.

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

The consideration received from customers is fixed, with the exception of consideration from certain distributors and customers under LTSAs. Certain of the Company's distributors are granted price concessions and return rights, which result in variable consideration. The amount of revenue recognized for sales to these certain distributors is adjusted for estimates of the price concessions and return rights that are expected to be claimed. These estimates are based on the recent history of price concessions and stock rotations which are recorded as refund liabilities within accrued liabilities on the Company's consolidated balance sheets.

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of March 31, 2023, the Company had approximately $757.7 million of deferred revenue in the semiconductor product segment, of which $121.4 million is included within accrued liabilities and the remaining $636.3 million is included within other long-term liabilities on the Company's consolidated balance sheet. As of March 31, 2022, the Company had approximately $117.6 million of deferred revenue in the semiconductor product segment, of which $73.2 million is included within accrued liabilities and the remaining $44.4 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $73.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2022, was recognized as revenue during fiscal 2023. This amount was immaterial for each of fiscal 2022 and fiscal 2021.

Of the $757.7 million of deferred revenue as of March 31, 2023, $674.7 million is cash collected from customers under the LTSAs of which $57.5 million is included within accrued liabilities and $617.2 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining performance obligations for the LTSAs were approximately $4.18 billion as of March 31, 2023, of which approximately 15% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain challenges. The remaining $83.0 million of deferred revenue as of March 31, 2023 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $83.0 million will be recognized as net sales within the next 12 months.

In addition to the LTSAs, a portion of the Company's non-LTSA customer contracts contain firmly committed orders beyond 12 months at the time of order. The transaction price for these orders with remaining performance obligations as of March 31, 2023 for orders with initial durations in excess of 12 months approximates 55% of fiscal 2023 net sales, of which approximately 85% is expected to be recognized over the next 12 months. The amount and timing of such net sales is inherently uncertain because the ultimate transaction prices will be affected by variable consideration which is subject to change based upon market conditions at the time of the sale, contract modifications, and manufacturing and supply chain challenges. Accordingly, the amount may not be indicative of net sales in future periods.

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company's technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore no contract liabilities are recorded. The Company generally does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 8 for the opening and closing balances of the Company's receivables.

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

The following table represents net sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31,
	2023		2022		2021
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$8,277.7	$5,536.9	$6,698.9	$4,327.6	$5,335.5	$3,275.9
Technology licensing	161.0	161.0	122.0	122.0	102.9	102.9
Total	$8,438.7	$5,697.9	$6,820.9	$4,449.6	$5,438.4	$3,378.8

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

	March 31,
	2023	2022
United States	$793.4	$595.5
Thailand	179.4	207.9
Various other countries	359.1	317.8
Total long-lived assets	$1,331.9	$1,121.2

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 78% of consolidated net sales for each of fiscal 2023 and fiscal 2022 and approximately 77% of consolidated net sales for fiscal 2021. Sales to customers in Europe represented approximately 21%, 20% and 19% of consolidated net sales for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.  Sales to customers in Asia represented approximately 53% of consolidated net sales for fiscal 2023 and approximately 55% of consolidated net sales for each of fiscal 2022 and fiscal 2021.  Within Asia, sales into China represented approximately 21% of consolidated net sales for fiscal 2023 and approximately 22% of consolidated net sales for each of fiscal 2022 and fiscal 2021. Sales into Taiwan represented approximately 14%, 15% and 16% of consolidated net sales for fiscal 2023, 2022 and 2021, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 11% of net sales in fiscal 2023, no other distributor or direct customer accounted for more than 10% of net sales in each of fiscal 2023, fiscal 2022 and fiscal 2021.

Note 4. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$2,237.7	$1,285.5	$349.4
Basic weighted average common shares outstanding	550.4	552.3	519.2
Dilutive effect of stock options and RSUs	5.2	7.1	7.0
Dilutive effect of 2015 Senior Convertible Debt	0.6	2.6	9.4
Dilutive effect of 2017 Senior Convertible Debt	1.0	3.1	3.4
Dilutive effect of 2017 Junior Convertible Debt	0.1	0.8	2.2
Diluted weighted average common shares outstanding	557.3	565.9	541.2
Basic net income per common share	$4.07	$2.33	$0.67
Diluted net income per common share	$4.02	$2.27	$0.65

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding RSUs. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method beginning April 1, 2022 due to the adoption of ASU 2020-06 (see Note 1 for details on adoption of ASU 2020-06). The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 5 for details on the Convertible Debt):

	Fiscal Year Ended March 31,
	2023	2022	2021
2015 Senior Convertible Debt	$29.58	$30.10	$30.45
2017 Senior Convertible Debt	$46.14	$46.93	$47.48
2020 Senior Convertible Debt	$92.82	$93.34	$93.43
2017 Junior Convertible Debt	$45.32	$46.10	$46.65

Note 5. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate	March 31,

			2023	2022
Revolving Credit Facility			$100.0	$1,399.1
4.333% 2023 Notes(1)	4.333%	4.7%	1,000.0	1,000.0
2.670% 2023 Notes(1)	2.670%	2.8%	1,000.0	1,000.0
0.972% 2024 Notes(1)	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes(1)	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes(1)	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness(2)			5,700.0	6,999.1
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	12.4	34.4
2017 Senior Convertible Debt	1.625%	1.8%	82.2	128.1
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	6.5	10.1
Total Convertible Debt			766.6	838.1

Gross long-term debt including current maturities			6,466.6	7,837.2
Less: Debt discount(3)			(10.4)	(124.6)
Less: Debt issuance costs(4)			(16.3)	(25.2)
Net long-term debt including current maturities			6,439.9	7,687.4
Less: Current maturities(5)			(1,398.2)	—
Net long-term debt			$5,041.7	$7,687.4

(1) The 4.333% 2023 Notes mature on June 1, 2023 and interest accrues at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 2.670% 2023 Notes mature on September 1, 2023 and interest accrues at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 0.972% 2024 Notes mature on February 15, 2024 and interest accrues at a rate of 0.972% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 0.983% 2024 Notes mature on September 1,

2024, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.
(2) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt. Prior to the December 2021 amendment, these debt obligations, with the exception of the 4.250% 2025 Notes, were senior secured debt.
(3) The unamortized discount consists of the following (in millions):

	March 31,
	2023	2022
4.333% 2023 Notes	(0.2)	(1.3)
2.670% 2023 Notes	(0.4)	(1.3)
0.972% 2024 Notes	(1.2)	(2.5)
0.983% 2024 Notes	(1.3)	(2.2)
4.250% 2025 Notes	(7.3)	(10.2)
2015 Senior Convertible Debt	—	(3.7)
2017 Senior Convertible Debt	—	(23.4)
2020 Senior Convertible Debt	—	(75.3)
2017 Junior Convertible Debt	—	(4.7)
Total unamortized discount	$(10.4)	$(124.6)

As of April 1, 2022, the unamortized debt discount of the Convertible Debt was eliminated upon the Company's adoption of ASU 2020-06 (see Note 1 for further information).

(4) Debt issuance costs consist of the following (in millions):

	March 31,
	2023	2022
Revolving Credit Facility	$(8.6)	$(10.6)
4.333% 2023 Notes	(0.4)	(2.9)
2.670% 2023 Notes	(0.2)	(0.8)
0.972% 2024 Notes	(0.6)	(1.3)
0.983% 2024 Notes	(0.8)	(1.4)
4.250% 2025 Notes	(0.9)	(1.3)
2015 Senior Convertible Debt	—	(0.1)
2017 Senior Convertible Debt	(0.4)	(0.6)
2020 Senior Convertible Debt	(4.4)	(6.2)
Total debt issuance costs	$(16.3)	$(25.2)

(5) As of March 31, 2023, current maturities consisted of the 0.972% 2024 Notes which mature on February 15, 2024. As of March 31, 2023, the 2.670% 2023 Notes, which mature on September 1, 2023, and the 4.333% 2023 Notes, which mature on June 1, 2023, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2023, and March 31, 2022, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were convertible and were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of March 31, 2023, are as follows (in millions):

Fiscal year ending March 31,	Amount
2024	$3,400.0
2025	1,677.9
2026	1,200.0
2027	182.2
2028	—
Thereafter	6.5
Total	$6,466.6

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

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below). On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. See Note 1 for further information.

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2023
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.0221	$29.39	17.0128	47.6300
2017 Senior Convertible Debt(1)	21.8163	$45.84	10.9089	31.0884
2020 Senior Convertible Debt(1)	10.8048	$92.55	—	15.1267
2017 Junior Convertible Debt(1)	22.2061	$45.03	11.1042	31.0884

(1) As of March 31, 2023, the 2020 Senior Convertible Debt was not convertible. As of March 31, 2023, the holders of each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt have the right to convert their notes between April 1, 2023 and June 30, 2023 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended March 31, 2023. As of March 31, 2023, the adjusted conversion rate for the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt would be increased to 45.0663 shares of common stock, 26.7568 shares of common stock, and 27.3417 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $83.78 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of March 31, 2023, each of the 2015 Senior Convertible Debt, 2017 Senior Convertible Debt, and 2017 Junior Convertible Debt had a conversion value in excess of par of $34.5 million, $102.1 million, and $8.4 million, respectively.

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

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Debt issuance cost amortization	$6.8	$9.1	$14.7
Debt discount amortization	7.2	7.0	6.6
Interest expense	179.3	187.1	227.4
Total interest expense on Senior Indebtedness	193.3	203.2	248.7
Debt issuance cost amortization	2.7	2.4	2.4
Debt discount amortization	—	37.9	64.5
Coupon interest expense	2.9	8.1	37.6
Total interest expense on Convertible Debt	5.6	48.4	104.5
Other interest expense	5.0	5.4	3.7
Total interest expense	$203.9	$257.0	$356.9

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
August 2022(3)
2015 Senior Convertible Debt	$22.0	$67.7	—	—	$67.7	—	—	$1.3
2017 Senior Convertible Debt	$14.9	$29.2	—	—	$29.2	—	—	$0.8
May 2022(3)
2017 Senior Convertible Debt	$31.0	$65.3	—	—	$65.3	—	—	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	—	—	$8.2	—	—	$0.3
February 2022(3)
2017 Senior Convertible Debt	$64.9	$64.9	$74.6	—	$139.5	$60.0	$75.5	$11.8
December 2021
2015 Senior Convertible Debt(3)	$36.6	$36.6	$103.9	—	$140.5	$36.2	$104.2	$4.1
2017 Senior Convertible Debt(3)	$39.7	$39.7	$61.4	—	$101.1	$37.4	$63.0	$6.3
2017 Junior Convertible Debt(3)	$19.9	$19.9	$31.6	—	$51.5	$15.7	$35.9	$5.1
Revolving Credit Facility(4)	—	—	—	—	—	—	—	$0.6
August 2021(5)
2015 Senior Convertible Debt	$70.4	$70.4	$159.9	—	$230.3	$71.0	$158.9	$10.6
2017 Senior Convertible Debt	$100.7	$100.7	$123.5	—	$224.2	$100.0	$113.0	$31.5
2017 Junior Convertible Debt	$92.5	$92.5	$115.8	—	$208.3	$87.7	$116.6	$43.1
June 2021(6)
3.922% 2021 Notes	$1,000.0	$1,000.0	—	—	$1,000.0	—	—	$0.3
February 2021(5)
2015 Senior Convertible Debt	$81.0	$81.0	$206.5	—	$287.5	$79.2	$208.1	$10.7
2017 Senior Convertible Debt	$122.2	$122.2	$166.4	—	$288.6	$115.9	$168.2	$25.5

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
2017 Junior Convertible Debt	$156.0	$156.0	$217.9	—	$373.9	$129.8	$243.9	$49.4
December 2020(7)
2015 Senior Convertible Debt	$90.0	$48.5	$221.0	—	$269.5	$79.4	$184.5	$9.4
2017 Senior Convertible Debt	$588.8	$155.4	$408.7	$601.5	$1,165.6	$486.7	$655.3	$57.0
2017 Junior Convertible Debt	$407.7	$225.0	$530.4	$64.0	$819.4	$246.3	$547.1	$62.8
Term Loan Facility	$1,705.7	$1,705.7	—	—	$1,705.7	—	—	$12.9
August 2020(5)
2015 Senior Convertible Debt	$414.3	$414.3	$547.6	—	$961.9	$351.7	$592.3	$25.0
2017 Senior Convertible Debt	$381.8	$381.8	$221.1	—	$602.9	$299.0	$292.2	$20.1
June 2020(8)
2015 Senior Convertible Debt	$383.3	$383.3	$405.1	—	$788.4	$314.4	$464.4	$7.8
2017 Senior Convertible Debt	$643.9	$643.9	$246.4	—	$890.3	$481.0	$390.9	$13.7
Term Loan Facility	$17.8	$17.8	$—	—	$17.8	—	—	—
Bridge Loan Facility	$615.0	$615.0	$—	—	$615.0	—	—	$5.3

(1) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.
(2) Prior to adoption of ASU 2020-06, the total consideration for the convertible debt settlements was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement.
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

In December 2020, in connection with the issuance of the 2020 Senior Convertible Debt, the Company incurred issuance costs of $10.8 million. Interest on the 2020 Senior Convertible Debt is payable semi-annually in arrears on May 15 and November 15 of each year. In connection with the issuance of the 2020 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $35.8 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company’s common stock initially underlying the 2020 Senior Convertible Debt. Upon conversion of the 2020 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap strike price of $116.79 per share which would reduce the potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount of converted notes. Upon conversion of the 2020 Senior Convertible Debt, there will be no economic dilution from the notes until the average market price of the Company’s common stock exceeds the cap price of $116.79 per share, as the exercise of the capped call options will offset any dilution from the 2020 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

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

Each indenture governing the applicable series of Senior Notes contains certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. These covenants are subject to a number of limitations and exceptions set forth in the indenture governing the applicable series of Senior Notes.

Each series of Senior Notes is guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligations under the Credit Agreement and under the Company’s existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Credit Agreement is required to guarantee each series of Senior Notes.

Senior Credit Facilities

In December 2021, the Company amended and restated the Credit Agreement in its entirety. In connection therewith, the collateral securing the Credit Agreement prior to such amendment and restatement was released. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits the Company, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million.

The revolving loans bear interest, at the Company’s option, at the base rate plus a spread of 0.125% to 0.50%, an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling) plus a spread of 1.125% to 1.50%, or an adjusted term SOFR or adjusted EURIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.125% to 1.50%, in each case, with such spread being determined based on the credit ratings for certain of the Company’s senior, unsecured debt. The base rate means the highest of the prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted term SOFR rate for a one-month interest period plus a margin equal to 1.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted term SOFR or adjusted EURIBOR rates.

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2023, the Company was in compliance with these financial covenants.

Note 6. Fair Value of Financial Instruments

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at March 31, 2023 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at March 31, 2023 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2023		2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$91.4	$100.0	$1,388.5	$1,399.1
4.333% 2023 Notes	999.4	997.1	995.8	1,017.1
2.670% 2023 Notes	999.4	985.4	997.9	997.7
0.972% 2024 Notes	1,398.2	1,337.6	1,396.2	1,343.9
0.983% 2024 Notes	997.9	941.9	996.4	946.3
4.250% 2025 Notes	1,191.8	1,176.0	1,188.5	1,213.6
2015 Senior Convertible Debt	12.4	41.8	30.6	115.4
2017 Senior Convertible Debt	81.8	189.6	104.1	285.6
2020 Senior Convertible Debt	661.1	732.1	584.0	765.5
2017 Junior Convertible Debt	6.5	14.5	5.4	21.7
Total	$6,439.9	$6,516.0	$7,687.4	$8,105.9

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 5 for further information).

Note 7. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,296.2	$(4,103.4)	$3,192.8
Customer-related	199.8	(128.0)	71.8
In-process research and development	5.7	—	5.7
Software licenses	211.7	(113.0)	98.7
Distribution rights and other	0.3	(0.3)	—
Total	$7,713.7	$(4,344.7)	$3,369.0

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,390.2	$(3,571.5)	$3,818.7
Customer-related	200.3	(112.4)	87.9
In-process research and development	6.4	—	6.4
Software licenses	191.2	(61.2)	130.0
Distribution rights and other	0.4	(0.3)	0.1
Total	$7,788.5	$(3,745.4)	$4,043.1

The following is an expected amortization schedule for the intangible assets for fiscal 2024 through fiscal 2028, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2024	$674.9
2025	$540.6
2026	$469.9
2027	$380.8
2028	$296.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Amortization expense charged to cost of sales	$15.8	$12.4	$9.4
Amortization expense charged to operating expense	737.9	922.0	983.3
Total amortization expense	$753.7	$934.4	$992.7

The Company recognized impairment charges of $1.8 million in fiscal 2023 and $3.0 million in fiscal 2022. There were no impairment charges in fiscal 2021.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2021	$6,651.4	$19.2
Additions	3.0	—
Balance at March 31, 2022	$6,654.4	$19.2
Additions	—	—
Balance at March 31, 2023	$6,654.4	$19.2

At March 31, 2023, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through March 31, 2023, the Company has never recorded a goodwill impairment charge.

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2023	2022
Trade accounts receivable	$1,300.4	$1,069.5
Other	13.5	9.3
Total accounts receivable, gross	1,313.9	1,078.8
Less: allowance for expected credit losses	8.6	6.2
Total accounts receivable, net	$1,305.3	$1,072.6

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $775.0 million and $485.5 million during fiscal 2023 and fiscal 2022, respectively. Factoring fees for the sales of receivables were recorded in other income (loss), net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of March 31, 2023, and 2022.

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2023	2022
Raw materials	$192.6	$163.0
Work in process	809.8	482.8
Finished goods	322.5	208.6
Total inventories	$1,324.9	$854.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2023	2022
Land	$89.3	$88.2
Building and building improvements	716.4	674.4
Machinery and equipment	2,669.1	2,471.6
Projects in process	354.3	182.4
Total property, plant and equipment, gross	3,829.1	3,416.6
Less: accumulated depreciation and amortization	2,651.2	2,448.7
Total property, plant and equipment, net	$1,177.9	$967.9

Depreciation expense attributed to property, plant and equipment was $244.7 million, $209.1 million and $160.6 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. The increases in depreciation expense in the fiscal years ended March 31, 2023, and March 31, 2022, includes the impact of current production levels, manufacturing expansion activities and moving and repurposing floor space and equipment. As of March 31, 2023, the Company recorded $81.0 million of investment tax credits for qualifying capital expenditures under the CHIPS Act as a reduction to property, plant and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For the three years ended March 31, 2023, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2023	2022
Accrued compensation and benefits	$193.5	$213.7
Income taxes payable	106.2	121.5
Deferred revenue	121.4	73.2
Sales related reserves	536.1	334.9
Current portion of lease liabilities	31.5	33.8
Accrued expenses and other liabilities	334.8	277.2
Total accrued liabilities	$1,323.5	$1,054.3

Note 9. Leases

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

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2023	2022
Other assets:
ROU assets	$154.0	$153.3
Total lease assets	$154.0	$153.3
Accrued liabilities:
Current portion of lease liabilities	$31.5	$33.8
Other long-term liabilities:
Non-current portion of lease liabilities	128.6	128.9
Total lease liabilities	$160.1	$162.7

The following table presents the maturities of lease liabilities as of March 31, 2023 (in millions):

Fiscal year ending March 31,	Operating Leases
2024	$40.9
2025	35.0
2026	31.7
2027	25.9
2028	18.0
Thereafter	38.5
Total lease payments	190.0
Less: Imputed lease interests	29.9
Total lease liabilities	$160.1

The Company's weighted-average remaining lease-term and weighted-average discount rate at March 31, 2023 are as follows:

Weighted average remaining lease-term (years)	6.08
Weighted average discount rate	4.35%

The details of the Company's total lease expense are as follows (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating lease expense	$56.6	$58.4	$63.1

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of March 31, 2023, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2024	$827.7
2025	149.5
2026	128.3
2027	117.8
2028	103.7
Thereafter	216.9
Total	$1,543.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $179.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2023, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matter:

Derivative Litigation. On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389. The Company is named as a nominal defendant. The complaint generally alleges that defendants breached their fiduciary duties by, among other things, purportedly failing to conduct adequate due diligence regarding Microsemi prior to its acquisition, misrepresenting the Company’s business prospects and health, and engaging in improper practices, and further alleges that certain defendants engaged in insider trading. The complaint asserts causes of action for breach of fiduciary duty, waste, and unjust enrichment and seeks unspecified monetary damages, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. An amended complaint was filed on February 28, 2020, and a second amended complaint was filed on July 27, 2020. The Company’s Audit Committee filed a motion to dismiss. On April 4, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. On August 5, 2021, a second shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Dutrisac v. Sanghi, et al., Case No. CV2021-012459. The Company is named as a nominal defendant. The complaint asserts substantially the same allegations as those in the Reid case. The complaint asserts causes of action for breaches of fiduciary duty, insider selling, unjust enrichment, waste of corporate assets, indemnification, and contribution and seeks unspecified monetary damages, equitable and/or injunctive relief, disgorgement, corporate governance reforms, and attorneys’ fees and costs. The Company's Audit Committee filed a motion to dismiss. On April 7, 2022, the Court entered an order denying the Audit Committee’s motion to dismiss. The parties have reached an agreement to settle the Reid and Dutrisac actions. On March 29, 2023, the court granted preliminary approval of the proposed settlement. The terms of the proposed settlement include corporate government enhancements, payment of $4.0 million to the Company from the Company's directors and officers insurance carrier (a portion of which plaintiffs will seek as attorney fees), and a payment of up to $1.8 million in plaintiff attorneys fees by the Company. The settlement remains subject to final court approval, and a settlement hearing is scheduled for June 14, 2023.

As a result of its acquisition of Atmel, which closed April 4, 2016, the Company became involved with the following legal matter:

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2023, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $150.0 million in excess of amounts accrued.

Note 11. Income Taxes

The income tax provision (benefit) consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Income (loss) before income taxes:
U.S.	$674.7	$132.2	$(301.7)
Foreign	2,235.0	1,350.3	641.2
Total income before income taxes	$2,909.7	$1,482.5	$339.5
Current provision (benefit):
U.S. Federal	$389.5	$191.6	$54.8
State	5.0	3.7	2.0
Foreign	72.0	(6.2)	72.2
Total current provision	$466.5	$189.1	$129.0
Deferred provision (benefit):
U.S. Federal	$53.7	$(78.7)	$(215.4)
State	4.6	(9.1)	(22.9)
Foreign	147.2	95.7	99.4
Total deferred provision (benefit)	205.5	7.9	(138.9)
Income tax provision (benefit)	$672.0	$197.0	$(9.9)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision (benefit) are as follows (amounts in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Computed expected income tax provision	$611.0	$311.3	$71.3
State income taxes, net of federal benefit	8.6	3.5	(3.8)
Effects of foreign operations - rate differential	(184.0)	(96.8)	(37.7)
Effects of foreign operations - other, net of foreign tax credits	258.9	139.9	122.5
Foreign-derived intangible income ("FDII")	—	(27.3)	(10.5)
Business realignment of intellectual property rights	—	(3.1)	(63.8)
Change in uncertain tax positions	50.6	(47.1)	28.1
Share-based compensation	(11.4)	(17.6)	(12.3)
R&D tax credits	(63.8)	(49.5)	(47.6)
Income tax holidays	(26.7)	(22.5)	(11.1)
Convertible debt settlement	0.7	(25.5)	(48.1)
Other	19.0	31.7	16.4
Change in valuation allowance	9.1	—	(13.3)
Income tax provision (benefit)	$672.0	$197.0	$(9.9)

The foreign tax rate differential benefit primarily relates to the Company's operations in Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant, and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2024 and 2031, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $26.7 million, $22.5 million, and $11.1 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The impact of the tax holidays increased each of the basic and diluted net income per common share by $0.05 in fiscal 2023, $0.04 in fiscal 2022, and $0.02 in fiscal 2021.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$64.7	$81.6
Capital loss carryforward	11.0	9.8
Deferred revenue	—	90.4
Income tax credits	312.7	306.6
Intangible assets	1,328.7	1,479.9
Inventory valuation	40.0	26.8
Lease liabilities	35.8	36.1
Net operating loss carryforward	73.9	77.0
Property, plant and equipment	7.0	40.8
Share-based compensation	37.7	45.8
Other	4.0	5.5
Gross deferred tax assets	1,915.5	2,200.3
Valuation allowances	(299.4)	(290.3)
Deferred tax assets, net of valuation allowances	1,616.1	1,910.0
Deferred tax liabilities:
Convertible debt	—	(22.7)
Intangible assets	(1.6)	(92.4)
ROU assets	(33.9)	(33.6)
Other	—	(4.0)
Deferred tax liabilities	(35.5)	(152.7)
Net deferred tax asset	$1,580.6	$1,757.3

Reported as:
Non-current deferred tax assets	$1,623.3	$1,797.1
Non-current deferred tax liability	(42.7)	(39.8)
Net deferred tax asset	$1,580.6	$1,757.3

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

 Additions and deductions related to the valuation allowance for deferred tax assets for the three fiscal years ended March 31, 2023 were as follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2023	$290.3	$19.3	$(10.2)	$299.4
Fiscal 2022	$290.3	$7.1	$(7.1)	$290.3
Fiscal 2021	$303.5	$8.1	$(21.3)	$290.3

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $73.9 million available at March 31, 2023, which expire at various times between fiscal 2024 and fiscal 2043, of which a portion of the NOL carryforwards do not expire. The Company had capital loss carryforwards with an estimated tax effect of $11.0 million available at March 31, 2023, which begin to expire in fiscal 2024. The Company had federal, state and foreign credits of $251.5 million available at March 31, 2023, which begin to expire in fiscal 2024. The Company had refundable tax credits in foreign jurisdictions of $39.5 million available at March 31, 2023. The Company had withholding tax credits in foreign jurisdictions of $21.7 million available at March 31, 2023. These credits expire at various times between fiscal 2024 and fiscal 2026.

The enactment of the TCJA imposed a tax on all previously untaxed earnings of non-U.S. subsidiaries of U.S. corporations. Due to this change, the jurisdiction in which the Company's cash is at any given point in time no longer has a significant impact on the Company's liquidity. Distributions of the Company's future earnings will no longer be subject to U.S. federal taxation.  The Company intends to invest substantially all of the Company's foreign subsidiary earnings, as well as the Company's capital in the Company's foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which the Company would incur significant, additional costs upon repatriation of such amounts. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. During fiscal 2018, the Company recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which the Company expected cash payments of approximately $290.3 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025, and fiscal 2026. As of March 31, 2023, the Company's transition tax payable was $174.2 million, of which $43.5 million is payable within the next 12 months and is included within accrued liabilities and the remaining $130.7 million is included within long-term income tax payable on the Company's consolidated balance sheets.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the three fiscal years ended March 31, 2023 (amounts in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Beginning gross unrecognized tax benefit	$804.1	$826.3	$757.3
Decreases related to settlements with tax authorities	(0.4)	(0.4)	(6.0)
Decreases related to statute of limitation expirations	(11.7)	(12.6)	(10.9)
Increases related to current year tax positions	65.9	28.2	35.4
Increases (decreases) related to prior year tax positions	(9.9)	(37.4)	50.5
Ending gross unrecognized tax benefits	$848.0	$804.1	$826.3

As of March 31, 2023 and March 31, 2022, the Company had accrued interest and penalties related to tax contingencies of $80.4 million and $72.7 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the fiscal year ended March 31, 2023, and the fiscal year ended March 31, 2021, interest and penalties charged to operations were $7.6 million and $9.3 million, respectively, compared to the release of previously accrued interest and penalties of $11.2 million during the fiscal year ended March 31, 2022.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2022. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2023, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $848.0 million and $804.1 million as of March 31, 2023, and March 31, 2022, respectively, of which $729.3 million and $692.3 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. The Company estimates that it is reasonably possible unrecognized tax benefits as of March 31, 2023, could decrease by approximately $10.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

In September 2021, the Company received a Notice from the IRS for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, the Company filed a petition in the United States Tax Court challenging the Notice.

In May 2023, the Company received a proposed income adjustment from the Malaysian IRB for fiscal 2020, which if upheld by the highest court that has jurisdiction over this matter in Malaysia, could result in income taxes up to $420.0 million, exclusive of interest and penalties. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, the Company may need to take the matter to court in Malaysia, and if it does, it may be required to pay the assessment and then request a refund from the court upon a series of favorable rulings. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

The Company firmly believes that the assessments described above are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend its positions and it is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves. The Company believes that the final adjudication of these matters will not have a material impact on its consolidated financial position and results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain French and German employees. Most of these defined pension plans, which were acquired in prior acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements and are based on years of service and employee compensation levels.

The change in projected benefit obligation and the accumulated benefit obligation was immaterial for fiscal 2023 and fiscal 2022. As of March 31, 2023, the Company has recorded $53.9 million related to the pension plans in the consolidated balance sheets.

Future estimated expected benefit payments for fiscal year 2024 through 2033 are as follows (in millions):

Fiscal Year Ending March 31,	Amount
2024	$1.8
2025	2.0
2026	2.4
2027	2.2
2028	2.8
2029 through 2033	14.9
Total	$26.1

Note 13. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of sales (1)	$27.2	$34.3	$26.6
Research and development	83.1	97.9	96.8
Selling, general and administrative	60.1	78.0	74.9
Pre-tax effect of share-based compensation	170.4	210.2	198.3
Income tax benefit	36.4	44.6	42.3
Net income effect of share-based compensation	$134.0	$165.6	$156.0

(1) During the fiscal year ended March 31, 2023, $19.7 million of share-based compensation expense was capitalized to inventory and $27.2 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2022, $21.2 million of share-based compensation expense was capitalized to inventory and $34.3 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2021, $16.7 million of share-based compensation expense was capitalized to inventory and $26.6 million of previously capitalized share-based compensation expense in inventory was sold.

Combined Incentive Plan Information

The Company has granted RSUs and stock options to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company grants RSUs with a service condition and PSUs under the 2004 plan. The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees. The Company grants PSUs to a group of executive officers and employees. For the market-based PSUs, the number of shares of the Company's common stock expected to be received at vesting will range from 0% to 200% of the target grant amount based on the TSR of the Company's common stock measured against the TSR of a defined peer group of companies over the applicable two-year or three-year measurement period. TSR is a measure of the stock price appreciation plus any dividends paid in the performance period. For the performance-based PSUs, the number of shares of the Company's common stock expected to vest will range from 0% to 200% of the target grant amount based on the Company's two-year or three-year cumulative non-GAAP operating margin percentage. Under the 2004 plan, 64,389,717 shares of common stock have been authorized for issuance and 8,728,867 shares of common stock remain available for future grants as of March 31, 2023.

RSUs and PSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2020	11,484,106	$38.06
Granted	4,678,494	$50.69
Forfeited	(514,110)	$41.69
Vested	(3,764,672)	$32.07
Nonvested shares at March 31, 2021	11,883,818	$44.77
Granted	2,995,991	$74.36
Forfeited	(978,325)	$51.17
Vested	(3,795,469)	$43.77
Nonvested shares at March 31, 2022	10,106,015	$53.30
Granted	3,226,654	$61.71
Forfeited	(864,262)	$55.77
Vested	(3,423,935)	$45.08
Nonvested shares at March 31, 2023	9,044,472	$59.17

The total intrinsic value of RSUs and PSUs which vested during the fiscal years ended March 31, 2023, 2022 and 2021 was $256.3 million, $287.6 million and $218.5 million, respectively.  The aggregate intrinsic value of RSUs and PSUs outstanding at March 31, 2023 was $757.7 million, calculated based on the closing price of the Company's common stock of $83.78 per share on March 31, 2023.  The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2024 through fiscal 2028 related to unvested share-based payment awards at March 31, 2023 is $327.2 million.  The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.15 years. The total number of PSUs granted in fiscal years ended March 31, 2023, 2022 and 2021 was 172,334 shares, 145,188 shares and 140,160 shares, respectively.

As of March 31, 2023, the number of options exercisable was 21,016 and the weighted average exercise price per share was $19.13.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan (collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 35,548,364 shares of common stock have been authorized for issuance and 10,052,828 shares remain available for future purchases as of March 31, 2023.

Employees purchased 1,424,850 shares of common stock in the fiscal year ended March 31, 2023 for an aggregate purchase price of $81.2 million under the employee stock purchase plans compared to 1,485,477 shares of common stock for an aggregate purchase price of $70.0 million in the fiscal year ended March 31, 2022 and 1,424,440 shares of common stock for a purchase price of $57.7 million in the fiscal year ended March 31, 2021. As of March 31, 2023, unrecognized share-based compensation costs related to the employee stock plans totaled $8.7 million, which will be recognized over a period of approximately five months.

Note 14. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the fiscal year ended March 31, 2023, the Company purchased approximately 12.9 million shares of its common stock for a total of $945.8 million under the program, compared to approximately 5.6 million shares of its common stock for a total of $425.6 million in the fiscal year ended March 31, 2022. There were no repurchases of common stock during the fiscal year ended March 31, 2021. As of March 31, 2023, approximately $2.63 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2023, the Company had approximately 32.3 million treasury shares.

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)
Net other comprehensive income (loss)	16.6	(0.1)	16.5
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)

Balance at March 31, 2021	$(13.4)	$(12.8)	$(26.2)
Net other comprehensive income (loss)	7.8	(2.2)	5.6
Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)

Note 16. Dividends

In October 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.263, $0.910 and $0.747 during fiscal 2023, 2022 and 2021, respectively. Total dividend payments amounted to $695.3 million, $503.8 million and $388.3 million during fiscal 2023, 2022 and 2021, respectively.