Form 10-Q
period 2023-06-30
MICROCHIP TECHNOLOGY INC
filed 2023-08-03
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of July 26, 2023 was 544,334,286.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, maturing on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing on November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
ASU	Accounting Standards Update
ASU 2020-06	ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	June 30,	March 31,
	2023	2023
Cash and cash equivalents	$271.2	$234.0
Accounts receivable, net	1,465.0	1,305.3
Inventories	1,336.4	1,324.9
Other current assets	197.0	205.1
Total current assets	3,269.6	3,069.3
Property, plant and equipment, net	1,185.7	1,177.9
Goodwill	6,675.4	6,673.6
Intangible assets, net	3,252.8	3,369.0
Long-term deferred tax assets	1,603.7	1,623.3
Other assets	507.4	457.2
Total assets	$16,494.6	$16,370.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$281.3	$396.9
Accrued liabilities	1,539.6	1,323.5
Current portion of long-term debt	1,398.7	1,398.2
Total current liabilities	3,219.6	3,118.6
Long-term debt	4,632.2	5,041.7
Long-term income tax payable	718.9	705.7
Long-term deferred tax liability	42.3	42.7
Other long-term liabilities	1,050.3	948.0
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,805,756 shares issued and 544,333,965 shares outstanding at June 30, 2023; 577,805,623 shares issued and 545,459,814 shares outstanding at March 31, 2023	0.5	0.5
Additional paid-in capital	2,400.3	2,413.3
Common stock held in treasury: 33,471,791 shares at June 30, 2023; 32,345,809 shares at March 31, 2023	(1,786.7)	(1,660.2)
Accumulated other comprehensive loss	(4.4)	(4.1)
Retained earnings	6,221.6	5,764.1
Total stockholders' equity	6,831.3	6,513.6
Total liabilities and stockholders' equity	$16,494.6	$16,370.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,
	2023	2022
Net sales	$2,288.6	$1,963.6
Cost of sales	730.2	653.7
Gross profit	1,558.4	1,309.9

Research and development	298.5	269.0
Selling, general and administrative	203.6	188.9
Amortization of acquired intangible assets	151.5	167.6
Special charges (income) and other, net	1.7	(16.9)
Operating expenses	655.3	608.6

Operating income	903.1	701.3

Interest income	1.5	0.1
Interest expense	(47.2)	(50.3)
Loss on settlement of debt	(9.1)	(6.2)
Other income, net	—	1.7
Income before income taxes	848.3	646.6
Income tax provision	181.9	139.4
Net income	$666.4	$507.2

Basic net income per common share	$1.22	$0.92
Diluted net income per common share	$1.21	$0.90
Dividends declared per common share	$0.3830	$0.2760
Basic common shares outstanding	545.1	553.8
Diluted common shares outstanding	551.4	561.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$666.4	$507.2
Components of other comprehensive (loss) income:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(0.3)	4.0
Other comprehensive (loss) income, net of tax effect	(0.3)	4.0
Comprehensive income	$666.1	$511.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$666.4	$507.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222.9	259.4
Deferred income taxes	23.9	74.7
Share-based compensation expense related to equity incentive plans	44.5	41.2
Loss on settlement of debt	9.1	6.2
Amortization of debt discount	1.7	1.8
Amortization of debt issuance costs	2.2	2.3
Impairment of intangible assets	0.5	—
Other non-cash adjustment	(0.1)	(0.2)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(159.7)	(72.4)
Increase in inventories	(10.6)	(65.0)
Increase in accounts payable and accrued liabilities	34.9	152.4
Change in other assets and liabilities	50.5	(42.8)
Change in income tax payable	107.0	(24.4)
Net cash provided by operating activities	993.2	840.4
Cash flows from investing activities:
Proceeds from sales of assets	0.3	0.4
Investments in other assets	(30.1)	(32.3)
Capital expenditures	(111.1)	(121.9)
Net cash used in investing activities	(140.9)	(153.8)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	2,585.0	1,306.0
Repayments of Revolving Credit Facility	(1,960.0)	(1,505.0)
Repayment of senior notes	(1,000.0)	—
Payments on settlement of convertible debt	(90.1)	(73.5)
Proceeds from sale of common stock	15.3	13.4
Tax payments related to shares withheld for vested RSUs	(15.7)	(19.4)
Repurchase of common stock	(140.3)	(195.2)
Payment of cash dividends	(208.9)	(153.0)
Capital lease payments	(0.4)	(0.2)
Net cash used in financing activities	(815.1)	(626.9)
Net increase in cash and cash equivalents	37.2	59.7
Cash and cash equivalents, and restricted cash at beginning of period	234.0	317.4
Cash and cash equivalents, and restricted cash at end of period	$271.2	$377.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—
Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	$2,393.6	25.3	$(975.0)	$(16.6)	$4,575.9	$5,977.9

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	$2,400.8	33.5	$(1,786.7)	$(4.4)	$6,221.6	$6,831.3

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or for any other period.

Note 2. Segment Information

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended June 30, 2023
	Net Sales	Gross Profit
Semiconductor products	$2,254.8	$1,524.6
Technology licensing	33.8	33.8
Total	$2,288.6	$1,558.4

	Three Months Ended June 30, 2022
	Net Sales	Gross Profit
Semiconductor products	$1,925.7	$1,272.0
Technology licensing	37.9	37.9
Total	$1,963.6	$1,309.9

Note 3. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2023	2022
Mixed-signal Microcontrollers	$1,301.7	$1,063.0
Analog	633.6	580.0
Other	353.3	320.6
Total net sales	$2,288.6	$1,963.6

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended June 30,
	2023	2022
Distributors	$1,107.9	$913.1
Direct customers	1,146.9	1,012.6
Licensees	33.8	37.9
Total net sales	$2,288.6	$1,963.6

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of June 30, 2023, the Company had approximately $863.1 million of deferred revenue, of which $151.9 million is included within accrued liabilities and the remaining $711.2 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2023, the Company had approximately $757.7 million of deferred revenue in the semiconductor product segment, of which $121.4 million is included within accrued liabilities and the remaining $636.3 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $52.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the three months ended June 30, 2023. This amount was immaterial for the three months ended June 30, 2022.

Of the $863.1 million of deferred revenue as of June 30, 2023, $778.3 million is cash collected from customers under LTSAs, of which $97.4 million is included within accrued liabilities and $680.9 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining performance obligations for the LTSAs were approximately $4.20 billion as of June 30, 2023, of which approximately 18% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $84.8 million of deferred revenue as of June 30, 2023 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $84.8 million will be recognized as net sales within the next 12 months.

In addition to LTSAs, a portion of the Company's non-LTSA customer contracts contain firmly committed orders beyond 12 months at the time of order. The transaction price for these orders with remaining performance obligations as of June 30, 2023 for orders with initial durations in excess of 12 months approximates 40% of fiscal 2023 net sales, of which approximately 85% is expected to be recognized over the next 12 months. The amount and timing of such net sales is inherently uncertain because the ultimate transaction prices will be affected by variable consideration which is subject to change based upon market conditions at the time of the sale, contract modifications, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods.

Note 4. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2023	2022
Net income	$666.4	$507.2
Basic weighted average common shares outstanding	545.1	553.8
Dilutive effect of stock options and RSUs	5.1	5.5
Dilutive effect of 2015 Senior Convertible Debt	0.3	1.0
Dilutive effect of 2017 Senior Convertible Debt	0.9	1.1
Dilutive effect of 2017 Junior Convertible Debt	—	0.1
Diluted weighted average common shares outstanding	551.4	561.5
Basic net income per common share	$1.22	$0.92
Diluted net income per common share	$1.21	$0.90

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 5 for details on the Convertible Debt):

	Three Months Ended June 30,
	2023	2022
2015 Senior Convertible Debt	$29.25	$29.77
2017 Senior Convertible Debt	$45.61	$46.43
2020 Senior Convertible Debt	$92.32	$93.07
2017 Junior Convertible Debt(1)	$44.81	$45.62
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 5. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			June 30,	March 31,
			2023	2023
Revolving Credit Facility			$725.0	$100.0
4.333% 2023 Notes	4.333%	4.7%	—	1,000.0
2.670% 2023 Notes	2.670%	2.8%	1,000.0	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			5,325.0	5,700.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.8	12.4
2017 Senior Convertible Debt	1.625%	1.8%	56.3	82.2
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	—	6.5
Total Convertible Debt			728.6	766.6

Gross long-term debt including current maturities			6,053.6	6,466.6
Less: Debt discount(1)			(8.7)	(10.4)
Less: Debt issuance costs(2)			(14.0)	(16.3)
Net long-term debt including current maturities			6,030.9	6,439.9
Less: Current maturities(3)			(1,398.7)	(1,398.2)
Net long-term debt			$4,632.2	$5,041.7

(1) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2023	2023
4.333% 2023 Notes	$—	$(0.2)
2.670% 2023 Notes	(0.2)	(0.4)
0.972% 2024 Notes	(0.8)	(1.2)
0.983% 2024 Notes	(1.1)	(1.3)
4.250% 2025 Notes	(6.6)	(7.3)
Total unamortized discount	$(8.7)	$(10.4)

(2) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2023	2023
Revolving Credit Facility	$(7.7)	$(8.6)
4.333% 2023 Notes	—	(0.4)
2.670% 2023 Notes	(0.1)	(0.2)
0.972% 2024 Notes	(0.5)	(0.6)
0.983% 2024 Notes	(0.7)	(0.8)
4.250% 2025 Notes	(0.9)	(0.9)
2017 Senior Convertible Debt	(0.3)	(0.4)
2020 Senior Convertible Debt	(3.8)	(4.4)
Total debt issuance costs	$(14.0)	$(16.3)

(3) As of June 30, 2023 and March 31, 2023, current maturities consisted of the 0.972% 2024 Notes which mature on February 15, 2024. As of June 30, 2023, the 2.670% 2023 Notes, which mature on September 1, 2023, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such note on a long-term basis. As of June 30, 2023, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2023, the 2.670% 2023 Notes, which mature on September 1, 2023, and the 4.333% 2023 Notes, which matured on June 1, 2023 were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2023, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of June 30, 2023, are as follows (in millions):

Fiscal year ending March 31,	Amount
2024	$2,400.0
2025	1,672.3
2026	1,200.0
2027	781.3
Total	$6,053.6

Ranking of Convertible Debt - Each series of Convertible Debt is an unsecured obligation which is subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness. The Senior Subordinated Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Senior Subordinated Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

Summary of Conversion Features - Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day, or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below). On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt.

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2023
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.1893	$29.25	17.0964	47.8641
2017 Senior Convertible Debt(1)	21.9235	$45.61	10.9625	31.2412
2020 Senior Convertible Debt(1)	10.8324	$92.32	—	15.1653

(1) As of June 30, 2023, the 2020 Senior Convertible Debt was not convertible. As of June 30, 2023, the holders of each of the 2015 Senior Convertible Debt, and 2017 Senior Convertible Debt have the right to convert their notes between July 1, 2023 and September 30, 2023 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2023. As of June 30, 2023, the adjusted conversion rate for the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt would be increased to 45.7041 shares of common stock and 27.3046 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $89.59 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of June 30, 2023, each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt had a conversion value in excess of par of $20.9 million and $81.4 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2023	2022
Debt issuance cost amortization	$1.5	$1.7
Debt discount amortization	1.7	1.8
Interest expense	41.5	43.8
Total interest expense on Senior Indebtedness	44.7	47.3
Debt issuance cost amortization	0.7	0.6
Coupon interest expense	0.5	1.0
Total interest expense on Convertible Debt	1.2	1.6
Other interest expense	1.3	1.4
Total interest expense	$47.2	$50.3

The Company's debt settlement transactions consists of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

May 2023(1)
2015 Senior Convertible Debt	$5.6	$18.9	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$2.1
June 2023(2)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—

(1) The Company settled portions of its 2015 Senior Convertible Debt and 2017 Senior Convertible Debt, and the outstanding principal amount of its 2017 Junior Convertible Debt in privately negotiated transactions that are accounted for as induced conversions.
(2) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at June 30, 2023 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility at June 30, 2023 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2023		March 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$717.3	$725.0	$91.4	$100.0
4.333% 2023 Notes	—	—	999.4	997.1
2.670% 2023 Notes	999.7	994.6	999.4	985.4
0.972% 2024 Notes	1,398.7	1,355.2	1,398.2	1,337.6
0.983% 2024 Notes	998.2	944.5	997.9	941.9
4.250% 2025 Notes	1,192.5	1,159.7	1,191.8	1,176.0
2015 Senior Convertible Debt	6.8	17.9	12.4	41.8
2017 Senior Convertible Debt	56.0	138.2	81.8	189.6
2020 Senior Convertible Debt	661.7	752.7	661.1	732.1
2017 Junior Convertible Debt	—	—	6.5	14.5
Total	$6,030.9	$6,087.8	$6,439.9	$6,516.0

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 5 for further information).

Note 7. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	June 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,310.0	$(4,253.4)	$3,056.6
Customer-related	199.8	(131.9)	67.9
Software licenses	220.8	(92.5)	128.3
Total	$7,730.6	$(4,477.8)	$3,252.8

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,296.2	$(4,103.4)	$3,192.8
Customer-related	199.8	(128.0)	71.8
In-process research and development	5.7	—	5.7
Software licenses	211.7	(113.0)	98.7
Distribution rights and other	0.3	(0.3)	—
Total	$7,713.7	$(4,344.7)	$3,369.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2024 through fiscal 2028, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2024	$517.0
2025	$555.6
2026	$485.0
2027	$383.0
2028	$297.1

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2023	2022
Amortization expense charged to cost of sales	$3.0	$3.3
Amortization expense charged to operating expense	169.4	184.4
Total amortization expense	$172.4	$187.7

There were no material impairment charges in the three months ended June 30, 2023 or June 30, 2022.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2023	$6,654.4	$19.2
Additions	1.8	—
Balance at June 30, 2023	$6,656.2	$19.2

At March 31, 2023, the Company applied a qualitative goodwill impairment test to its two reporting units, concluding it was not more likely than not that goodwill was impaired. Through June 30, 2023, the Company has never recorded a goodwill impairment charge.

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2023	2023
Trade accounts receivable	$1,460.3	$1,300.4
Other	13.3	13.5
Total accounts receivable, gross	1,473.6	1,313.9
Less: allowance for expected credit losses	8.6	8.6
Total accounts receivable, net	$1,465.0	$1,305.3

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million and $168.7 million in the three months ended June 30, 2023 and June 30, 2022, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented. After the sale of its trade accounts receivable, the Company will collect payment from the customer and remit it to the third-party financial institution. The amount of trade accounts receivable sold for which cash has not been collected from the customer is immaterial as of June 30, 2023 and 2022.

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2023	2023
Raw materials	$195.0	$192.6
Work in process	854.7	809.8
Finished goods	286.7	322.5
Total inventories	$1,336.4	$1,324.9

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2023	2023
Land	$89.3	$89.3
Building and building improvements	720.0	716.4
Machinery and equipment	2,715.4	2,669.1
Projects in process	359.9	354.3
Total property, plant and equipment, gross	3,884.6	3,829.1
Less: accumulated depreciation and amortization	2,698.9	2,651.2
Total property, plant and equipment, net	$1,185.7	$1,177.9

Depreciation expense attributed to property, plant and equipment was $50.5 million for the three months ended June 30, 2023 compared to $71.7 million for the three months ended June 30, 2022. Depreciation expense in the three months ended June 30, 2022 included the impact of higher production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2023 and 2022, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2023	2023
Accrued compensation and benefits	$214.9	$193.5
Income taxes payable	200.8	106.2
Deferred revenue	151.9	121.4
Sales related reserves	634.7	536.1
Current portion of lease liabilities	31.7	31.5
Accrued expenses and other liabilities	305.6	334.8
Total accrued liabilities	$1,539.6	$1,323.5

Note 9. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of June 30, 2023, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2024	$724.0
2025	201.6
2026	217.4
2027	195.6
2028	171.0
Thereafter	196.3
Total	$1,705.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $187.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2023, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

In connection with its acquisition of Microsemi, which closed on May 29, 2018, the Company became involved with the following legal matter:

Derivative Litigation. On January 22, 2019, a shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Reid v. Sanghi, et al., Case No. CV2019-002389. On August 5, 2021, a second shareholder derivative lawsuit was filed against certain of the Company’s officers and directors in the Superior Court of Arizona for Maricopa County, captioned Dutrisac v. Sanghi, et al., Case No. CV2021-012459. The Company is named as a nominal defendant in both cases. The parties entered an agreement to settle the Reid and Dutrisac actions. On March 29, 2023, the court granted preliminary approval of the settlement. The terms of the settlement include corporate government enhancements, payment of $4.0 million to the Company from the Company's directors and officers insurance carrier (a portion of which plaintiffs sought as attorney fees), and a payment of $1.8 million in plaintiff attorneys' fees by the Company. In June 2023, the court granted final approval of the settlement and the cases are now concluded.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2023, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $150.0 million in excess of amounts accrued.

Note 10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2023 and June 30, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of Global Intangible Low Tax Income (GILTI) in the U.S. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at a rate lower than the U.S. are earnings accrued in Thailand, Malta, and Ireland.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

Note 11. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2023	2022
Cost of sales(1)	$6.8	$7.7
Research and development	22.9	20.1
Selling, general and administrative	14.8	13.4
Pre-tax effect of share-based compensation	44.5	41.2
Income tax benefit	9.4	8.8
Net income effect of share-based compensation	$35.1	$32.4

(1) During the three months ended June 30, 2023, $5.2 million of share-based compensation expense was capitalized to inventory and $6.8 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2022, $4.8 million of share-based compensation expense was capitalized to inventory and $7.7 million of previously capitalized share-based compensation expense in inventory was sold.

Note 12. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three months ended June 30, 2023, the Company purchased approximately 1.8 million shares of its common stock for a total cost of $141.2 million including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of June 30, 2023, approximately $2.49 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2023, the Company had approximately 33.5 million treasury shares.

Note 13. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)
Net other comprehensive loss	(0.3)	—	(0.3)
Balance at June 30, 2023	$10.7	$(15.1)	$(4.4)

Note 14. Dividends

A quarterly cash dividend of $0.383 per share was paid on June 5, 2023 in the aggregate amount of $208.9 million.  A quarterly cash dividend of $0.410 per share was declared on August 3, 2023 and will be paid on September 5, 2023 to stockholders of record as of August 22, 2023. The Company expects the September 2023 payment of its quarterly cash dividend to be approximately $223.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A. Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 34 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
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
•Our expectations regarding investments in our manufacturing capacity;
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
•Our expectations regarding our tax expense, cash taxes and effective tax rate;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

While strong customer demand for our products outpaced capacity in fiscal 2023, many of our customers felt the effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates in the March 2023 quarter which continued in the June 2023 quarter. Starting in early June 2023, we experienced unfavorable business conditions in our distribution channels in the China market, and we began to see signs of weakness and uncertainty in the automotive and industrial markets and economic weakness in Europe. As a result, customer requests to push out or cancel backlog increased in the first quarter of fiscal 2024 and we expect such requests to continue through calendar 2023. Consistent with the slowing macroeconomic environment, we have paused most of our factory expansion activity and reduced our planned capital investments through fiscal 2025.

In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. Although orders under our original program cannot be cancelled or rescheduled by the customer, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. In response to industry capacity conditions improving and our product lead times reducing, we modified our Preferred Supply Program in August 2023 to allow customers to place orders for six months of continuous backlog rather than 12 months in the original program. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. Since the March 2022 quarter, we have been entering into long-term supply agreements (LTSAs) with certain of our customers for products that will be shipped in future periods. We also entered into certain LTSAs with key suppliers.

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit mixed-signal microcontrollers, microprocessors, analog, FPGA, and memory products. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, data centers, sustainability, Internet of Things (IoT) and edge computing, advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  In fiscal 2023 we announced our intent to expand our production capacity in the U.S. In particular, we have continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and we plan to invest $880 million to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

We employ proprietary design and manufacturing processes in developing our embedded control products.  We believe our processes afford us both cost-effective designs in existing and derivative products and greater functionality in new product designs.  While many of our competitors develop and optimize separate processes for their logic and memory product lines, we use a common process technology for both mixed-signal microcontroller and non-volatile memory products.  This allows us to more fully leverage our process research and development costs and to deliver new products to market more rapidly.  Our engineers utilize advanced computer-aided design tools and software to perform circuit design, simulation and layout, and our in-house photomask and wafer fabrication facilities enable us to rapidly verify design techniques by processing test wafers quickly and efficiently.

We are committed to continuing our investment in new and enhanced products, including development systems, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  Our current research and development activities focus on the design of new mixed-signal microcontrollers, digital signal controllers, memory, analog and mixed-signal products, FPGAs, timing systems, Flash-IP, development systems, software and application-specific software libraries.  We are also developing new design and process technologies to achieve further cost reductions and performance improvements in our products.

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors. Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets. We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our CEMs, ESEs, and sales managers have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical and business knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our ESE team is to provide technical assistance to customers and to conduct periodic training sessions for our sales team.  ESEs also frequently conduct technical seminars and workshops in major cities around the world or through online webcasts. Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 41 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2024 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	31.9	33.3
Gross profit	68.1	66.7

Research and development	13.0	13.7
Selling, general and administrative	8.9	9.6
Amortization of acquired intangible assets	6.6	8.6
Special charges (income) and other, net	0.1	(0.9)
Operating income	39.5%	35.7%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$2,288.6	$1,963.6	16.6%

The increase in net sales in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to our ability to satisfy our backlog of customer orders as more capacity became available. In the second half of fiscal 2023 there began to be some increased uncertainty as to the future direction of the global economy due to rising interest rates and high inflation. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2023 with respect to our very broad range of customers and products. These price increases also contributed to the increase in net sales during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in all of our product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes other than the net demand fluctuations in the end market we serve. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2023 or the three months ended June 30, 2022.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2023	%	2022	%
Mixed-signal Microcontrollers	$1,301.7	56.9	$1,063.0	54.2
Analog	633.6	27.7	580.0	29.5
Other	353.3	15.4	320.6	16.3
Total net sales	$2,288.6	100.0	$1,963.6	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 56.9% of our net sales in the three months ended June 30, 2023 compared to approximately 54.2% of our net sales in the three months ended June 30, 2022.

Net sales of our mixed-signal microcontroller products increased 22.5% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to strength in demand for our mixed-signal microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 27.7% of our net sales in the three months ended June 30, 2023 compared to approximately 29.5% of our net sales in the three months ended June 30, 2022.

Net sales from our analog product line increased 9.2% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to strength in demand for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.4% of our net sales in the three months ended June 30, 2023 compared to approximately 16.3% of our net sales in the three months ended June 30, 2022.

Net sales related to these services and products increased 10.2% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in net sales was primarily due to strength in demand for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 48% of our net sales in the three months ended June 30, 2023 and approximately 47% of our net sales in the three months ended June 30, 2022. With the exception of Arrow Electronics, our largest distributor, which made up 11% of our net sales, no other distributor or direct customer accounted for more than 10% of our net sales in the three months ended June 30, 2023 or in the three months ended June 30, 2022. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice, with the exception of certain orders placed under our original Preferred Supply Program or otherwise designated as non-cancellable.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2023, our distributors maintained 29 days of inventory of our products compared to 24 days at March 31, 2023.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2023	%	2022	%
Americas	$642.8	28.1	$496.2	25.3
Europe	558.5	24.4	397.6	20.2
Asia	1,087.3	47.5	1,069.8	54.5
Total net sales	$2,288.6	100.0	$1,963.6	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 76% of our total net sales in the three months ended June 30, 2023 compared to approximately 78% of our total net sales in the three months ended June 30, 2022. Although our net sales in all geographies increased in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, net sales in Asia decreased as a percentage of total net sales primarily due to economic weakness in the China market caused by uncertain economic conditions, slowing growth, and the impact of COVID-19 related lockdowns. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended June 30, 2023 was $1.56 billion, or 68.1% of net sales, compared to $1.31 billion, or 66.7% of net sales, in the three months ended June 30, 2022. The primary reason for the increase in gross profit in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was the net impact of product mix and average gross profit per unit of $266.1 million in the three months ended June 30, 2023. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit of inventory reserve charges was $21.8 million in the three months ended June 30, 2023 which adversely impacted our gross profit in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, and the impact of unabsorbed capacity charges in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was not material.

Our overall inventory levels were $1.34 billion at June 30, 2023, compared to $1.32 billion at March 31, 2023. We maintained 167 days of inventory on our balance sheet at June 30, 2023 compared to 169 days of inventory at March 31, 2023. Our inventory was relatively flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels including accommodating requests from certain customers to push-out orders. Our inventory levels are impacted by the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 58% of our assembly requirements were performed in our internal assembly facilities during each of the three months ended June 30, 2023 and June 30, 2022. During the three months ended June 30, 2023, approximately 69% of our test requirements were performed in our internal facilities compared to 62% during the three months ended June 30, 2022. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 66% of our net sales came from products that were produced at outside wafer foundries during the three months ended June 30,

2023, compared to 63% during the three months ended June 30, 2022. These percentages may vary from quarter to quarter based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended June 30, 2023 were $298.5 million, or 13.0% of net sales, compared to $269.0 million, or 13.7% of net sales, for the three months ended June 30, 2022. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $29.5 million, or 11.0%, for the three months ended June 30, 2023 over the same period last year.  The primary reasons for the increase in R&D expenses were increases in headcount and employee compensation as well as higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2023 were $203.6 million, or 8.9% of net sales, compared to $188.9 million, or 9.6% of net sales, for the three months ended June 30, 2022.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $14.7 million, or 7.8%, for the three months ended June 30, 2023 over the same period last year.  The increase in selling, general and administrative expenses was primarily due to increases in headcount and employee compensation.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2023 was $151.5 million, compared to $167.6 million for the three months ended June 30, 2022. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During the three months ended June 30, 2023, we incurred special charges and other, net of $1.7 million, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. During the three months ended June 30, 2022, we earned special income and other, net of $16.9 million primarily related to the favorable resolution of a previously accrued legal matter.

Other Income (Expense)

Interest expense in the three months ended June 30, 2023 was $47.2 million compared to $50.3 million for the three months ended June 30, 2022. The primary reason for the decrease in interest expense in the three months ended June 30,

2023 compared to the same period last year was the cumulative pay down of our debt partially offset by higher interest rates on our outstanding variable rate debt.

During the three months ended June 30, 2023, we recognized losses of $9.1 million related to the settlement of approximately $5.6 million in principal amount of our 2015 Senior Convertible Debt, approximately $25.9 million in principal amount of our 2017 Senior Convertible Debt and the outstanding principal amount of $6.5 million of our 2017 Junior Convertible Debt. During the three months ended June 30, 2022, we recognized losses of $6.2 million related to the settlement of approximately $31.0 million in principal amount of our 2017 Senior Convertible Debt and approximately $3.6 million in principal amount of our 2017 Junior Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the three months ended June 30, 2023 and June 30, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2023 and June 30, 2022 was approximately 22%. Our non-U.S. blended statutory tax rates in the three months ended June 30, 2023 and June 30, 2022 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In September 2021, we received a Statutory Notice of Deficiency (Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the Notice.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective in fiscal 2024. Based on currently enacted tax laws, we do not expect the Inflation Reduction Act to have a material impact upon our tax expense, cash taxes, and effective tax rate.

Liquidity and Capital Resources

We had $271.2 million in cash and cash equivalents at June 30, 2023, an increase of $37.2 million from the March 31, 2023 balance.

Operating Activities

Net cash provided by operating activities was $993.2 million in the three months ended June 30, 2023 primarily due to higher net income of $666.4 million, adjusted for non-cash and non-operating charges of $304.7 million and net cash inflows of $22.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the three months ended June 30, 2023 include an increase in trade accounts receivable driven primarily by higher net sales and an increase in inventories related to increased raw materials, foundry wafers, finished goods, receipt of strategic last time buy materials, and accommodating requests from certain customers to push-out orders, offset by increases in accrued and other liabilities driven by higher deferred revenue and sales related reserves, including cash collected from customers under our LTSAs, and an increase in income tax payable. The cash collected from these LTSAs is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these LTSAs to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 3. Net Sales" to our condensed consolidated financial statements). Net cash provided by operating activities was $840.4 million in the three months ended June 30, 2022 primarily due to net income of $507.2 million, adjusted for non-cash and non-operating charges of $385.4 million and net cash outflows of $52.2 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $140.9 million in the three months ended June 30, 2023 compared to $153.8 million in the three months ended June 30, 2022. During the three months ended June 30, 2023 and June 30, 2022, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2023 were $111.1 million compared to $121.9 million in the three months ended June 30, 2022. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in the June 2023 quarter, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We currently intend to invest between $300 million and $350 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

Financing Activities

Net cash used in financing activities was $815.1 million in the three months ended June 30, 2023 compared to $626.9 million in the three months ended June 30, 2022. Significant transactions affecting our net financing cash flows included:
•in the first three months of fiscal 2024, $465.1 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes, and our Revolving Credit Facility, and
•in the first three months of fiscal 2023, $272.5 million of cash used to pay down certain principal of our debt, including our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first three months of fiscal 2024 and fiscal 2023, we paid cash dividends to our stockholders of $208.9 million and $153.0 million, respectively, and
•in the first three months of fiscal 2024 and fiscal 2023, we repurchased shares of our common stock for $140.3 million and $195.2 million, respectively.

In December 2021, we amended and restated our Credit Agreement in its entirety. The amended and restated Credit Agreement provides for an unsecured revolving loan facility up to $2.75 billion that terminates on December 16, 2026. The Credit Agreement also permits us, subject to certain conditions, to add one or more incremental term loan facilities or increase the revolving loan commitments up to $750.0 million. As of June 30, 2023, the principal amount of our outstanding indebtedness was $6.05 billion. At June 30, 2023, we had $725.0 million of outstanding borrowings under the Revolving Credit Facility compared to $100.0 million at March 31, 2023. Our 2.670% 2023 Notes mature on September 1, 2023, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first three months of fiscal 2024, we repurchased approximately 1.8 million shares of our common stock for $140.3 million under this authorization. In the first three months of fiscal 2023, we repurchased approximately 2.9 million shares of our common stock for $195.2 million under this authorization. As of June 30, 2023, approximately $2.49 billion remained available for repurchases under the program. As of June 30, 2023, we held approximately 33.5 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $5.95 billion. A quarterly cash dividend of $0.383 per share was paid on June 5, 2023 in the aggregate amount of $208.9 million. A quarterly dividend of $0.410 per share was declared on August 3, 2023 and will be paid on September 5, 2023 to stockholders of record as of August 22, 2023. We expect the aggregate cash dividend for the September 2023 quarter to be approximately $223.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 9. Commitments and Contingencies", "Note 5. Debt" and "Note 10. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, commercial paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We also plan to pursue incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023, our current and long-term debt totaled $6.05 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $5.32 billion as of June 30, 2023. We have interest rate exposure with respect to the $725.0 million of our variable interest rate debt outstanding under our Revolving Credit Facility as of June 30, 2023. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.6 million. We intend to finance the repayment of a portion of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, commercial paper or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 5. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to "Note 9. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding legal proceedings.

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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the COVID-19 pandemic or other factors, may adversely impact their financial viability. The financial failure of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in recent months, we believe that the pricing environment may be stabilizing. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of the COVID-19 pandemic, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility.

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

We do not, nor have we historically, purchased significant amounts of equipment from Russia, Belarus, or Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium, and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, neon, cesium, and rubidium supply chains, at this time, our supply chains have been able to meet our needs. While sales of our products into Russia, Belarus and Ukraine and to customers that sell into these countries, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2024, approximately 66% of our net sales came from products that were produced at outside wafer foundries compared to 63% of our net sales in fiscal 2023. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2024, approximately 42% of our assembly requirements and 31% of our test requirements were performed by third-party contractors, compared to approximately 41% and 33%, respectively, during fiscal 2023. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. There can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own existing facilities, at new facilities or at other foundries and assembly and testing contractors. In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and have applied for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, reduced availability of labor, assembly and test yields, or increased costs due to disruptions such as political upheaval, infrastructure disruption or pandemics. Additionally, our future operating results could suffer if our wafer foundries and other contractors increase the prices of the products and services that they provide to us. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner or on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

We are highly dependent on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2024, approximately 76% of our net sales were made to foreign customers, including 18% in China and 13% in Taiwan. During fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 21% in China and 14% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In the first quarter of fiscal 2024, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets would likely result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 36. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog has been strong in recent periods due to the impact of our Preferred Supply Program and our LTSAs, in the future we expect turns orders to remain important to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders may also decrease in future periods in situations where customers are holding excess inventory of our products. Our customers may have increased their order levels in recent previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels which would reduce our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. To participate in the original Preferred Supply Program, customers were expected to place 12 months of orders, which could not be cancelled or rescheduled by the customer except in the event of price increases. The capacity priority under the Preferred Supply Program began for shipments in July 2021. In response to industry capacity conditions improving and our product lead times reducing, we modified our Preferred Supply Program in August 2023 to allow customers to place orders for six months of continuous backlog rather than 12 months in the original program. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. The Preferred Supply Program and the LTSAs are not a guarantee of supply; however, they will provide the highest priority for those orders which are under these programs, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our capacity is booked under these programs. We believe these programs will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. Since these are relatively new programs, there can be no assurance that the programs will be successful or that they will provide the benefits we expect to our business. For example, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that customers under these programs attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under these programs. Additionally, as orders under these programs cannot be cancelled or returned except in the event of price increases, these programs may result in customers holding excess inventory of our products and thus decrease their need to place new orders, including turns orders, in later periods.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first three months of fiscal 2024 and in fiscal 2023, we operated at or above normal capacity levels.

We may not be able to achieve expected returns from our planned capacity expansions.

In fiscal 2023 we announced our intent to expand our production capacity in the U.S. In particular, we have continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and we plan to invest $880 million to expand our SiC and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado.

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
•slowing macroeconomic business conditions;
•growth in our inventories;
•ability to timely ramp production in a cost-effective manner;

•potential changes in laws or provisions of grants, investment tax credits, and other government incentives;
•availability of labor, services, equipment, and construction materials;
•ability to complete construction as scheduled, and within budget; and
•availability of the necessary workforce to support the expanded capacity.

Investments in capital expenditures for our capacity expansion projects may not generate expected returns, or cash flows. Significant judgement is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in commencement, completion and ramping of expanded production facilities, or failure to optimize our investment choices, or increased costs could significantly adversely impact our ability to realize expected returns on our capital expenditures. Changes in laws or rulemaking in jurisdictions where we have planned expansion may cause us to reconsider the location of such expansion plans. For example, proposed rulemaking in Colorado would require companies to significantly reduce greenhouse gas emissions in a shorter timeframe than we would be able to achieve. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, even with the installation of costly equipment we would be unable to meet the timelines on greenhouse gas reduction proposed by the state of Colorado. If such rulemaking were to be adopted in its current proposed form this would require us to limit, if not completely curtail, our expansion plans in Colorado. Further, adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. If we do receive government incentives through the CHIPS Act, or through foreign, state, and local grants, the restrictions and operational requirements that are associated with such grants could add complexity to our operations and increase our costs. Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, public health conditions or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in the first quarter of fiscal 2024. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 48% of our net sales in the first three months of fiscal 2024 and approximately 47% of our net sales in fiscal 2023. With the exception of certain orders placed under our original Preferred Supply Program and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Because our licensed technologies are complex, there may be delays from time to time in developing and enhancing such technologies. There can be no assurance that our existing or any enhanced or new technology will achieve or maintain substantial market acceptance. Our licensees may experience disruptions in production or reduced production levels which would adversely affect the revenue that we receive. Our technology license agreements generally include a clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from certain intellectual property matters. We could be exposed to substantial liability for claims or damages related to intellectual property matters or indemnification claims. We have a program to audit the royalty payments made by our licensees to help ensure that the payments are in accordance with the terms of the applicable license agreements. From time to time, we or our licensees have contested the amount of royalty payments and related claims have resulted and could result in significant legal fees and require significant attention from our management. These issues may adversely impact the success of our licensing business and adversely affect our future operating results.

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

In the past, Microsemi experienced delays and reductions in appropriations on programs that included its products. For example, in 2018 there were two federal government shutdowns. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If, in the future, the U.S. government fails to complete its annual budget process, provide for a continuing resolution to fund government operations or increase the federal debt limit, another federal government shutdown may occur, during which we may experience further delays, reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification and mandatory vaccine requirements), may adversely impact the contracting environment, our ability to hire and retain employees, and our operating results.

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

From time to time, we have received, and may in the future receive, economic incentive grants, tax benefits, and allowances from national, state and local governments, agencies and research organizations targeted at increasing employment, production or investment at specific locations. Tax arrangements and subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain benefits, and these programs can be subjected to periodic review by the relevant governments. The CHIPS Act and its associated regulations, for example, contain certain restrictions on grant recipients' technology licensing activities and on the expansion of certain facilities. Compliance with these restrictions could add complexity to our operations and increase our costs. In addition, noncompliance with the conditions of the grants or arrangements could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. We may be unable to obtain future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. Further, any decrease in amounts received could have a material adverse effect on our business, results of operations, or financial condition.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, shareholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See "Note 9. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding such matters which are still pending. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2023, we had goodwill of $6.68 billion and net intangible assets of $3.25 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first three months of fiscal 2024 or in fiscal 2023. There were no material impairment charges to intangible assets in the first three months of fiscal 2024. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product failures, contracts, export controls and sanctions, and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless, have in the past and could in the future result in unexpected and substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, incur reputational damage, and our business, financial condition or results of operations could be harmed.

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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first three months of fiscal 2024, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in the first quarter of fiscal 2024.

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

The outcome of future examinations of our income tax returns and existing tax disputes could have an adverse effect on our results of operations.

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

In September 2021, we received a Statutory Notice of Deficiency (Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the Notice. In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020, which if upheld by the highest court that has jurisdiction over this matter in Malaysia, could result in income taxes up to $420.0 million, exclusive of interest and penalties. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to take the matter to court in Malaysia, and if we do, we may be required to pay the assessment and then request a refund from the court upon a series of favorable rulings. The timing of adjudicating this matter is uncertain but could commence in the next 12 months. We believe that the final adjudication of these matters will not have a material impact on our consolidated financial position and results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and released an implementation package in December 2022 which provides a coordinated system to ensure that multinational enterprises pay a global minimum tax. The guidelines and proposals may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a global minimum tax, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Inflation Reduction Act includes a new Corporate AMT of 15.0% on the AFSI of corporations with average AFSI exceeding $1.00 billion over a three-year period. The Corporate AMT is effective in fiscal 2024. Based on currently enacted tax laws, we do not expect the Inflation Reduction Act to have a material impact upon our tax expense, cash taxes, and effective tax rate.

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

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, emissions, discharge and disposal of hazardous substances used in our products and manufacturing processes, or that are the result of our manufacturing operations, such as greenhouse gases. Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, reduction or suspension of production, cessation of operations or future liabilities. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could impact the health of our employees and others and could impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. For example, proposed rulemaking in Colorado would require companies to significantly reduce greenhouse gas emissions in a shorter timeframe than we would be able to achieve as described in our risk factor regarding our planned capacity expansions. If such rulemaking were to be adopted in its current proposed form this would require us to limit, if not completely curtail, our expansion plans in Colorado, to ramp down our existing operations significantly or risk entering immediate noncompliance with the rule. The magnitude of penalties that may be imposed for non-compliance is not currently known but could include monetary penalties and orders to reduce or cease production.

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

Climate change regulations or voluntary actions we may have taken as part of our ESG initiatives could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, obtain new permits or undertake other costly activities. Failure to obtain required permits could result in fines, suspension or cessation of production. Restrictions on emissions could result in significant costs such as higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such regulations could restrict our manufacturing operations, increase our costs, and have an adverse effect on our operating results.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 26, 2023. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers and suppliers may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy customers who require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or reduce purchase from us, and we may have to write off inventory if it cannot be sold.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $2.49 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of June 30, 2023, the principal amount of our outstanding indebtedness was $6.05 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At June 30, 2023, we had $725.0 million in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026. At June 30, 2023, we had $4.60 billion in aggregate principal amount of Senior Notes and $728.6 million in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 2.670% 2023 Notes in the principal amount of $1.00 billion mature on September 1, 2023 and our 0.972% 2024 Notes in the principal amount of $1.40 billion mature on February 15, 2024, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, commercial paper or other instruments. Since interest rates have increased significantly since we issued our 2.670% 2023 Notes and our 0.972% 2024 Notes, we expect our interest expense will increase as a result of the refinancing of such notes. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes and Convertible Debt, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior notes are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)(2) (in millions)
April 1, 2023 - April 30, 2023	—	$—	—
May 1, 2023 - May 31, 2023	1,091,456	$75.33	1,091,456
June 1, 2023 - June 30, 2023	718,861	$80.81	718,861
	1,810,317		1,810,317	$2,488.3

(1) The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act.
(2) In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. There is no expiration date associated with this authorization.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws of Registrant, effective June 23, 2023	8-K	000-21184	3.1	June 26, 2023

10.1*	2004 Equity Incentive Plan, as amended through April 6, 2023					X

10.2	1994 International Employee Stock Purchase Plan, as amended through June 22, 2023					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 3, 2023	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Financial and Accounting Officer)