Form 10-Q
period 2023-09-30
MICROCHIP TECHNOLOGY INC
filed 2023-11-02
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of October 26, 2023 was 541,045,298.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, maturing on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing on November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the amended Credit Agreement
ASU	Accounting Standards Update
ASU 2020-06	ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Term Loan Amendment, dated as of August 31, 2023
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
Senior Notes	4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, and 4.250% 2025 Notes
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles

(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	September 30,	March 31,
	2023	2023
Cash and cash equivalents	$256.6	$234.0
Accounts receivable, net	1,706.2	1,305.3
Inventories	1,330.9	1,324.9
Other current assets	232.7	205.1
Total current assets	3,526.4	3,069.3
Property, plant and equipment, net	1,206.9	1,177.9
Goodwill	6,675.4	6,673.6
Intangible assets, net	3,088.8	3,369.0
Long-term deferred tax assets	1,576.0	1,623.3
Other assets	527.9	457.2
Total assets	$16,601.4	$16,370.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$283.5	$396.9
Accrued liabilities	1,468.0	1,323.5
Current portion of long-term debt	1,661.1	1,398.2
Total current liabilities	3,412.6	3,118.6
Long-term debt	4,414.7	5,041.7
Long-term income tax payable	678.5	705.7
Long-term deferred tax liability	34.1	42.7
Other long-term liabilities	1,093.0	948.0
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,806,238 shares issued and 541,044,229 shares outstanding at September 30, 2023; 577,805,623 shares issued and 545,459,814 shares outstanding at March 31, 2023	0.5	0.5
Additional paid-in capital	2,414.6	2,413.3
Common stock held in treasury: 36,762,009 shares at September 30, 2023; 32,345,809 shares at March 31, 2023	(2,109.3)	(1,660.2)
Accumulated other comprehensive loss	(2.8)	(4.1)
Retained earnings	6,665.5	5,764.1
Total stockholders' equity	6,968.5	6,513.6
Total liabilities and stockholders' equity	$16,601.4	$16,370.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,254.3	$2,073.2	$4,542.9	$4,036.8
Cost of sales	726.9	675.3	1,457.1	1,329.0
Gross profit	1,527.4	1,397.9	3,085.8	2,707.8

Research and development	292.6	268.6	591.1	537.6
Selling, general and administrative	196.6	202.4	400.2	391.3
Amortization of acquired intangible assets	151.4	167.5	302.9	335.1
Special charges (income) and other, net	1.8	4.3	3.5	(12.6)
Operating expenses	642.4	642.8	1,297.7	1,251.4

Operating income	885.0	755.1	1,788.1	1,456.4

Interest income	1.6	0.2	3.1	0.3
Interest expense	(46.8)	(53.3)	(94.0)	(103.6)
Loss on settlement of debt	(3.1)	(2.1)	(12.2)	(8.3)
Other (loss) income, net	(3.1)	(0.8)	(3.1)	0.9
Income before income taxes	833.6	699.1	1,681.9	1,345.7
Income tax provision	167.0	152.9	348.9	292.3
Net income	$666.6	$546.2	$1,333.0	$1,053.4

Basic net income per common share	$1.23	$0.99	$2.45	$1.91
Diluted net income per common share	$1.21	$0.98	$2.42	$1.88
Dividends declared per common share	$0.410	$0.301	$0.793	$0.577
Basic common shares outstanding	543.1	551.5	544.1	552.7
Diluted common shares outstanding	549.2	558.3	550.3	559.9

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$666.6	$546.2	$1,333.0	$1,053.4
Components of other comprehensive income (loss):
Actuarial gains related to defined benefit pension plans, net of tax effect	1.6	5.1	1.3	9.1
Change in net foreign currency translation adjustment	—	(0.1)	—	(0.1)
Other comprehensive income, net of tax effect	1.6	5.0	1.3	9.0
Comprehensive income	$668.2	$551.2	$1,334.3	$1,062.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,333.0	$1,053.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441.9	511.2
Deferred income taxes	27.0	131.3
Share-based compensation expense related to equity incentive plans	89.9	82.5
Loss on settlement of debt	12.2	8.3
Amortization of debt discount	4.8	3.6
Amortization of debt issuance costs	4.0	4.7
Impairment of intangible assets	1.1	—
Other non-cash adjustment	(0.1)	(2.3)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(400.9)	(60.6)
Increase in inventories	(5.1)	(190.2)
Increase in accounts payable and accrued liabilities	64.0	144.3
Change in other assets and liabilities	63.9	(10.6)
Change in income tax payable	(26.3)	(42.0)
Net cash provided by operating activities	1,609.4	1,633.6
Cash flows from investing activities:
Proceeds from sales of assets	0.4	0.4
Investments in other assets	(49.6)	(52.8)
Capital expenditures	(185.5)	(232.2)
Net cash used in investing activities	(234.7)	(284.6)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	5,551.0	2,765.0
Repayments of Revolving Credit Facility	(5,612.0)	(3,192.0)
Proceeds from borrowings on 2025 Term Loan Facility	750.0	—
Proceeds from issuance of Commercial Paper	995.0	—
Repayment of senior notes	(2,000.0)	—
Payments on settlement of convertible debt	(132.8)	(170.4)
Deferred financing costs	(1.0)	—
Proceeds from sale of common stock	40.6	37.8
Tax payments related to shares withheld for vested RSUs	(30.4)	(40.1)
Repurchase of common stock	(480.1)	(442.4)
Payment of cash dividends	(431.6)	(319.1)
Capital lease payments	(0.8)	(0.4)
Net cash used in financing activities	(1,352.1)	(1,361.6)
Net increase (decrease) in cash and cash equivalents	22.6	(12.6)
Cash and cash equivalents, and restricted cash at beginning of period	234.0	317.4
Cash and cash equivalents, and restricted cash at end of period	$256.6	$304.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—
Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	2,393.6	25.3	(975.0)	(16.6)	4,575.9	5,977.9
Net Income	—	—	—	—	—	546.2	546.2
Other comprehensive income	—	—	—	—	5.0	—	5.0
Proceeds from sales of common stock through employee equity incentive plans	1.4	24.4	—	—	—	—	24.4
RSU withholdings	(0.3)	(20.7)	—	—	—	—	(20.7)
Treasury stock used for new issuances	(1.1)	(24.8)	(1.1)	24.8	—	—	—
Repurchase of common stock	—	—	3.6	(247.2)	—	—	(247.2)
Settlement of convertible debt	—	(58.2)	—	—	—	—	(58.2)
Share-based compensation	—	41.8	—	—	—	—	41.8
Cash dividend	—	—	—	—	—	(166.1)	(166.1)
Balance at September 30, 2022	577.8	$2,356.1	27.8	$(1,197.4)	$(11.6)	$4,956.0	$6,103.1

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	2,400.8	33.5	(1,786.7)	(4.4)	6,221.6	6,831.3
Net Income	—	—	—	—	—	666.6	666.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Proceeds from sales of common stock through employee equity incentive plans	1.1	25.3	—	—	—	—	25.3
RSU withholdings	(0.2)	(14.7)	—	—	—	—	(14.7)
Treasury stock used for new issuances	(0.9)	(19.7)	(0.9)	19.7	—	—	—
Repurchase of common stock	—	—	4.2	(342.3)	—	—	(342.3)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Settlement of convertible debt	—	(22.0)	—	—	—	—	(22.0)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(222.7)	(222.7)
Balance at September 30, 2023	577.8	$2,415.1	36.8	$(2,109.3)	$(2.8)	$6,665.5	$6,968.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or for any other period.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended September 30, 2023		Six Months Ended September 30, 2023
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,227.7	$1,500.8	$4,482.5	$3,025.4
Technology licensing	26.6	26.6	60.4	60.4
Total	$2,254.3	$1,527.4	$4,542.9	$3,085.8

	Three Months Ended September 30, 2022		Six Months Ended September 30, 2022
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,028.2	$1,352.9	$3,953.9	$2,624.9
Technology licensing	45.0	45.0	82.9	82.9
Total	$2,073.2	$1,397.9	$4,036.8	$2,707.8

Note 3. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Mixed-signal Microcontrollers	$1,280.1	$1,179.5	$2,581.8	$2,242.5
Analog	623.0	572.5	1,256.6	1,152.5
Other	351.2	321.2	704.5	641.8
Total net sales	$2,254.3	$2,073.2	$4,542.9	$4,036.8

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Distributors	$1,126.1	$958.3	$2,234.0	$1,871.4
Direct customers	1,101.6	1,069.9	2,248.5	2,082.5
Licensees	26.6	45.0	60.4	82.9
Total net sales	$2,254.3	$2,073.2	$4,542.9	$4,036.8

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of September 30, 2023, the Company had approximately $899.0 million of deferred revenue, of which $175.7 million is included within accrued liabilities and the remaining $723.3 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2023, the Company had approximately $757.7 million of deferred revenue in the semiconductor product segment, of which $121.4 million is included within accrued liabilities and the remaining $636.3 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $62.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the six months ended September 30, 2023. This amount was immaterial for the six months ended September 30, 2022.

Of the $899.0 million of deferred revenue as of September 30, 2023, $857.7 million is cash collected from customers under LTSAs, of which $138.4 million is included within accrued liabilities and $719.3 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining performance obligations for the LTSAs were approximately $4.12 billion as of September 30, 2023, of which approximately 22% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $41.3 million of deferred revenue as of September 30, 2023 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $41.3 million will be recognized as net sales within the next 12 months.

In addition to LTSAs, a portion of the Company's non-LTSA customer contracts contain firmly committed orders beyond 12 months at the time of order. The transaction price for these orders with remaining performance obligations as of September 30, 2023, for orders with initial durations in excess of 12 months, approximates 20% of fiscal 2023 net sales, of which approximately 85% is expected to be recognized over the next 12 months. The amount and timing of such net sales is inherently uncertain because the ultimate transaction prices will be affected by variable consideration which is subject to change based upon market conditions at the time of the sale, contract modifications, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods.

Note 4. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$666.6	$546.2	$1,333.0	$1,053.4
Basic weighted average common shares outstanding	543.1	551.5	544.1	552.7
Dilutive effect of stock options and RSUs	5.1	5.1	5.0	5.2
Dilutive effect of 2015 Senior Convertible Debt	0.2	0.7	0.3	0.9
Dilutive effect of 2017 Senior Convertible Debt	0.8	0.9	0.9	1.0
Dilutive effect of 2017 Junior Convertible Debt	—	0.1	—	0.1
Diluted weighted average common shares outstanding	549.2	558.3	550.3	559.9
Basic net income per common share	$1.23	$0.99	$2.45	$1.91
Diluted net income per common share	$1.21	$0.98	$2.42	$1.88

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 5 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
2015 Senior Convertible Debt	$29.10	$29.65	$29.18	$29.71
2017 Senior Convertible Debt	$45.38	$46.24	$45.50	$46.34
2020 Senior Convertible Debt	$92.05	$92.92	$92.19	$93.00
2017 Junior Convertible Debt(1)	$—	$45.42	$44.81	$45.52
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 5. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			September 30,	March 31,
			2023	2023
Revolving Credit Facility			$39.0	$100.0
2025 Term Loan Facility			750.0	—
Commercial Paper			1,000.0	—
4.333% 2023 Notes	4.333%	4.7%	—	1,000.0
2.670% 2023 Notes	2.670%	2.8%	—	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			5,389.0	5,700.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.7	12.4
2017 Senior Convertible Debt	1.625%	1.8%	38.0	82.2
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	—	6.5
Total Convertible Debt			710.2	766.6

Gross long-term debt including current maturities			6,099.2	6,466.6
Less: Debt discount(1)			(10.6)	(10.4)
Less: Debt issuance costs(2)			(12.8)	(16.3)
Net long-term debt including current maturities			6,075.8	6,439.9
Less: Current maturities(3)			(1,661.1)	(1,398.2)
Net long-term debt			$4,414.7	$5,041.7

(1) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2023	2023
Commercial Paper	$(3.3)	$—
4.333% 2023 Notes	—	(0.2)
2.670% 2023 Notes	—	(0.4)
0.972% 2024 Notes	(0.5)	(1.2)
0.983% 2024 Notes	(0.9)	(1.3)
4.250% 2025 Notes	(5.9)	(7.3)
Total unamortized discount	$(10.6)	$(10.4)

(2) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2023	2023
Revolving Credit Facility	$(7.1)	$(8.6)
2025 Term Loan Facility	(0.9)	—
4.333% 2023 Notes	—	(0.4)
2.670% 2023 Notes	—	(0.2)
0.972% 2024 Notes	(0.3)	(0.6)
0.983% 2024 Notes	(0.4)	(0.8)
4.250% 2025 Notes	(0.8)	(0.9)
2017 Senior Convertible Debt	(0.2)	(0.4)
2020 Senior Convertible Debt	(3.1)	(4.4)
Total debt issuance costs	$(12.8)	$(16.3)

(3) As of September 30, 2023, current maturities consisted of the 2020 Senior Convertible Debt which will be convertible on August 15, 2024, and the 0.983% 2024 Notes which mature on September 1, 2024. As of September 30, 2023, the outstanding Commercial Paper, and the 0.972% 2024 Notes which mature on February 15, 2024 were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of September 30, 2023, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2023, current maturities consisted of the 0.972% 2024 Notes which mature on February 15, 2024. As of March 31, 2023, the 2.670% 2023 Notes, which matured on September 1, 2023, and the 4.333% 2023 Notes, which matured on June 1, 2023 were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2023, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations as of September 30, 2023, are as follows (in millions):

Fiscal year ending March 31,	Amount
2024	$2,400.0
2025	1,672.2
2026	1,950.0
2027	77.0
Total	$6,099.2

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2023
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.3667	$29.10	17.1851	48.1125
2017 Senior Convertible Debt(1)	22.0373	$45.38	11.0194	31.4033
2020 Senior Convertible Debt(1)	10.8633	$92.05	—	15.2086

(1) As of September 30, 2023, the 2020 Senior Convertible Debt was not convertible. As of September 30, 2023, the holders of each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt have the right to convert their notes between October 1, 2023 and December 31, 2023 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended September 30, 2023. As of September 30, 2023, the adjusted conversion rate for the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt would be increased to 45.1450 shares of common stock and 26.6501 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $78.05 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of September 30, 2023, each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt had a conversion value in excess of par of $17.0 million and $41.1 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Debt issuance cost amortization	$1.1	$1.7	$2.6	$3.4
Debt discount amortization	3.1	1.8	4.8	3.6
Interest expense	40.4	47.2	81.9	91.0
Total interest expense on Senior Indebtedness	44.6	50.7	89.3	98.0
Debt issuance cost amortization	0.7	0.7	1.4	1.3
Coupon interest expense	0.4	0.7	0.9	1.7
Total interest expense on Convertible Debt	1.1	1.4	2.3	3.0
Other interest expense	1.1	1.2	2.4	2.6
Total interest expense	$46.8	$53.3	$94.0	$103.6

The Company's debt settlement transactions consists of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

September 2023(1)
2.670% 2023 Notes	$1,000.0	$1,000.0	$—
August 2023(2)
2017 Senior Convertible Debt	$18.2	$42.7	$3.1
June 2023(3)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—
May 2023(4)
2015 Senior Convertible Debt	$5.6	$18.9	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$2.1

(1) The Company used borrowings under its 2025 Term Loan Facility and its Revolving Credit Facility to finance the settlement.
(2) The Company settled portions of its 2017 Senior Convertible Debt in privately negotiated transactions that are accounted for as induced conversions.
(3) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.
(4) The Company settled portions of its 2015 Senior Convertible Debt and 2017 Senior Convertible Debt, and the outstanding principal amount of its 2017 Junior Convertible Debt in privately negotiated transactions that are accounted for as induced conversions.

Senior Credit Facilities

In August 2023, the amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, the Company borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on the Company's credit rating.

Commercial Paper

In September 2023, the Company established a commercial paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Outstanding Commercial Paper reduces the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility. As of September 30, 2023, the Company had $1.00 billion of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 5.64% as of September 30, 2023.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at September 30, 2023 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper at September 30, 2023 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	September 30, 2023		March 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$31.9	$39.0	$91.4	$100.0
2025 Term Loan Facility	749.1	750.0	—	—
Commercial Paper	996.7	1,000.0	—	—
4.333% 2023 Notes	—	—	999.4	997.1
2.670% 2023 Notes	—	—	999.4	985.4
0.972% 2024 Notes	1,399.2	1,374.1	1,398.2	1,337.6
0.983% 2024 Notes	998.7	955.1	997.9	941.9
4.250% 2025 Notes	1,193.3	1,162.9	1,191.8	1,176.0
2015 Senior Convertible Debt	6.7	23.6	12.4	41.8
2017 Senior Convertible Debt	37.8	84.1	81.8	189.6
2020 Senior Convertible Debt	662.4	693.9	661.1	732.1
2017 Junior Convertible Debt	—	—	6.5	14.5
Total	$6,075.8	$6,082.7	$6,439.9	$6,516.0

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 5 for further information).

Note 7. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	September 30, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,285.0	$(4,371.9)	$2,913.1
Customer-related	196.7	(132.8)	63.9
Software licenses	219.1	(107.3)	111.8
Total	$7,700.8	$(4,612.0)	$3,088.8

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,296.2	$(4,103.4)	$3,192.8
Customer-related	199.8	(128.0)	71.8
In-process research and development	5.7	—	5.7
Software licenses	211.7	(113.0)	98.7
Distribution rights and other	0.3	(0.3)	—
Total	$7,713.7	$(4,344.7)	$3,369.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2024 through fiscal 2028, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2024	$343.9
2025	$554.9
2026	$485.3
2027	$383.6
2028	$297.9

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Amortization expense charged to cost of sales	$3.0	$3.9	$6.0	$7.2
Amortization expense charged to operating expense	169.0	184.3	338.4	368.7
Total amortization expense	$172.0	$188.2	$344.4	$375.9

The Company recognized impairment charges of $0.6 million and $1.1 million in the three and six months ended September 30, 2023, respectively. There were no impairment charges in the three and six months ended September 30, 2022.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2023	$6,654.4	$19.2
Additions	1.8	—
Balance at September 30, 2023	$6,656.2	$19.2

At March 31, 2023, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through September 30, 2023, the Company has never recorded a goodwill impairment charge.

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2023	2023
Trade accounts receivable	$1,702.2	$1,300.4
Other	12.3	13.5
Total accounts receivable, gross	1,714.5	1,313.9
Less: allowance for expected credit losses	8.3	8.6
Total accounts receivable, net	$1,706.2	$1,305.3

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. The Company did not sell its trade accounts receivable in the three months ended September 30, 2023. Total trade accounts receivable sold under the factoring arrangement in the six months ended September 30, 2023 were $64.9 million, compared to $186.2 million and $354.9 million for the three and six months ended September 30, 2022, respectively.

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2023	2023
Raw materials	$181.6	$192.6
Work in process	859.6	809.8
Finished goods	289.7	322.5
Total inventories	$1,330.9	$1,324.9

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2023	2023
Land	$89.3	$89.3
Building and building improvements	746.6	716.4
Machinery and equipment	2,743.9	2,669.1
Projects in process	372.6	354.3
Total property, plant and equipment, gross	3,952.4	3,829.1
Less: accumulated depreciation and amortization	2,745.5	2,651.2
Total property, plant and equipment, net	$1,206.9	$1,177.9

Depreciation expense attributed to property, plant and equipment was $47.0 million and $97.5 million for the three and six months ended September 30, 2023, respectively, compared to $63.6 million and $135.3 million for the three and six months ended September 30, 2022, respectively. Depreciation expense in the three and six months ended September 30, 2023 included the impact of higher production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and six months ended September 30, 2023 and 2022, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2023	2023
Accrued compensation and benefits	$182.1	$193.5
Income taxes payable	107.9	106.2
Deferred revenue	175.7	121.4
Sales related reserves	727.2	536.1
Current portion of lease liabilities	32.3	31.5
Accrued expenses and other liabilities	242.8	334.8
Total accrued liabilities	$1,468.0	$1,323.5

Note 9. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of September 30, 2023, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2024	$586.9
2025	219.7
2026	231.4
2027	196.9
2028	171.0
Thereafter	196.3
Total	$1,602.2

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $189.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2023, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2023, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $150.0 million in excess of amounts accrued.

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

Note 10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended September 30, 2023 is 20.68% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the six months ended September 30, 2023 and September 30, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

Note 11. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of sales(1)	$7.4	$6.5	$14.2	$14.2
Research and development	23.7	19.8	46.6	39.9
Selling, general and administrative	14.3	15.0	29.1	28.4
Pre-tax effect of share-based compensation	45.4	41.3	89.9	82.5
Income tax benefit	9.6	8.8	19.0	17.6
Net income effect of share-based compensation	$35.8	$32.5	$70.9	$64.9

(1) During the three and six months ended September 30, 2023, $4.7 million and $9.9 million, respectively, of share-based compensation expense was capitalized to inventory and $7.4 million and $14.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2022, $4.7 million and $9.5 million, respectively, of share-based compensation expense was capitalized to inventory and $6.5 million and $14.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 12. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and six months ended September 30, 2023, the Company purchased approximately 4.2 million shares and 6.0 million shares, respectively, of its common stock for a total cost of $342.3 million and $483.5 million, respectively, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of September 30, 2023, approximately $2.15 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2023, the Company had approximately 36.8 million treasury shares.

Note 13. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)
Net other comprehensive income	1.3	—	1.3
Balance at September 30, 2023	$12.3	$(15.1)	$(2.8)

Note 14. Dividends

A quarterly cash dividend of $0.410 per share was paid on September 5, 2023 in the aggregate amount of $222.7 million.  A quarterly cash dividend of $0.439 per share was declared on November 2, 2023 and will be paid on December 6, 2023 to stockholders of record as of November 22, 2023. The Company expects the December 2023 payment of its quarterly cash dividend to be approximately $238.0 million.

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
•The impact of the legislative and policy changes implemented or which may be implemented by the current administration on our business and the trading price of our stock;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

While strong customer demand for our products outpaced capacity in fiscal 2023, many of our customers felt the effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates in the March 2023 quarter which continued through the first half of fiscal 2024. During this period, we experienced weakening business conditions globally and continued to receive customer requests to push out or cancel backlog and we currently expect such weak business conditions to continue in the December quarter. Consistent with the slowing macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2025.

In order to provide prioritized capacity to our customers, we launched our Preferred Supply Program in February 2021, which provides our customers with prioritized capacity beginning six months after the customer places an order for 12 months of continuous, non-cancellable and non-reschedulable backlog. Although orders under our original program cannot be cancelled or rescheduled by the customer, in recent periods, we have accommodated certain requests by customers to push-out orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. In response to industry capacity conditions improving and our product lead times reducing, we modified our Preferred Supply Program in August 2023 to allow customers to place orders for six months of continuous backlog rather than 12 months in the original program. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. Since the March 2022 quarter, we have been entering into long-term supply agreements (LTSAs) with certain of our customers for products that will be shipped in future periods. We also entered into certain LTSAs with key suppliers.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  In fiscal 2023, we announced our intent to expand our production capacity in the U.S. In particular, we have continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and we plan to invest $880 million to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2024 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	32.2	32.6	32.1	32.9
Gross profit	67.8	67.4	67.9	67.1

Research and development	13.0	13.0	13.0	13.3
Selling, general and administrative	8.7	9.8	8.8	9.7
Amortization of acquired intangible assets	6.7	8.0	6.6	8.3
Special charges (income) and other, net	0.1	0.2	0.1	(0.3)
Operating income	39.3%	36.4%	39.4%	36.1%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net sales	$2,254.3	$2,073.2	8.7%	$4,542.9	$4,036.8	12.5%

The increases in net sales in the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 were primarily due to our ability to satisfy our backlog of customer orders as more capacity became available. In the second half of fiscal 2023, there began to be some increased uncertainty as to the future direction of the global economy due to rising interest rates and high inflation. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2023 with respect to our very broad range of customers and products. These price increases also contributed to the increases in net sales during the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by strength in all of our product lines. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes other than the net demand fluctuations in the end market we serve. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our Total Systems Solutions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and six months ended September 30, 2023 or the three and six months ended September 30, 2022.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Mixed-signal Microcontrollers	$1,280.1	56.8	$1,179.5	56.9	$2,581.8	56.8	$2,242.5	55.6
Analog	623.0	27.6	572.5	27.6	1,256.6	27.7	1,152.5	28.5
Other	351.2	15.6	321.2	15.5	704.5	15.5	641.8	15.9
Total net sales	$2,254.3	100.0	$2,073.2	100.0	$4,542.9	100.0	$4,036.8	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 56.8% of our net sales for each of the three and six months ended September 30, 2023, compared to approximately 56.9% and 55.6% of our net sales for the three and six months ended September 30, 2022, respectively.

Net sales of our mixed-signal microcontroller products increased 8.5% and 15.1% in the three and six months ended September 30, 2023, respectively, compared to the three and six months ended September 30, 2022. These sales increases were due primarily to strength in demand and our available capacity for our mixed-signal microcontroller products in end markets that we serve and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 27.6% and 27.7% of our net sales for the three and six months ended September 30, 2023, respectively, compared to approximately 27.6% and 28.5% of our net sales for the three and six months ended September 30, 2022, respectively.

Net sales from our analog product line increased 8.8% and 9.0% in the three and six months ended September 30, 2023, respectively, compared to the three and six months ended September 30, 2022, primarily due to strength in demand and our available capacity for our analog products in end markets that we serve and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 15.6% and 15.5% of our net sales for the three and six months ended September 30, 2023, respectively, compared to approximately 15.5% and 15.9% of our net sales for the three and six months ended September 30, 2022, respectively.

Net sales related to these services and products increased 9.3% and 9.8% in the three and six months ended September 30, 2023, respectively, compared to the three and six months ended September 30, 2022. The increases in net sales were primarily due to strength in demand and our available capacity for our products in end markets that we serve and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% and 49% of our net sales in the three and six months ended September 30, 2023, respectively, compared to approximately 46% of our net sales in each of the three and six months ended September 30, 2022. With the exception of Arrow Electronics, our largest distributor, which made up 11% and 10% of our net sales in the six months ended September 30, 2023 and in the six months ended September 30, 2022, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in the six months ended September 30, 2023 or in the six months ended September 30, 2022. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At September 30, 2023, our distributors maintained 35 days of inventory of our products compared to 24 days at March 31, 2023.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Americas	$655.2	29.1	$525.1	25.3	$1,298.0	28.6	$1,021.3	25.3
Europe	558.0	24.8	415.8	20.1	1,116.5	24.6	813.4	20.1
Asia	1,041.1	46.1	1,132.3	54.6	2,128.4	46.8	2,202.1	54.6
Total net sales	$2,254.3	100.0	$2,073.2	100.0	$4,542.9	100.0	$4,036.8	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% and 76% of our total net sales in the three and six months ended September 30, 2023, respectively, compared to approximately 78% of our total net sales in each of the three and six months ended September 30, 2022. The decreases in Asia net sales in the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 were due to unfavorable business conditions and weakening demand in the China market. The increases in Americas and Europe net sales in the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 were due to additional shipment capacity that was made available by the weakening demand environment in Asia. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2023 was $1.53 billion, or 67.8% of net sales, compared to $1.40 billion, or 67.4% of net sales, in the three months ended September 30, 2022. Our gross profit in the six months ended September 30, 2023 was $3.09 billion, or 67.9% of net sales, compared to $2.71 billion, or 67.1% of net sales, in the six months ended September 30, 2022. The primary reason for the increases in gross profit in the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 was a favorable net impact of product mix and average gross profit per unit of $130.2 million and $396.2 million in the three and six months ended September 30, 2023, respectively. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was a favorable impact of $17.7 million and an adverse impact of $4.1 million in the three and six months ended September 30, 2023, respectively, compared to the three and six months ended September 30, 2022. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was an adverse impact of $18.4 million and $22.5 million in the three and six months ended September 30, 2023, respectively, compared to the three and six months ended September 30, 2022. The impact of unabsorbed capacity charges in the three and six months ended September 30, 2023 was not material.

Our overall inventory levels were $1.33 billion at September 30, 2023, compared to $1.32 billion at March 31, 2023. We maintained 167 days of inventory on our balance sheet at September 30, 2023 compared to 169 days of inventory at March 31, 2023. Our inventory was relatively flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels including accommodating requests from certain customers to push-out orders. Our inventory levels are impacted by the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 58% of our assembly requirements were performed in our internal assembly facilities during each of the three and six months ended September 30, 2023, compared to approximately 59% during each of the three and six months ended

September 30, 2022. Approximately 73% and 71% of our test requirements were performed in our internal test facilities during the three and six months ended September 30, 2023, respectively, compared to approximately 69% and 67% during the three and six months ended September 30, 2022, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 65% and 66% of our net sales came from products that were produced at outside wafer foundries during the three and six months ended September 30, 2023, respectively, compared to approximately 63% during each of the three and six months ended September 30, 2022. These percentages may vary from quarter to quarter based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended September 30, 2023 were $292.6 million, or 13.0% of net sales, compared to $268.6 million, or 13.0% of net sales, for the three months ended September 30, 2022. R&D expenses for the six months ended September 30, 2023 were $591.1 million, or 13.0% of net sales, compared to $537.6 million, or 13.3% of net sales, for the six months ended September 30, 2022. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $24.0 million, or 8.9%, for the three months ended September 30, 2023 over the same period last year.  R&D expenses increased $53.5 million, or 10.0%, for the six months ended September 30, 2023 over the same period last year. The primary reasons for the increases in R&D costs were increases in headcount and employee compensation as well as higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2023 were $196.6 million, or 8.7% of net sales, compared to $202.4 million, or 9.8% of net sales, for the three months ended September 30, 2022. Selling, general and administrative expenses for the six months ended September 30, 2023 were $400.2 million, or 8.8% of net sales, compared to $391.3 million, or 9.7% of net sales, for the six months ended September 30, 2022.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $5.8 million, or 2.9%, for the three months ended September 30, 2023 over the same period last year.  Selling, general and administrative expenses increased $8.9 million, or 2.3%, for the six months ended September 30, 2023 over the same period last year.  The primary reasons for the decreases in selling, general and administrative expenses for the three months ended September 30, 2023 over the same period last year were due to lower professional service costs associated with our acquisitions as well as lower legal costs. The primary reason for the increases in selling, general and administrative expenses for the six months ended September 30, 2023 over the same period last year was due to increases in headcount.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2023 was $151.4 million and $302.9 million, respectively, compared to $167.5 million and $335.1 million for the three and six months ended September 30, 2022, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During the three and six months ended September 30, 2023, we incurred special charges and other, net of $1.8 million and $3.5 million, respectively. The special charges and other, net incurred during the three and six months ended September 30, 2023, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. During the three and six months ended September 30, 2022, we incurred special charges and other, net of $4.3 million and earned special income and other, net of $12.6 million, respectively. The special charges and other, net incurred were primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency and the special income and other, net earned were primarily related to a favorable resolution of a previously accrued legal matter.

Other Income (Expense)

Interest expense in the three and six months ended September 30, 2023 was $46.8 million and $94.0 million, respectively, compared to $53.3 million and $103.6 million, respectively, for the three and six months ended September 30, 2022. The primary reasons for the decreases in interest expense was due to the cumulative pay down of our debt offset by higher interest rates on our outstanding debt.

During the three and six months ended September 30, 2023, we recognized losses of $3.1 million and $12.2 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt. During the three and six months ended September 30, 2022, we recognized losses of $2.1 million and $8.3 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the six months ended September 30, 2023 and September 30, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the six months ended September 30, 2023 and September 30, 2022 was approximately 22%. Our non-U.S. blended statutory tax rates in the six months ended September 30, 2023 and September 30, 2022 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In October 2023, we received a letter from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes up to $360.0 million, exclusive of interest and penalties. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

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

Liquidity and Capital Resources

We had $256.6 million in cash and cash equivalents at September 30, 2023, an increase of $22.6 million from the March 31, 2023 balance.

Operating Activities

Net cash provided by operating activities was $1.61 billion in the six months ended September 30, 2023 primarily due to higher net income of $1.33 billion, adjusted for non-cash and non-operating charges of $580.8 million and net cash outflows of $304.4 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the six months ended September 30, 2023 include an increase in trade accounts receivable driven primarily by timing of shipments and collections, and an increase in inventories related to increased raw materials, foundry wafers, finished goods, receipt of strategic last time buy materials, accommodating requests from certain customers to push-out orders, offset by increases in accrued and other liabilities driven by higher deferred revenue and sales related reserves, including cash collected from customers under our LTSAs. The cash collected from these LTSAs is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these LTSAs to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 3. Net Sales" to our condensed consolidated financial statements). Net cash provided by operating activities was $1.63 billion in the six months ended September 30, 2022 primarily due to net income of $1.05 billion, adjusted for non-cash and non-operating charges of $739.3 million and net cash outflows of $159.1 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $234.7 million in the six months ended September 30, 2023 compared to $284.6 million in the six months ended September 30, 2022. During the six months ended September 30, 2023 and September 30, 2022, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2023 were $185.5 million compared to $232.2 million in the six months ended September 30, 2022. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in the first half of fiscal 2024, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We currently intend to invest between $250 million and $350 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

Financing Activities

Net cash used in financing activities was $1.35 billion in the six months ended September 30, 2023 compared to $1.36 billion in the six months ended September 30, 2022. Significant transactions affecting our net financing cash flows included:
•in the first six months of fiscal 2024, $448.8 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility, and proceeds from the issuance of our Commercial Paper, and
•in the first six months of fiscal 2023, $597.4 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first six months of fiscal 2024 and fiscal 2023, we paid cash dividends to our stockholders of $431.6 million and $319.1 million, respectively, and
•in the first six months of fiscal 2024 and fiscal 2023, we repurchased shares of our common stock for $480.1 million and $442.4 million, respectively.

In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a commercial paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper will be sold from time to time at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The outstanding Commercial Paper balance will reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility. As of September 30, 2023, the principal amount of our outstanding indebtedness was $6.10 billion. At September 30, 2023, we had $39.0 million of outstanding borrowings under the Revolving Credit Facility compared to $100.0 million at March 31, 2023. At September 30, 2023, we had $1.00 billion in outstanding principal amount of our Commercial Paper.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first six months of fiscal 2024, we repurchased approximately 6.0 million shares of our common stock for $480.1 million under this authorization. In the first six months of fiscal 2023, we repurchased approximately 6.5 million shares of our common stock for $442.4 million under this authorization. As of September 30, 2023, approximately $2.15 billion remained available for repurchases under the program. As of September 30, 2023, we held approximately 36.8 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $6.17 billion. A quarterly cash dividend of $0.410 per share was paid on September 5, 2023 in the aggregate amount of $222.7 million. A quarterly dividend of $0.439 per share was declared on November 2, 2023 and will be paid on December 6, 2023 to stockholders of record as of November 22, 2023. We expect the aggregate cash dividend for the December 2023 quarter to be approximately $238.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and our 2025 Term Loan Facility, and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 9. Commitments and Contingencies", "Note 5. Debt" and "Note 10. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We are also pursuing incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2023, our current and long-term debt totaled $6.10 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $5.31 billion as of September 30, 2023. We have interest rate exposure with respect to the $789.0 million of our variable interest rate debt outstanding under our Revolving Credit Facility and our 2025 Term Loan Facility, as of September 30, 2023. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.9 million. We intend to finance the repayment of a portion of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, Commercial Paper or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 5. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks such as COVID-19), cybersecurity incidents, terrorist activity, armed conflict, war (including military conflict in the Middle East and Russia's invasion of Ukraine), worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
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
•costs and outcomes of any current or future tax audits or any litigation, investigation or claims involving intellectual property, our acquisitions, customers or other issues; and
•property damage or other losses, whether or not covered by insurance.

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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the COVID-19 pandemic, industry work stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, we believe that the pricing environment has now stabilized. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of the COVID-19 pandemic, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility.

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

We do not, nor have we historically, purchased significant amounts of equipment from Russia, Belarus, or Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium, and nickel. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, neon, cesium, and rubidium supply chains, at this time, our supply chains have been able to meet our needs. While sales of our products into Russia, Belarus and Ukraine and to customers that sell into these countries, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions. Further, because we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2024, approximately 66% of our net sales came from products that were produced at outside wafer foundries compared to 63% of our net sales in fiscal 2023. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2024, approximately 42% of our assembly requirements and 29% of our test requirements were performed by third-party contractors, compared to approximately 41% and 33%, respectively, during fiscal 2023. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. There can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such additional capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2024, approximately 76% of our net sales were made to foreign customers, including 18% in China and 12% in Taiwan. During fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 21% in China and 14% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In the first half of fiscal 2024, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets would likely result in lower demand for our products, which could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 38. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. To participate in the original Preferred Supply Program, customers were expected to place 12 months of orders, which could not be cancelled or rescheduled by the customer except in the event of price increases. The capacity priority under the Preferred Supply Program began for shipments in July 2021. In response to industry capacity conditions improving and our product lead times reducing, we modified our Preferred Supply Program in August 2023 to allow customers to place orders for six months of continuous backlog rather than 12 months in the original program. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. The Preferred Supply Program and the LTSAs are not a guarantee of supply; however, they will provide the highest priority for those orders which are under these programs, and the capacity priority will be on a first-come, first-served basis until the available capacity is booked. A significant portion of our backlog is booked under these programs. We believe these programs will enable us to be in a stronger position to make capacity and raw material commitments to our suppliers, buy capital equipment with confidence, hire employees and ramp up manufacturing and manufacture products more efficiently. There can be no assurance that the programs will be successful or that they will provide the benefits we expect to our business. For example, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that customers under these programs attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under these programs. Additionally, as older orders under these programs cannot be cancelled or returned except in the event of price increases or special accommodations from us, these programs have resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in later periods.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales or reduced market share.

The semiconductor industry is intensely competitive and faces price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant assistance financial or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors, including to try to disrupt the U.S. semiconductor industry. The semiconductor industry has experienced significant consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors, including, but not limited to:
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

We have experienced, and may experience in the future, modest pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our memory and non-proprietary products in our analog product line. In fiscal 2023 and fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, including as a result of actions taken by foreign governments such as China to favor companies located in their own country, which could adversely impact our operating results.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first six months of fiscal 2024 and in fiscal 2023, we operated at or above normal capacity levels.

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

Investments in capital expenditures for our capacity expansion projects may not generate expected returns, or cash flows. Significant judgement is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in commencement, completion and ramping of expanded production facilities, or failure to optimize our investment choices, or increased costs could significantly adversely impact our ability to realize expected returns on our capital expenditures. Changes in laws or rulemaking in jurisdictions where we have planned expansion may cause us to reconsider the location or size of such expansion plans. For example, a recently adopted rule in Colorado (GEMM Phase 2) would require companies to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, even with the installation of costly equipment we may be unable to meet the timelines on greenhouse gas reduction required by the state of Colorado. As the final version of GEMM Phase 2 has not been published, we are still evaluating what impact the rule will have on our expansion plans in Colorado pending our review of the final rule. Further adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. If we do receive government incentives through the CHIPS Act, or through foreign, state, and local grants, the restrictions and operational requirements that are associated with such grants could add complexity to our operations and increase our costs. Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, public health conditions or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in the first half of fiscal 2024. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 49% of our net sales in the first six months of fiscal 2024 and approximately 47% of our net sales in fiscal 2023. With the exception of certain orders placed under our original Preferred Supply Program and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, or fire, earthquake, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

As a result of our Microsemi acquisition, in May 2018, a significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements, or the impact of the COVID-19 pandemic.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, the amendment to the U.S. National Defense Authorization Act (NDAA) was signed into law on December 23, 2022, and its provisions go into effect in December 2027. The NDAA amendment prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the U.S. government determines is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when the NDAA amendment goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

In the past, Microsemi experienced delays and reductions in appropriations on programs that included its products. For example, in 2018 there were two federal government shutdowns, and such a shutdown was averted in 2023. Further delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past or future shutdown of the U.S. federal government, could materially and adversely affect our operating results. If, in the future, the U.S. government fails to complete its annual budget process, provide for a continuing resolution to fund government operations or increase the federal debt limit, another federal government shutdown may occur, during which we may experience further delays, reductions in or terminations of government contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in these type of transactions, further changes in U.S. government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification), may adversely impact the contracting environment, our ability to hire and retain employees, and our operating results.

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

From time to time, we have received, and may in the future receive, economic incentive grants, tax benefits, and allowances from national, state and local governments, agencies and research organizations targeted at increasing employment, production or investment at specific locations. Tax arrangements and subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain benefits, and these programs can be subjected to periodic review by the relevant governments. The CHIPS Act and its associated regulations, for example, may contain certain restrictions on grant recipients' technology licensing activities and the expansion of certain facilities. Compliance with these restrictions could add complexity to our operations and increase our costs. In addition, noncompliance with the conditions of the grants or arrangements could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. We may be unable to obtain future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. Further, any decrease in amounts received could have a material adverse effect on our business, results of operations, or financial condition.

We may not fully realize the anticipated benefits of our completed or future acquisitions or divestitures.

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, stockholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. See "Note 9. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding such matters which are still pending. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, issuing Commercial Paper, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2023, we had goodwill of $6.68 billion and net intangible assets of $3.09 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first six months of fiscal 2024 or in fiscal 2023. There were no material impairment charges to intangible assets in the first six months of fiscal 2024. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel had intensified in fiscal 2023 in our industry due to high demand for skilled employees. However, labor has become more available in fiscal 2024 in certain geographic markets in which we operate. Competition for available labor had intensified for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry. And while long-term labor conditions may intensify further due to the expected construction of new wafer fabrication facilities by foundries and third parties in locations near our existing facilities, in the second quarter of fiscal 2024 there has been greater availability of skilled employees.

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

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged outside legal counsel and a leading forensic investigatory firm with experience in such matters. We took steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures. We have analyzed the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods.

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

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors, and other vendors have access to portions of our and our customers' data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such breach or loss of data by our third-party service providers could negatively impact our business, operations and financial results, as well as our relationship with our customers.

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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 13% of our total revenue in the first six months of fiscal 2024, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and in the first half of fiscal 2024.

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

In September 2021, we received a Statutory Notice of Deficiency (Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the Notice. In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In October 2023, we received a letter from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes up to $360.0 million, exclusive of interest and penalties. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months. The ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, emissions, discharge and disposal of hazardous substances used in our products and manufacturing processes, or that are the result of our manufacturing operations, such as greenhouse gases. We must also comply with rules and regulations regarding public reporting of greenhouse gases and hazardous substances and obtain third party assurance of greenhouse gas reporting. Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, reduction or suspension of production, cessation of operations or future liabilities. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. For example, in Colorado the GEMM Phase 2 would require companies to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule as described in our risk factor regarding our planned capacity expansions. As the final version of GEMM Phase 2 has not been published, we are still evaluating what impact the rule will have on our expansion plans in Colorado pending our review of the final rule. We may be required to limit, if not completely curtail, our expansion plans in Colorado, ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

In addition, the number and complexity of laws and customer requirements focused on the energy efficiency of electronic products, the recycling of electronic products, the reduction of chemicals used in and to manufacture electronic products, and the reduction in the amount of packing materials and the increase in the required recycling of packing materials have expanded significantly. It may be difficult for us to timely comply with these laws and we may have insufficient quantities of compliant products to meet customers' needs, thereby adversely impacting our sales and profitability. We may have to write off inventory if we hold unsaleable inventory as a result of changes to regulations. We expect these risks to continue. These requirements may increase our own costs, as well as those passed on to us by our supply chain.

Climate change regulations and sustained adverse climate change pose risks that could harm our results of operations.

Climate change regulations or voluntary actions we may have taken as part of our ESG initiatives could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, obtain new permits or undertake other costly activities. Failure to obtain required permits could result in fines or in a reduction, suspension or cessation of production. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such regulations could restrict our manufacturing operations, increase our costs, and have an adverse effect on our operating results.

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

In October 2023, Colorado adopted rule GEMM Phase 2 that would require companies to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, even with the installation of costly equipment we may be unable to meet the timelines on greenhouse gas reduction required by the state of Colorado. As the final version of GEMM Phase 2 has not been published, we are still evaluating what impact the rule will have on our expansion plans in Colorado once we receive the final rule. Further, adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 26, 2023. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers and others may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity and quality could be negatively impacted.  Our relationships with customers, suppliers and stockholders may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy those that require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or a reduction in purchases from us, and we may have to write off inventory if it cannot be sold.

In addition to concerns over “conflict” minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

Failure to meet ESG expectations or standards, or achieve our corporate responsibility goals, could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, data privacy, cybersecurity, diversity, equality and inclusion, responsible sourcing and supply chain, use of products for illegal or unethical purposes, human rights, and social responsibility. We are committed to corporate responsibility and actively manage these issues including through our guiding values and our internal policies. As an example, since we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus. We have publicly announced certain goals, which we may refine or expand further in the future. These goals reflect our current plans and aspirations, and are not guarantees that we will be able to achieve them. For example, because we operate in an extensive, ever-changing global supply chain, an expectation of complete traceability of standard semiconductor products to every end use and prevention of product misuse and diversion is unachievable. Thus, despite our efforts, our products may be used for illegal or objectionable applications or our suppliers or representatives may engage in conduct that we do not agree with. In such events, we may suffer adverse publicity and our reputation may be harmed. Evolving stakeholder expectations, voluntary and required reporting regimes that are not harmonized and continue to change, and our efforts to manage these issues, report on them, and accomplish our goals, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.

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

Any failure, or perceived failure, to meet evolving stakeholder expectations or industry standards, or achieve our corporate responsibility goals could have an adverse effect on our business, results of operations, financial condition, reputation, or stock price.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $2.15 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of September 30, 2023, the principal amount of our outstanding indebtedness was $6.10 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At September 30, 2023, we had $39.0 million in outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026, and $750.0 million in outstanding borrowings under our 2025 Term Loan Facility, and $1.00 billion in outstanding principal amount of our Commercial Paper. At September 30, 2023, we had $3.60 billion in aggregate principal amount of Senior Notes and $710.2 million in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 0.972% 2024 Notes in the principal amount of $1.40 billion mature on February 15, 2024, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, Commercial Paper or other instruments. Since interest rates have increased significantly since we issued our 0.972% 2024 Notes, we expect our interest expense will increase as a result of the refinancing of such notes. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our senior notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)(2) (in millions)
July 1, 2023 - July 31, 2023	—	$—	—
August 1, 2023 - August 31, 2023	2,736,284	$81.32	2,736,284
September 1, 2023 - September 30, 2023	1,470,640	$79.78	1,470,640
	4,206,924		4,206,924	$2,148.5

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

10.1*	2001 Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.1	August 23, 2023

10.2	1994 International Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.2	August 23, 2023

10.3	Form of Dealer Agreement between Microchip Technology Incorporated, as issuer, and the applicable Dealer party thereto	8-K	000-21184	10.1	September 15, 2023

10.4
First Incremental Term Loan Amendment to the Amended and Restated Credit Agreement, dated as of August 31, 2023, by and among Microchip Technology Incorporated, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders thereto
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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 2, 2023	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)