Form 10-Q
period 2023-12-31
MICROCHIP TECHNOLOGY INC
filed 2024-02-01
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of January 26, 2024 was 540,387,949.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	December 31,	March 31,
	2023	2023
Cash and cash equivalents	$281.0	$234.0
Accounts receivable, net	1,398.1	1,305.3
Inventories	1,311.1	1,324.9
Other current assets	229.4	205.1
Total current assets	3,219.6	3,069.3
Property, plant and equipment, net	1,208.3	1,177.9
Goodwill	6,675.4	6,673.6
Intangible assets, net	2,936.5	3,369.0
Long-term deferred tax assets	1,538.2	1,623.3
Other assets	565.0	457.2
Total assets	$16,143.0	$16,370.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$242.2	$396.9
Accrued liabilities	1,388.9	1,323.5
Current portion of long-term debt	1,662.1	1,398.2
Total current liabilities	3,293.2	3,118.6
Long-term debt	4,033.3	5,041.7
Long-term income tax payable	635.1	705.7
Long-term deferred tax liability	33.0	42.7
Other long-term liabilities	1,068.2	948.0
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,806,659 shares issued and 540,387,949 shares outstanding at December 31, 2023; 577,805,623 shares issued and 545,459,814 shares outstanding at March 31, 2023	0.5	0.5
Additional paid-in capital	2,445.8	2,413.3
Common stock held in treasury: 37,418,710 shares at December 31, 2023; 32,345,809 shares at March 31, 2023	(2,208.6)	(1,660.2)
Accumulated other comprehensive loss	(4.8)	(4.1)
Retained earnings	6,847.3	5,764.1
Total stockholders' equity	7,080.2	6,513.6
Total liabilities and stockholders' equity	$16,143.0	$16,370.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales	$1,765.7	$2,169.2	$6,308.6	$6,206.0
Cost of sales	645.7	698.4	2,102.8	2,027.4
Gross profit	1,120.0	1,470.8	4,205.8	4,178.6

Research and development	266.0	282.4	857.1	820.0
Selling, general and administrative	172.2	202.9	572.4	594.2
Amortization of acquired intangible assets	151.3	167.4	454.2	502.5
Special charges (income) and other, net	1.1	6.5	4.6	(6.1)
Operating expenses	590.6	659.2	1,888.3	1,910.6

Operating income	529.4	811.6	2,317.5	2,268.0

Interest income	2.0	0.8	5.1	1.1
Interest expense	(49.2)	(52.8)	(143.2)	(156.4)
Loss on settlement of debt	—	—	(12.2)	(8.3)
Other income (loss), net	2.1	2.6	(1.0)	3.5
Income before income taxes	484.3	762.2	2,166.2	2,107.9
Income tax provision	65.1	181.9	414.0	474.2
Net income	$419.2	$580.3	$1,752.2	$1,633.7

Basic net income per common share	$0.78	$1.06	$3.23	$2.96
Diluted net income per common share	$0.77	$1.04	$3.19	$2.93
Dividends declared per common share	$0.439	$0.328	$1.232	$0.905
Basic common shares outstanding	540.8	549.2	543.0	551.5
Diluted common shares outstanding	546.5	555.4	549.0	558.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$419.2	$580.3	$1,752.2	$1,633.7
Components of other comprehensive (loss) income:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(2.0)	(5.9)	(0.7)	3.2
Change in net foreign currency translation adjustment	—	—	—	(0.1)
Other comprehensive (loss) income, net of tax effect	(2.0)	(5.9)	(0.7)	3.1
Comprehensive income	$417.2	$574.4	$1,751.5	$1,636.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,752.2	$1,633.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661.3	755.2
Deferred income taxes	44.1	185.4
Share-based compensation expense related to equity incentive plans	134.7	126.5
Loss on settlement of debt	12.2	8.3
Amortization of debt discount	18.8	5.4
Amortization of debt issuance costs	5.7	7.1
Impairment of intangible assets	1.3	1.4
Other	(11.7)	(1.8)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(92.8)	(102.4)
Decrease (increase) in inventories	16.2	(324.8)
(Decrease) increase in accounts payable and accrued liabilities	(24.0)	225.5
Change in other assets and liabilities	43.4	408.0
Change in income tax payable	(98.7)	(16.0)
Net cash provided by operating activities	2,462.7	2,911.5
Cash flows from investing activities:
Proceeds from sales of assets	0.4	0.4
Proceeds from capital-related government incentives	1.1	—
Investments in other assets	(77.4)	(75.6)
Capital expenditures	(245.0)	(373.5)
Net cash used in investing activities	(320.9)	(448.7)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	5,551.0	4,021.0
Repayments of Revolving Credit Facility	(5,651.0)	(5,167.1)
Proceeds from borrowings on 2025 Term Loan Facility	750.0	—
Proceeds from issuance of Commercial Paper	3,558.3	—
Repayments of Commercial Paper	(2,914.7)	—
Repayment of senior notes	(2,000.0)	—
Payments on settlement of convertible debt	(132.8)	(170.4)
Deferred financing costs	(1.5)	—
Proceeds from sale of common stock	57.7	54.3
Tax payments related to shares withheld for vested RSUs	(46.9)	(57.2)
Repurchase of common stock	(594.7)	(671.9)
Payment of cash dividends	(669.0)	(499.4)
Capital lease payments	(1.2)	(0.6)
Net cash used in financing activities	(2,094.8)	(2,491.3)
Net increase (decrease) in cash and cash equivalents	47.0	(28.5)
Cash and cash equivalents, and restricted cash at beginning of period	234.0	317.4
Cash and cash equivalents, and restricted cash at end of period	$281.0	$288.9

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2022	577.8	$2,536.5	23.3	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	507.2	507.2
Other comprehensive income	—	—	—	—	4.0	—	4.0
Proceeds from sales of common stock through employee equity incentive plans	1.2	13.4	—	—	—	—	13.4
RSU withholdings	(0.3)	(19.4)	—	—	—	—	(19.4)
Treasury stock used for new issuances	(0.9)	(16.5)	(0.9)	16.5	—	—	—
Repurchase of common stock	—	—	2.9	(195.2)	—	—	(195.2)
Settlement of convertible debt	—	(32.9)	—	—	—	—	(32.9)
Share-based compensation	—	40.8	—	—	—	—	40.8
Cash dividend	—	—	—	—	—	(153.0)	(153.0)
Balance at June 30, 2022	577.8	2,393.6	25.3	(975.0)	(16.6)	4,575.9	5,977.9
Net Income	—	—	—	—	—	546.2	546.2
Other comprehensive income	—	—	—	—	5.0	—	5.0
Proceeds from sales of common stock through employee equity incentive plans	1.4	24.4	—	—	—	—	24.4
RSU withholdings	(0.3)	(20.7)	—	—	—	—	(20.7)
Treasury stock used for new issuances	(1.1)	(24.8)	(1.1)	24.8	—	—	—
Repurchase of common stock	—	—	3.6	(247.2)	—	—	(247.2)
Settlement of convertible debt	—	(58.2)	—	—	—	—	(58.2)
Share-based compensation	—	41.8	—	—	—	—	41.8
Cash dividend	—	—	—	—	—	(166.1)	(166.1)
Balance at September 30, 2022	577.8	2,356.1	27.8	(1,197.4)	(11.6)	4,956.0	6,103.1
Net income	—	—	—	—	—	580.3	580.3
Other comprehensive loss	—	—	—	—	(5.9)	—	(5.9)
Proceeds from sales of common stock through employee equity incentive plans	1.1	16.5	—	—	—	—	16.5
RSU withholdings	(0.2)	(17.1)	—	—	—	—	(17.1)
Treasury stock used for new issuances	(0.9)	(19.1)	(0.9)	19.1	—	—	—
Repurchase of common stock			3.1	(229.5)			(229.5)
Share-based compensation	—	44.5	—	—	—	—	44.5
Cash dividend	—	—	—	—	—	(180.3)	(180.3)
Balance at December 31, 2022	577.8	$2,380.9	30.0	$(1,407.8)	$(17.5)	$5,356.0	$6,311.6

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	2,400.8	33.5	(1,786.7)	(4.4)	6,221.6	6,831.3
Net Income	—	—	—	—	—	666.6	666.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Proceeds from sales of common stock through employee equity incentive plans	1.1	25.3	—	—	—	—	25.3
RSU withholdings	(0.2)	(14.7)	—	—	—	—	(14.7)
Treasury stock used for new issuances	(0.9)	(19.7)	(0.9)	19.7	—	—	—
Repurchase of common stock	—	—	4.2	(342.3)	—	—	(342.3)
Settlement of convertible debt	—	(22.0)	—	—	—	—	(22.0)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(222.7)	(222.7)
Balance at September 30, 2023	577.8	2,415.1	36.8	(2,109.3)	(2.8)	6,665.5	6,968.5
Net income	—	—	—	—	—	419.2	419.2
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)
Proceeds from sales of common stock through employee equity incentive plans	1.0	17.1	—	—	—	—	17.1
RSU withholdings	(0.2)	(16.5)	—	—	—	—	(16.5)
Treasury stock used for new issuances	(0.8)	(15.7)	(0.8)	15.7	—	—	—
Repurchase of common stock	—	—	1.4	(115.0)	—	—	(115.0)
Share-based compensation	—	46.3	—	—	—	—	46.3
Cash dividend	—	—	—	—	—	(237.4)	(237.4)
Balance at December 31, 2023	577.8	$2,446.3	37.4	$(2,208.6)	$(4.8)	$6,847.3	$7,080.2

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or for any other period.

Note 2. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, and an amount and description of the composition of other segment items to reconcile to segment profit or loss. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted with retrospective application required for all prior periods presented in the financial statements. The Company is currently evaluating the applicable disclosures.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 with early adoption permitted. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The Company is continuing to assess the timing of adoption and the potential impacts of ASC 2023-09.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended December 31, 2023		Nine Months Ended December 31, 2023
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,741.5	$1,095.8	$6,224.0	$4,121.2
Technology licensing	24.2	24.2	84.6	84.6
Total	$1,765.7	$1,120.0	$6,308.6	$4,205.8

	Three Months Ended December 31, 2022		Nine Months Ended December 31, 2022
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,124.8	$1,426.4	$6,078.7	$4,051.3
Technology licensing	44.4	44.4	127.3	127.3
Total	$2,169.2	$1,470.8	$6,206.0	$4,178.6

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Mixed-signal Microcontrollers	$995.2	$1,221.3	$3,577.0	$3,463.8
Analog	430.6	606.5	1,687.2	1,759.0
Other	339.9	341.4	1,044.4	983.2
Total net sales	$1,765.7	$2,169.2	$6,308.6	$6,206.0

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Distributors	$767.6	$1,032.3	$3,001.6	$2,903.7
Direct customers	973.9	1,092.5	3,222.4	3,175.0
Licensees	24.2	44.4	84.6	127.3
Total net sales	$1,765.7	$2,169.2	$6,308.6	$6,206.0

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of December 31, 2023, the Company had approximately $907.2 million of deferred revenue, of which $203.2 million is included within accrued liabilities and the remaining $704.0 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2023, the Company had approximately $757.7 million of deferred revenue in the semiconductor product segment, of which $121.4 million is included within accrued liabilities and the remaining $636.3 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $82.5 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the nine months ended December 31, 2023. This amount was immaterial for the nine months ended December 31, 2022.

Of the $907.2 million of deferred revenue as of December 31, 2023, $868.5 million is cash collected from customers under LTSAs, of which $168.6 million is included within accrued liabilities and $699.9 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining performance obligations for the LTSAs were approximately $3.92 billion as of December 31, 2023, of which approximately 24% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $38.7 million of deferred revenue as of December 31, 2023 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $38.7 million will be recognized as net sales within the next 12 months. The amount of firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$419.2	$580.3	$1,752.2	$1,633.7
Basic weighted average common shares outstanding	540.8	549.2	543.0	551.5
Dilutive effect of stock options and RSUs	4.9	4.8	5.0	5.1
Dilutive effect of 2015 Senior Convertible Debt	0.2	0.4	0.2	0.7
Dilutive effect of 2017 Senior Convertible Debt	0.6	0.9	0.8	1.0
Dilutive effect of 2017 Junior Convertible Debt	—	0.1	—	0.1
Diluted weighted average common shares outstanding	546.5	555.4	549.0	558.4
Basic net income per common share	$0.78	$1.06	$3.23	$2.96
Diluted net income per common share	$0.77	$1.04	$3.19	$2.93

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
2015 Senior Convertible Debt	$28.95	$29.52	$29.10	$29.65
2017 Senior Convertible Debt	$45.14	$46.03	$45.38	$46.23
2020 Senior Convertible Debt	$91.78	$92.74	$92.05	$92.91
2017 Junior Convertible Debt(1)	$—	$45.22	$44.81	$45.42
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			December 31,	March 31,
			2023	2023
Revolving Credit Facility			$—	$100.0
2025 Term Loan Facility			750.0	—
Commercial Paper			647.0	—
4.333% 2023 Notes	4.333%	4.7%	—	1,000.0
2.670% 2023 Notes	2.670%	2.8%	—	1,000.0
0.972% 2024 Notes	0.972%	1.1%	1,400.0	1,400.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
Total Senior Indebtedness			4,997.0	5,700.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.7	12.4
2017 Senior Convertible Debt	1.625%	1.8%	38.0	82.2
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	—	6.5
Total Convertible Debt			710.2	766.6

Gross long-term debt including current maturities			5,707.2	6,466.6
Less: Debt discount(1)			(7.2)	(10.4)
Less: Debt issuance costs(2)			(4.6)	(16.3)
Net long-term debt including current maturities			5,695.4	6,439.9
Less: Current maturities(3)			(1,662.1)	(1,398.2)
Net long-term debt			$4,033.3	$5,041.7

(1) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2023	2023
Commercial Paper	$(1.2)	$—
4.333% 2023 Notes	—	(0.2)
2.670% 2023 Notes	—	(0.4)
0.972% 2024 Notes	(0.2)	(1.2)
0.983% 2024 Notes	(0.6)	(1.3)
4.250% 2025 Notes	(5.2)	(7.3)
Total unamortized discount	$(7.2)	$(10.4)

(2) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2023	2023
Revolving Credit Facility	$—	$(8.6)
2025 Term Loan Facility	(0.8)	—
4.333% 2023 Notes	—	(0.4)
2.670% 2023 Notes	—	(0.2)
0.972% 2024 Notes	(0.1)	(0.6)
0.983% 2024 Notes	(0.4)	(0.8)
4.250% 2025 Notes	(0.7)	(0.9)
2017 Senior Convertible Debt	(0.2)	(0.4)
2020 Senior Convertible Debt	(2.4)	(4.4)
Total debt issuance costs	$(4.6)	$(16.3)

(3) As of December 31, 2023, current maturities consisted of the 2020 Senior Convertible Debt which will be convertible on August 15, 2024, and the 0.983% 2024 Notes which mature on September 1, 2024. As of December 31, 2023, the outstanding Commercial Paper which mature within the three months ending March 31, 2024, and the 0.972% 2024 Notes which mature on February 15, 2024, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of December 31, 2023, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2023, current maturities consisted of the 0.972% 2024 Notes which mature on February 15, 2024. As of March 31, 2023, the 2.670% 2023 Notes, which matured on September 1, 2023, and the 4.333% 2023 Notes, which matured on June 1, 2023, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2023, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of December 31, 2023, are as follows (in millions):

Fiscal year ending March 31,	Amount
2024	$2,047.0
2025	1,672.2
2026	1,950.0
2027	38.0
Total	$5,707.2

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2023
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.5457	$28.95	17.2746	48.3631
2017 Senior Convertible Debt(1)	22.1521	$45.14	11.0768	31.5669
2020 Senior Convertible Debt(1)	10.8961	$91.78	—	15.2546

(1) As of December 31, 2023, the 2020 Senior Convertible Debt was not convertible. As of December 31, 2023, the holders of each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt have the right to convert their notes between January 1, 2024 and March 31, 2024 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2023. As of December 31, 2023, the adjusted conversion rate for the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt would be increased to 46.2753 shares of common stock and 27.6841 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $90.18 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of December 31, 2023, each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt had a conversion value in excess of par of $21.4 million and $56.9 million, respectively.

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

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Debt issuance cost amortization	$1.0	$1.7	$3.6	$5.1
Debt discount amortization	14.0	1.8	18.8	5.4
Interest expense	31.9	46.8	113.8	137.8
Total interest expense on Senior Indebtedness	46.9	50.3	136.2	148.3
Debt issuance cost amortization	0.7	0.7	2.1	2.0
Coupon interest expense	0.4	0.6	1.3	2.3
Total interest expense on Convertible Debt	1.1	1.3	3.4	4.3
Other interest expense	1.2	1.2	3.6	3.8
Total interest expense	$49.2	$52.8	$143.2	$156.4

The Company's debt settlement transactions consists of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements

September 2023(1)
2.670% 2023 Notes	$1,000.0	$1,000.0	$—
August 2023(2)
2017 Senior Convertible Debt	$18.2	$42.7	$3.1
June 2023(3)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—
May 2023(4)
2015 Senior Convertible Debt	$5.6	$18.9	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$2.1

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

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Outstanding Commercial Paper reduces the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility. As of December 31, 2023, the Company had $647.0 million of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 5.64% as of December 31, 2023.

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

The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. Management believes the carrying amount of the equity investments materially approximated fair value at December 31, 2023 based upon unobservable inputs. The fair values of these investments have been determined as Level 3 fair value measurements. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper at December 31, 2023 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	December 31, 2023		March 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$—	$—	$91.4	$100.0
2025 Term Loan Facility	749.2	750.0	—	—
Commercial Paper	645.8	647.0	—	—
4.333% 2023 Notes	—	—	999.4	997.1
2.670% 2023 Notes	—	—	999.4	985.4
0.972% 2024 Notes	1,399.7	1,391.6	1,398.2	1,337.6
0.983% 2024 Notes	999.0	968.6	997.9	941.9
4.250% 2025 Notes	1,194.1	1,181.3	1,191.8	1,176.0
2015 Senior Convertible Debt	6.7	22.9	12.4	41.8
2017 Senior Convertible Debt	37.8	81.1	81.8	189.6
2020 Senior Convertible Debt	663.1	726.7	661.1	732.1
2017 Junior Convertible Debt	—	—	6.5	14.5
Total	$5,695.4	$5,769.2	$6,439.9	$6,516.0

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,295.0	$(4,517.8)	$2,777.2
Customer-related	196.7	(136.8)	59.9
Software licenses	223.2	(123.8)	99.4
Total	$7,714.9	$(4,778.4)	$2,936.5

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,296.2	$(4,103.4)	$3,192.8
Customer-related	199.8	(128.0)	71.8
In-process research and development	5.7	—	5.7
Software licenses	211.7	(113.0)	98.7
Distribution rights and other	0.3	(0.3)	—
Total	$7,713.7	$(4,344.7)	$3,369.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2024 through fiscal 2028, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2024	$173.0
2025	$557.3
2026	$486.6
2027	$385.7
2028	$300.3

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Amortization expense charged to cost of sales	$3.0	$4.3	$9.0	$11.5
Amortization expense charged to operating expense	169.3	184.4	507.7	553.1
Total amortization expense	$172.3	$188.7	$516.7	$564.6

The Company recognized impairment charges of $0.2 million and $1.3 million in the three and nine months ended December 31, 2023, respectively, compared to $1.4 million in the three and nine months ended December 31, 2022.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2023	$6,654.4	$19.2
Additions	1.8	—
Balance at December 31, 2023	$6,656.2	$19.2

At March 31, 2023, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through December 31, 2023, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2023	2023
Trade accounts receivable	$1,392.6	$1,300.4
Other	13.5	13.5
Total accounts receivable, gross	1,406.1	1,313.9
Less: allowance for expected credit losses	8.0	8.6
Total accounts receivable, net	$1,398.1	$1,305.3

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. The Company did not sell its trade accounts receivable in the three months ended December 31, 2023. Total trade accounts receivable sold under the factoring arrangement in the nine months ended December 31, 2023 were $64.9 million, compared to $208.9 million and $563.8 million for the three and nine months ended December 31, 2022, respectively.

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2023	2023
Raw materials	$188.6	$192.6
Work in process	799.6	809.8
Finished goods	322.9	322.5
Total inventories	$1,311.1	$1,324.9

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2023	2023
Land	$89.3	$89.3
Building and building improvements	760.6	716.4
Machinery and equipment	2,760.4	2,669.1
Projects in process	377.3	354.3
Total property, plant and equipment, gross	3,987.6	3,829.1
Less: accumulated depreciation and amortization	2,779.3	2,651.2
Total property, plant and equipment, net	$1,208.3	$1,177.9

Depreciation expense attributed to property, plant and equipment was $47.1 million and $144.6 million for the three and nine months ended December 31, 2023, respectively, compared to $55.3 million and $190.6 million for the three and nine months ended December 31, 2022, respectively. Depreciation expense in the three and nine months ended December 31, 2022 included the impact of higher production levels, manufacturing expansion activities and moving and repurposing floor space and equipment.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and nine months ended December 31, 2023 and 2022, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2023	2023
Accrued compensation and benefits	$161.1	$193.5
Income taxes payable	65.1	106.2
Deferred revenue	203.2	121.4
Sales related reserves	677.3	536.1
Current portion of lease liabilities	32.2	31.5
Accrued expenses and other liabilities	250.0	334.8
Total accrued liabilities	$1,388.9	$1,323.5

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of December 31, 2023, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2024	$309.8
2025	332.6
2026	233.9
2027	197.9
2028	170.3
Thereafter	197.0
Total	$1,441.5

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $189.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2023, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2023, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $150.0 million in excess of amounts accrued.

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

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended December 31, 2023 is 19.03% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the nine months ended December 31, 2023 and December 31, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

In September 2021, the Company received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, the Company filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice.

In September 2023, the Company received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, the Company received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, the Company filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice.

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes up to $360.0 million, exclusive of interest and penalties, which may result in additional material exposure. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, the Company may need to adjudicate this matter in Malaysia, and if the Company does, the Company may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

The Company firmly believes that the assessments described above are without merit and plan to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend the positions and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of sales(1)	$6.0	$6.9	$20.2	$21.1
Research and development	24.4	21.2	71.0	61.1
Selling, general and administrative	14.4	15.9	43.5	44.3
Pre-tax effect of share-based compensation	44.8	44.0	134.7	126.5
Income tax benefit	9.4	9.4	28.4	27.0
Net income effect of share-based compensation	$35.4	$34.6	$106.3	$99.5

(1) During the three and nine months ended December 31, 2023, $4.7 million and $14.6 million, respectively, of share-based compensation expense was capitalized to inventory and $6.0 million and $20.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2022, $5.0 million and $14.5 million, respectively, of share-based compensation expense was capitalized to inventory and $6.9 million and $21.1 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a new stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and nine months ended December 31, 2023, the Company purchased approximately 1.4 million shares and 7.4 million shares, respectively, of its common stock for a total cost of $115.0 million and $598.5 million, respectively, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of December 31, 2023, approximately $2.03 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2023, the Company had approximately 37.4 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)
Net other comprehensive loss	(0.7)	—	(0.7)
Balance at December 31, 2023	$10.3	$(15.1)	$(4.8)

Note 15. Dividends

A quarterly cash dividend of $0.439 per share was paid on December 6, 2023 in the aggregate amount of $237.4 million.  A quarterly cash dividend of $0.450 per share was declared on February 1, 2024 and will be paid on March 8, 2024 to stockholders of record as of February 23, 2024. The Company expects the March 2024 payment of its quarterly cash dividend to be approximately $243.0 million.

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
•Our intent to vigorously defend our legal positions and our expectations of the impact of litigation on our operations;
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
•Our intent, including length, timing, and planned shutdown days, to reduce production levels at global fabrication facilities and its impact on inventory levels;
•Our expectations regarding LTSAs, the Preferred Supply Program, and the realization of deferred revenue;
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
•The amounts and timing, and our plans and expectations relating to the U.S. Statutory Notice of Deficiencies and proposed income adjustment from the Malaysian Inland Revenue Board;
•Our expectation regarding the treatment of our unrecognized tax benefits in calendar year 2023;
•Our belief that the expiration of any tax holidays will not have a material impact on our effective tax rate;
•Our expectations regarding our tax expense, cash taxes and effective tax rate;
•Our expectation that the global minimum tax (GMT) will not have a material impact on our fiscal 2025 results;
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
•Our expectations regarding the amount, timing, and future applications for investment tax credits under the CHIPS Act;
•Our expectations regarding past or potential future acquisitions, joint development agreements or other strategic relationships and any related benefits; and
•The impact on our business stemming from Russia’s invasion of Ukraine.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

While strong customer demand for our products outpaced capacity in fiscal 2023, many of our customers felt the effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates in the March 2023 quarter which continued through the first nine months of fiscal 2024. During the December 2023 quarter, business conditions globally were weaker than expected as our customers continued to respond to the effects of increasing business uncertainty and slowing economic activity. As a result, we continued to receive requests to push out or cancel backlog resulting from customer actions to reduce inventory levels and we expect such weak business conditions to continue in the March 2024 quarter. To help manage our inventory levels due to these adverse economic conditions, during each of the March 2024 and June 2024 quarters, we are reducing production levels and implementing up to two weeks of shutdown days in our global fabrication facilities. Consistent with the weak macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2025.

In response to industry capacity conditions improving and our product lead times reducing, we discontinued our Preferred Supply Program in February 2024 with respect to all new orders. We had initially launched our Preferred Supply Program in February 2021 to provide our customers with prioritized capacity when product demand in the industry significantly exceeded supply. Since the March 2022 quarter, we have been entering into long-term supply agreements (LTSAs) with certain of our customers for products that will be shipped in future periods. We also entered into certain LTSAs with key suppliers.

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

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 44 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2024 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.6	32.2	33.3	32.7
Gross profit	63.4	67.8	66.7	67.3

Research and development	15.1	13.0	13.6	13.2
Selling, general and administrative	9.8	9.4	9.1	9.6
Amortization of acquired intangible assets	8.4	7.7	7.2	8.1
Special charges (income) and other, net	0.1	0.3	0.1	(0.1)
Operating income	30.0%	37.4%	36.7%	36.5%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
Net sales	$1,765.7	$2,169.2	(18.6)%	$6,308.6	$6,206.0	1.7%

The decrease in net sales in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates. The increase in net sales in the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was primarily due to our ability to satisfy our backlog of customer orders as more capacity became available during the first and second quarters of fiscal 2024. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2023 with respect to our very broad range of customers and products. These price increases also contributed to the increase in net sales during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes other than the net demand fluctuations in the end market we serve. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our TSS product portfolio.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and nine months ended December 31, 2023 or the three and nine months ended December 31, 2022.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	%	2022	%	2023	%	2022	%
Mixed-signal Microcontrollers	$995.2	56.3	$1,221.3	56.3	$3,577.0	56.7	$3,463.8	55.9
Analog	430.6	24.4	606.5	28.0	1,687.2	26.7	1,759.0	28.3
Other	339.9	19.3	341.4	15.7	1,044.4	16.6	983.2	15.8
Total net sales	$1,765.7	100.0	$2,169.2	100.0	$6,308.6	100.0	$6,206.0	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 56.3% and 56.7% of our net sales for the three and nine months ended December 31, 2023, respectively, compared to approximately 56.3% and 55.9% of our net sales for the three and nine months ended December 31, 2022, respectively.

Net sales of our mixed-signal microcontroller products decreased 18.5% and increased 3.3% in the three and nine months ended December 31, 2023, respectively, compared to the three and nine months ended December 31, 2022. These changes in net sales were primarily due to adverse economic conditions, and were offset by our available capacity for our mixed-signal microcontroller products and our price increases.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 24.4% and 26.7% of our net sales for the three and nine months ended December 31, 2023, respectively, compared to approximately 28.0% and 28.3% of our net sales for the three and nine months ended December 31, 2022, respectively.

Net sales from our analog product line decreased 29.0% and 4.1% in the three and nine months ended December 31, 2023, respectively, compared to the three and nine months ended December 31, 2022, primarily due to adverse economic conditions, which were partially offset by our available capacity for our analog products and our price increases.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 19.3% and 16.6% of our net sales for the three and nine months ended December 31, 2023, respectively, compared to approximately 15.7% and 15.8% of our net sales for the three and nine months ended December 31, 2022, respectively.

Net sales related to these services and products remained flat in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 and increased 6.2% in the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Net sales during these periods were primarily affected by adverse economic conditions, and by our available capacity for our products and our price increases. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 44% and 48% of our net sales in the three and nine months ended December 31, 2023, respectively, and approximately 48% and 47% of our net sales in the three and nine months ended December 31, 2022, respectively. The decrease in net sales to distributors in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to efforts by our distributors to manage their inventory levels. With the exception of Arrow Electronics, our largest distributor, which made up 12% and 10% of our net sales in the nine months ended December 31, 2023 and in the nine months ended December 31, 2022, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in the nine months ended December 31, 2023 or in the nine months ended December 31, 2022. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base.  We believe that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

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

At December 31, 2023, our distributors maintained 37 days of inventory of our products compared to 24 days at March 31, 2023.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 40 days.  Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	%	2022	%	2023	%	2022	%
Americas	$510.2	28.9	$567.4	26.2	$1,808.2	28.7	$1,588.7	25.6
Europe	414.5	23.5	428.6	19.8	1,531.0	24.3	1,242.0	20.0
Asia	841.0	47.6	1,173.2	54.0	2,969.4	47.0	3,375.3	54.4
Total net sales	$1,765.7	100.0	$2,169.2	100.0	$6,308.6	100.0	$6,206.0	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% of our total net sales in each of the three and nine months ended December 31, 2023 compared to approximately 77% of our total net sales in each of the three and nine months ended December 31, 2022. The decreases in Asia net sales in the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022 were due to unfavorable business conditions and weakening demand in the China market. The changes in net sales in the Americas and Europe in the three and nine months ended December 31, 2023 compared to the three and nine months ended December 31, 2022 were primarily due to adverse economic conditions, and were offset by our available capacity due to the weakening demand environment in Asia. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2023 was $1.12 billion, or 63.4% of net sales, compared to $1.47 billion, or 67.8% of net sales, in the three months ended December 31, 2022. Our gross profit in the nine months ended December 31, 2023 was $4.21 billion, or 66.7% of net sales, compared to $4.18 billion, or 67.3% of net sales, in the nine months ended December 31, 2022.

The primary reason for the decrease in gross profit in the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was an unfavorable net impact of sales volume, product mix and average gross profit per unit of $300.0 million in the three months ended December 31, 2023. The primary reason for the increase in gross profit in the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was a favorable net impact of product mix and average gross profit per unit of $96.2 million in the nine months ended December 31, 2023. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was an adverse impact of $20.9 million and $25.0 million in the three and nine months ended December 31, 2023, respectively, compared to the three and nine months ended December 31, 2022. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was an adverse impact of $20.2 million and $42.7 million in the three and nine months ended December 31, 2023, respectively, compared to the three and nine months ended December 31, 2022. The impact of unabsorbed capacity charges in the three and nine months ended December 31, 2023 was not material.

Our overall inventory levels were $1.31 billion at December 31, 2023, compared to $1.32 billion at March 31, 2023. We maintained 185 days of inventory on our balance sheet at December 31, 2023 compared to 169 days of inventory at March 31, 2023. Our inventory level was slightly lower as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our inventory levels are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 59% and 58% of our assembly requirements were performed in our internal assembly facilities during the three and nine months ended December 31, 2023, respectively, compared to approximately 59% during each of the three and nine months ended December 31, 2022. Approximately 72% and 71% of our test requirements were performed in our internal test facilities during the three and nine months ended December 31, 2023, respectively, compared to approximately 68% and 67% during the three and nine months ended December 31, 2022, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 64% and 65% of our net sales came from products that were produced at outside wafer foundries during the three and nine months ended December 31, 2023, respectively, compared to approximately 63% during each of the three and nine months ended December 31, 2022. These percentages may vary from quarter to quarter based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended December 31, 2023 were $266.0 million, or 15.1% of net sales, compared to $282.4 million, or 13.0% of net sales, for the three months ended December 31, 2022. R&D expenses for the nine months ended December 31, 2023 were $857.1 million, or 13.6% of net sales, compared to $820.0 million, or 13.2% of net sales, for the nine months ended December 31, 2022. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $16.4 million, or 5.8%, for the three months ended December 31, 2023 over the same period last year.  R&D expenses increased $37.1 million, or 4.5%, for the nine months ended December 31, 2023 over the same period last year. The primary reason for the decrease in R&D expenses in the three months ended December 31, 2023 over the same period last year was due to lower employee compensation costs. The primary reason for the increase in R&D expenses in the nine months ended December 31, 2023 over the same period last year were increases in headcount and employee compensation, as well as higher product development costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2023 were $172.2 million, or 9.8% of net sales, compared to $202.9 million, or 9.4% of net sales, for the three months ended December 31, 2022. Selling, general and administrative expenses for the nine months ended December 31, 2023 were $572.4 million, or 9.1% of net sales, compared to $594.2 million, or 9.6% of net sales, for the nine months ended December 31, 2022.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $30.7 million, or 15.1%, for the three months ended December 31, 2023 over the same period last year.  Selling, general and administrative expenses decreased $21.8 million, or 3.7%, for the nine months ended December 31, 2023 over the same period last year.  The primary reason for the decreases in selling, general and administrative expenses was lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2023 was $151.3 million and $454.2 million, respectively, compared to $167.4 million and $502.5 million for the three and nine months ended December 31, 2022, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During the three and nine months ended December 31, 2023, we incurred special charges and other, net of $1.1 million and $4.6 million, respectively, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. During the three and nine months ended December 31, 2022, we incurred special charges and other, net of $6.5 million and earned special income and other, net of $6.1 million, respectively. The special charges and other, net incurred during the three months ended December 31, 2022, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. The special income and other, net earned during the nine months ended December 31, 2022, primarily related to a favorable resolution of a previously accrued legal matter, partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest expense in the three and nine months ended December 31, 2023 was $49.2 million and $143.2 million, respectively, compared to $52.8 million and $156.4 million, respectively, for the three and nine months ended December 31, 2022. The primary reasons for the decreases in interest expense was due to the cumulative pay down of our debt offset by higher interest rates on our outstanding debt.

During the nine months ended December 31, 2023, and December 31, 2022, we recognized losses of $12.2 million and $8.3 million, respectively, related to the settlement of a portion of our outstanding 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, and our 2017 Junior Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the nine months ended December 31, 2023 and December 31, 2022 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the nine months ended December 31, 2023 and December 31, 2022 was approximately 22%. Our non-U.S. blended statutory tax rates in the nine months ended December 31, 2023 and December 31, 2022 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice.

In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice.

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes up to $360.0 million, exclusive of interest and penalties, which may result in additional material exposure. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. Based on currently enacted tax laws, we do not expect the Inflation Reduction Act to have a material impact on our tax expense, cash taxes, or effective tax rate.

As of December 31, 2023, 25 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 24 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. Based on currently enacted law, the impact of GMT on the fiscal 2025 results is not expected to be material.

Liquidity and Capital Resources

We had $281.0 million in cash and cash equivalents at December 31, 2023, an increase of $47.0 million from the March 31, 2023 balance.

Operating Activities

Net cash provided by operating activities was $2.46 billion in the nine months ended December 31, 2023 primarily due to higher net income of $1.75 billion, adjusted for non-cash and non-operating charges of $866.4 million and net cash outflows of $155.9 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the nine months ended December 31, 2023 include an increase in trade accounts receivable driven primarily by timing of shipments and collections, a decrease in accounts payable due to lower spending in adverse economic conditions, and a decrease in income tax payable, offset by increases in accrued and other liabilities driven by higher deferred revenue and sales related reserves, including cash collected from customers under our LTSAs, and a decrease in inventories related to our efforts to balance manufacturing production, customer demand and inventory levels. The cash collected from these LTSAs is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these LTSAs to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 4. Net Sales" to our condensed consolidated financial statements). Net cash provided by operating activities was $2.91 billion in the nine months ended December 31, 2022 primarily due to net income of $1.63 billion, adjusted for non-cash and non-operating charges of $1.09 billion and net cash inflows of $190.3 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $320.9 million in the nine months ended December 31, 2023 compared to $448.7 million in the nine months ended December 31, 2022. During the nine months ended December 31, 2023 and December 31, 2022, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2023 were $245.0 million compared to $373.5 million in the nine months ended December 31, 2022. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in the first nine months of fiscal 2024, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We currently intend to invest between $200 million and $300 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $2.09 billion in the nine months ended December 31, 2023 compared to $2.49 billion in the nine months ended December 31, 2022. Significant transactions affecting our net financing cash flows included:
•in the first nine months of fiscal 2024, $839.2 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility, and proceeds from the issuance of our Commercial Paper, and
•in the first nine months of fiscal 2023, $1.32 billion of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in the first nine months of fiscal 2024 and fiscal 2023, we paid cash dividends to our stockholders of $669.0 million and $499.4 million, respectively, and

•in the first nine months of fiscal 2024 and fiscal 2023, we repurchased shares of our common stock for $594.7 million and $671.9 million, respectively.

In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a Commercial paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper will be sold from time to time at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The outstanding Commercial Paper balance will reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility. As of December 31, 2023, the principal amount of our outstanding indebtedness was $5.71 billion. At December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility compared to $100.0 million at March 31, 2023. At December 31, 2023, we had $647.0 million in outstanding principal amount of Commercial Paper.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first nine months of fiscal 2024, we repurchased approximately 7.4 million shares of our common stock for $594.7 million under this authorization. In the first nine months of fiscal 2023, we repurchased approximately 9.6 million shares of our common stock for $671.9 million under this authorization. As of December 31, 2023, approximately $2.03 billion remained available for repurchases under the program. As of December 31, 2023, we held approximately 37.4 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $6.41 billion. A quarterly cash dividend of $0.439 per share was paid on December 6, 2023 in the aggregate amount of $237.4 million. A quarterly dividend of $0.450 per share was declared on February 1, 2024 and will be paid on March 8, 2024 to stockholders of record as of February 23, 2024. We expect the aggregate cash dividend for the March 2024 quarter to be approximately $243.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and our 2025 Term Loan Facility, and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 6. Debt" and "Note 11. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, the COVID-19 pandemic, or other factors, and any additional equity financing would result in incremental ownership dilution to our existing stockholders. We are also pursuing incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2023, our current and long-term debt totaled $5.71 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $4.96 billion as of December 31, 2023. We have interest rate exposure with respect to the $750.0 million of our variable interest rate debt outstanding under our 2025 Term Loan Facility, as of December 31, 2023. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.8 million. We intend to finance the repayment of a portion of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, Commercial Paper or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Refer to "Note 10. Commitments and Contingencies" to our condensed consolidated financial statements for information regarding legal proceedings.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation
•attacks on our IT systems, interruptions in our IT systems, attacks on or security vulnerabilities of our products or our improper handling of data;
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
•our ability to realize the expected benefits of our past or future acquisitions;
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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2024, approximately 65% of our net sales came from products that were produced at outside wafer foundries compared to 63% of our net sales in fiscal 2023. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2024, approximately 42% of our assembly requirements and 29% of our test requirements were performed by third-party contractors, compared to approximately 41% and 33%, respectively, during fiscal 2023. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. As product demand has softened in recent quarters, we have taken actions to selectively reduce our purchases from foundries. There can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China and 12% in Taiwan. During fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 21% in China and 14% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In the first nine months of fiscal 2024, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 39. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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
•changes in laws related to taxes, trade, environmental, health and safety, technical standards, climate change, and consumer protection;
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

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under our LTSAs.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog had been strong in prior periods due to favorable business conditions and the impact of our Preferred Supply Program and our LTSAs, the business conditions that led us to implement the Preferred Supply Program had changed and, as a result, on February 1, 2024, we discontinued the Preferred Supply Program for new orders. This change in our Preferred Supply Program does not impact our LTSAs. With the cancellation of the Preferred Supply Program, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. Our customers may have increased their order levels in previous periods to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels which would reduce our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. To participate in the original Preferred Supply Program, customers were expected to place 12 months of orders, which could not be cancelled or rescheduled by the customer except in the event of price increases. In August 2023, we modified our Preferred Supply Program to allow orders for six months of continuous backlog, and those orders could be cancelled or rescheduled if our planned delivery date was greater than six months from the request date. The capacity priority under the Preferred Supply Program began for shipments in July 2021, and will end upon delivery of orders that were placed under the Preferred Supply Program prior to February 1, 2024. The Preferred Supply Program and the LTSAs are not a guarantee of supply; however, they were designed to provide the highest priority for those orders which are under these programs, and the capacity priority was on a first-come, first-served basis until the available capacity was booked. A significant portion of our backlog was booked under these programs while the programs were in effect. There can be no assurance that these programs will continue to be successful or that they will provide the benefits we expect to our business. For example, in recent periods, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that we decide to not accommodate a request to push out orders and customers under these programs still attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under these programs. Additionally, these programs have resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in recent periods.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first nine months of fiscal 2024 and in fiscal 2023, we operated at or above normal capacity levels.

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

Investments in capital expenditures for our capacity expansion projects may not generate expected returns, or cash flows. Significant judgement is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in commencement, completion and ramping of expanded production facilities, or failure to optimize our investment choices, or increased costs could significantly adversely impact our ability to realize expected returns on our capital expenditures. Changes in laws or rulemaking in jurisdictions where we have planned expansion may cause us to reconsider the location or size of such expansion plans. For example, a recently adopted rule in Colorado (GEMM Phase 2) requires companies to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, even with the installation of costly equipment we may be unable to meet the timelines on greenhouse gas reduction required by the state of Colorado. With regard to GEMM Phase 2, we are still evaluating what impact the rule will have on our expansion plans in Colorado. Further adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. If we do receive government incentives through the CHIPS Act, or through foreign, state, and local grants, the restrictions and operational requirements that are associated with such grants could add complexity to our operations and increase our costs. With regard to the CHIPS Act, we have signed a non-binding Preliminary Memorandum of Terms to receive a grant under the CHIPS Act for modernization and expansion of our Colorado Springs, Colorado facility and expansion of our Gresham, Oregon facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review. Our failure to conclude definitive agreements for any reason and receive final awards could create a negative perception or reputational concern with respect to us and our business. Any of the above factors could have a material adverse effect on our business, results of operations or financial condition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, public health conditions or trade tensions) and our acquisition activity (including our acquisition of Microsemi) have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in the first nine months of fiscal 2024 and adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 48% of our net sales in the first nine months of fiscal 2024 and approximately 47% of our net sales in fiscal 2023. With the exception of certain orders placed under our original Preferred Supply Program (which has been discontinued for new orders effective February 1, 2024) and LTSAs, we do not have long-

term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Climate change regulations and sustained adverse climate change pose risks that could harm our results of operations" on page 57.

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

From time to time, we have received, and may in the future receive, economic incentive grants, tax benefits, and allowances from national, state and local governments, agencies and research organizations targeted at increasing employment, production or investment at specific locations. Tax arrangements and subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain benefits, and these programs can be subjected to periodic review by the relevant governments. The CHIPS Act and its associated regulations, for example, may contain certain restrictions on grant recipient technology licensing activities and the expansion of certain facilities. Compliance with these restrictions could add complexity to our operations and increase our costs. In addition, noncompliance with the conditions of the grants or arrangements could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. We may be unable to obtain future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. Further, any decrease in amounts received could have a material adverse effect on our business, results of operations, or financial condition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2023, we had goodwill of $6.68 billion and net intangible assets of $2.94 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  No goodwill impairment charges were recorded in the first nine months of fiscal 2024 or in fiscal 2023. There were no material impairment charges to intangible assets in the first nine months of fiscal 2024. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Some of our customers require that we implement practices that are more stringent than those required by applicable laws with respect to labor requirements, the materials contained in our products, energy efficiency, environmental impact or other items. To comply with such requirements, we also require our suppliers to adopt such practices. Our suppliers may in the future refuse to implement these practices, or may charge us more for complying with them. If certain of our suppliers refuse to implement the practices, we may be forced to source from alternate suppliers. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we do not implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, enforcing, and auditing customer-requested practices at our own sites and in our supply chain will increase our costs and may require more personnel.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel had intensified in fiscal 2023 in our industry due to high demand for skilled employees. However, labor has become more available in fiscal 2024 in certain geographic markets in which we operate. Competition for available labor had intensified for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry. And while long-term labor conditions may intensify further due to the expected construction of new wafer fabrication facilities by foundries and third parties in locations near our existing facilities, in recent periods there has been greater availability of skilled employees.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, attacks on or security vulnerabilities of our products, or our improper handling of data, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, cyber-attacks, ransom-style attacks, theft or tampering, inadvertent error, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, could have a material adverse impact on our business, operations, supply chain, sales and operating results, result in claims of liability against us, or damage our reputation.  Such improper handling of confidential data, or system or network disruption, could result in an unauthorized release of our, our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information, or the release of personal data. Any release of such information or data could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages. In addition, any release of such information or data or the failure to properly manage the collection, handling, transfer or disposal of such information may result in regulatory inquiries or penalties, enforcement actions, remediation obligations, claims for damages, litigation, and other sanctions.

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged outside legal counsel and a leading forensic investigatory firm with experience in such matters. We took steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures. We have analyzed the information that was compromised. We do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods. Additionally, new information can develop that may impact our assessment of cyber events, including information learned as we develop and deploy mitigations.

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Also, as artificial intelligence (AI) continues to evolve, cyber-attackers could use AI to develop malicious code, sophisticated phishing attempts, and convincing deep fakes. A deep fake is a manipulation of our content or the voices or images of our leaders to maliciously publish false messages that appear to be authentic. Such messages may harm our reputation, which may in turn have an adverse impact on our revenue and profits, and reduce the trading price of our stock. A threat could also be introduced by our or our customers and business partners use of AI tools. The output of these tools may include threats such as introducing malicious code when AI generated source code is incorporated into products or systems. Were any future attacks to be successful, or through the unintentional introduction of security vulnerability due to AI usage, we may be unaware of the incident, its magnitude, or its effects until significant harm is done.

In recent years, we have regularly implemented improvements to our protective measures which include, but are not limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any future cyber-attacks or disruptions. Such system improvements have resulted in increased costs to us and any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees, or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property, or other proprietary or confidential information. This risk would be exacerbated to the extent our competitors for talent, particularly engineering talent, attempt to hire our employees. Similarly, we provide access to certain of our technology, intellectual property, and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. And, while some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or Internet of Things, and automotive applications. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can develop that may impact our assessment of a security vulnerability, including information learned as we develop and deploy mitigations, or become aware of additional variants or evaluate the competitiveness of products.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance, or use of our products. These claims may be due to injuries, economic damage, lost intellectual property, or environmental exposures related to manufacturing, a product's nonconformance to our or our customer’s specifications, changes in our manufacturing processes, security vulnerabilities, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:
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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. We discontinued our Preferred Supply Program for new orders effective February 1, 2024 because the business conditions that led us to implement the Preferred Supply Program had changed. This change does not impact our LTSAs. While we had approximately 125,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first nine months of fiscal 2024, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, in recent months many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and in the first nine months of fiscal 2024.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software are subject to laws and regulations that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations and economic embargoes or trade sanctions against certain countries and parties, including those administered by the U.S. Departments of State, Commerce, and Treasury. Licenses or license exceptions are often required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown like that which occurred in 2018, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computer and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation expanded the scope of foreign-produced items subject to license requirements under U.S. law and added 28 entities located in China to the U.S. Commerce Department Entity List. In November 2023, the U.S. Commerce Department added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them. The result is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the October 2022 and November 2023 regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes up to $360.0 million, exclusive of interest and penalties, which may result in additional material exposure. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months. The ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets. For example, the Organisation for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project and released an implementation package in December 2022, which provides a coordinated system to ensure that multinational enterprises pay a GMT. The guidelines and proposals may change aspects of the existing framework under which our tax obligations are determined in many of the countries where we do business. Similarly, the European Commission and several countries have issued proposals that would change aspects of the current tax framework under which we are taxed. These proposals include changes to the existing income tax framework, possibilities of a GMT, and proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Inflation Reduction Act includes a new Corporate AMT of 15.0% on the AFSI of corporations with average AFSI exceeding $1.00 billion over a three-year period. The Corporate AMT is effective in fiscal 2024. Based on currently enacted tax laws, we do not expect the Inflation Reduction Act to have a material impact upon our tax expense, cash taxes, and effective tax rate.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The current administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated support for significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

We are subject to stringent environmental and other regulations, which may force us to incur significant expenses and impact our operations.

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, emissions, discharge and disposal of hazardous substances used in our products and manufacturing processes, or that are the result of our manufacturing operations, such as greenhouse gases. We must also comply with rules and regulations regarding limiting greenhouse gas emissions, public reporting of environmental metrics such as greenhouse gas emissions and hazardous substances, and obtain third party assurance of greenhouse gas reporting. Regulations could require us to change manufacturing processes, substitute materials which may cost more or be less available, obtain new permits and undertake other costly activities. Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to reengineer certain of our existing products and may make it more expensive for us to manufacture, sell and ship our products. For example, in Colorado, the GEMM Phase 2 requires companies operating in Colorado to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule as described in our risk factor regarding our planned capacity expansions. With regard to GEMM Phase 2, we are still evaluating what impact the rule will have on our expansion plans in Colorado. We may be required to limit our expansion plans in Colorado, ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

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

In October 2023, Colorado adopted rule GEMM Phase 2 that requires companies to significantly reduce greenhouse gas emissions in a short timeframe. We are evaluating our ability to comply with this rule. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, even with the installation of costly equipment we may be unable to meet the timelines on greenhouse gas reduction required by the state of Colorado. With regard to GEMM Phase 2, we are still evaluating what impact the rule will have on our expansion plans in Colorado. Further, adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.

Sustained adverse changes in climate could have a direct adverse economic impact on us due to the effects of extreme weather and climate events on our production facilities, our supply chain and customers. Utility shortages, higher costs of utilities, and reduced availability of water could disrupt our operations as well as those of our customers and suppliers. Certain of our operations are located in arid or tropical regions, which some experts believe may become vulnerable to more frequent fires, storms, severe floods and droughts. While our business recovery plans are intended to allow us to recover from natural disasters or other disruptive events, our plans may not protect us from all events.

Customer demands and regulations related to conflict-free minerals may force us to incur additional expenses.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 26, 2023. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers and others may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity, delivery times and quality could be negatively impacted.  Our relationships with customers, suppliers and stockholders may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy those that require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or a reduction in purchases from us, and we may have to write off inventory if it cannot be sold.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $2.03 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of December 31, 2023, the principal amount of our outstanding indebtedness was $5.71 billion. As a result of our acquisition of Microsemi, we have substantially more debt than we had prior to May 2018. At December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026, $750.0 million in outstanding borrowings under our 2025 Term Loan Facility, and $647.0 million in outstanding principal amount of our Commercial Paper. At December 31, 2023, we had $3.60 billion in aggregate principal amount of Senior Notes and $710.2 million in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 0.972% 2024 Notes in the principal amount of $1.40 billion mature on February 15, 2024, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility or under our Commercial Paper program. Since interest rates have increased significantly since we issued our 0.972% 2024 Notes, we expect our interest expense will increase as a result of the refinancing of such notes. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)(2) (in millions)
October 1, 2023 - October 31, 2023	—	$—	—
November 1, 2023 - November 30, 2023	887,130	$80.16	887,130
December 1, 2023 - December 31, 2023	499,372	$87.12	499,372
	1,386,502		1,386,502	$2,033.9

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On November 29, 2023, J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 40,621 shares of our common stock acquired by Mr. Bjornholt pursuant to Restricted Stock Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement will be May 23, 2024, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until February 24, 2026.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 1, 2024	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)