Form 10-K
period 2024-03-31
MICROCHIP TECHNOLOGY INC
filed 2024-05-23
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2024

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2023 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $41.4 billion.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 16, 2024: 536,885,996 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2023	II
Proxy Statement for the 2024 Annual Meeting of Stockholders (will be filed within 120 days after the end of the fiscal year to which this report relates)	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing on November 15, 2024
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the amended Credit Agreement
ASU	Accounting Standards Update
ASU 2020-06	ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Term Loan Amendment, dated as of August 31, 2023
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
Senior Notes	4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
SiC	Silicon Carbide
SRAM	Static random access memory
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles
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

Item 1. Business

Overview

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. With over 30 years of technology leadership, our broad product portfolio offers a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including 5G, data centers, sustainability, Internet of Things (IoT) and edge computing, advanced driver assist systems (ADAS) and autonomous driving, and electric vehicles, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

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
•reduce the consumption of natural resources
•add security to their products
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
•data center solutions
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

Mixed-signal microcontrollers are primarily available in 8-bit through 32-bit architectures.  8-bit mixed-signal microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall mixed-signal microcontroller market.  16-bit and 32-bit mixed-signal microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the customer system is manufactured. Some versions of FPGAs also include a mixed-signal microcontroller or microprocessor core to provide additional system on chip functionality to compute intensive tasks. Microprocessors integrate 32-bit (or above) central processing units (CPUs) with various high performance peripherals, such as communications and graphics, and execute code from external memory, typically dynamic random access memory.

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

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (such as statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of companies that outsourced all or substantial portions of their manufacturing. We comply with several quality systems, including: ISO9001 (2015 version), IATF16949 (2016 version), AS9100 (2016 version), and TL9000.

Refer to "Item 2. Properties" for further information regarding the location and principal operations of our manufacturing facilities.

Wafer Fabrication

Fab 2 currently produces 8-inch wafers and supports various manufacturing process technologies, and predominantly utilizes our 0.25 microns to 1.0 microns processes.  During fiscal 2024, we reduced wafer starts in Fab 2 to decrease production to be more in line with demand for our products. Fab 2 continues to add additional process technologies, implement process improvements, upgrade existing equipment, and add equipment to support future demand.

Fab 4 currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.
While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our multi-year $800 million expansion and capital equipment investment plan at Fab 4. We plan to resume our expansion efforts to increase Fab 4's capacity as the business outlook improves.

Fab 5 currently manufactures discrete and specialty products in addition to a lower volume of a diversified set of standard products on 6-inch wafers. In February 2023, we announced our plan to invest $880 million over the next several years to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. We plan to resume our expansion efforts as the business outlook improves.

We believe the combined capacity of Fab 2, Fab 4, and Fab 5 will allow us to respond to future demand for internally fabricated products with incremental capital expenditures. In light of the current macroeconomic environment, we have paused capacity expansion while continuing new technology implementation in all three facilities.

As a result of our prior acquisition activity, we acquired several smaller wafer fabrication facilities, which utilize older technologies that are appropriate for the discrete products they manufacture. We currently plan to continue to operate these fabrication facilities with modest investment to keep them operational.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries, including all of our 300mm wafer requirements and some of our 200mm and 150mm specialty process technologies. In fiscal 2024, approximately 64% of our sales came from products that were produced at outside wafer foundries.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2024, we increased capacity and capabilities at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2024, approximately 59% of our assembly requirements were being performed in our internal facilities and approximately 71% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

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

In each of fiscal 2024 and fiscal 2023, we derived 47% of our net sales through distributors compared to 53% of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which made up 12% and 11% of our net sales, in fiscal 2024 and in fiscal 2023, respectively, no distributor or direct customer accounted for more than 10% of our net sales.

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

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2024 through 2043.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our semiconductor business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our products and manufacturing processes.  Our waste disposal programs in our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations. However, any changes in such regulations or in their enforcement could result in an increase in capital expenditures such as acquiring costly equipment or other significant expenses to comply with environmental regulations.  Any failure by us to adequately control the storage, use, discharge and disposal of regulated substances could result in significant future liabilities.

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

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 22,300 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

Culture and Core Values

Before Microchip went public in 1993, Microchip created a cultural framework to unite its employees through shared workplace values, and to guide employees’ strategies, decisions, actions and job performance. Our culture is centered on a values-based, highly-empowered, continuous-improvement oriented approach. This corporate culture strengthens our business, and enables us to fulfill our purpose. Our focus on communication aims to provide transparency among leadership, to promote trust among employees, and is a critical part of Microchip’s culture.

Our culture is important to our employees, and is a key reason why we have a significant number of employees with long tenure with Microchip that have grown from individual contributors in the early stages of their careers into senior leadership positions today. This long tenure among our employee-base results in deep relationships and trust being built among colleagues, retention of our knowledge base, and continuation of our culture. More information on our Guiding Values can be found at www.microchip.com/en-us/about/investors/investor-information/mission-statement.

We promote employee adoption of our culture through a number of methods including training, mentorship, values-based performance reviews, company-wide quarterly meetings, town hall meetings with the President and Chief Executive Officer and other executive team members, and an open-door policy of communication where employees are encouraged to interact directly with management. To assess and improve employee engagement, we conduct our annual employee engagement survey, which is administered in a manner that allows employees to respond confidentially. The survey solicits feedback on a variety of factors, including engagement, culture, leadership, continuous improvement, collaboration, work environment, and ethics.

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

To support employee development, we provide opportunities to learn on-the-job through training courses, targeted development programs, mentoring and peer coaching, and ongoing feedback. We have a library of live and on-demand learning experiences. We create learning paths focused on our most common development needs and regularly upgrade our offerings to help ensure that our employees are exposed to current content. We offer tuition reimbursement programs to subsidize educational programs and advanced certifications. We have an employee resource group for women and one for employees from traditionally underrepresented groups in order to support readiness for future advancement.

Compensation Programs

We strive to provide competitive pay and benefits, that help meet the varying needs of our employees and encourage employees to be shareholders in Microchip through our various equity incentive plans. Our total compensation package includes base pay, broad-based stock grants and bonuses, healthcare and retirement plans, employee stock purchase plans, paid time off and family leave. Benefit programs include 401(k) programs in the U.S., and statutory pension programs outside the U.S. Microchip has multiple equity programs in place including restricted stock unit awards and employee stock purchase plans that align employee interests with those of our shareholders.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of April 30, 2024:

Name	Age	Position
Ganesh Moorthy	64	President, Chief Executive Officer, and Director
Steve Sanghi	68	Executive Chair
Richard J. Simoncic	60	Chief Operating Officer
J. Eric Bjornholt	53	Senior Vice President and Chief Financial Officer
Stephen V. Drehobl	62	Senior Vice President, MCU8 and MCU16 Business Units

 Mr. Moorthy was appointed as Chief Executive Officer in March 2021 and to the Board of Directors in January 2021. Mr. Moorthy has served as President since February 2016 and Chief Operating Officer since June 2009. He also served as Executive Vice President from October 2006 to August 2012 and as a Vice President in various roles since he joined Microchip in 2001.  Prior to this time, he served in various executive capacities with other semiconductor companies.  Mr. Moorthy holds an M.B.A. in Marketing from National University, a B.S. degree in Electrical Engineering from the University of Washington and a B.S. degree in Physics from the University of Mumbai, India. Mr. Moorthy served on the Board of Directors of Rogers Corporation from July 2013 to January 2024 and also served on the Audit Committee of the Board and as the Nominating, Governance and Sustainability Committee Chairperson. Mr. Moorthy was elected to the Board of Directors of Celanese Corporation in December 2023 and serves on the Audit Committee and as the Nominating and Corporate Governance Committee Chairperson.

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

Mr. Simoncic was promoted to Chief Operating Officer on April 1, 2024 and served as Executive Vice President Analog Power and Interface Business Unit from April 2023 to April 2024; as Senior Vice President, Analog Power and Interface Business Units from February 2019 to April 2023; and as Vice President, Analog Power and Interface Business Units from September 1999 to February 2019. From October 1995 to September 1999, he served as Vice President in various roles.  Since joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology.

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

Mr. Drehobl was promoted to Senior Vice President in 2019 and has served as Vice President of the MCU8 business unit and various other divisions and business units since July 2001. He has been employed by Microchip since August 1989 and has served as a Vice President in various roles since February 1997.  Mr. Drehobl holds a Bachelor of Technology degree from the University of Dayton. In April 2024, Mr. Drehobl notified us of his decision to retire from Microchip effective June 7, 2024.

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
•dependence on orders received and shipped in the same quarter, limited visibility to product shipments other than those shipped through our LTSAs;
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
•the impact of the effects of sustained adverse climate change on our operations;
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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation
•interruptions in and unauthorized access to our IT systems and security breaches or incidents impacting our systems, or data that we or our service providers maintain or otherwise process;
•exposure of our customers' business and proprietary confidential information due to security vulnerabilities of our products;
•risks related to use of artificial intelligence (AI);
•risks related to compliance with laws and regulations regarding privacy, data protection and cybersecurity;
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
•exposure to greater than anticipated income tax liabilities, changes in or the interpretation of tax rules and regulations or unfavorable assessments from tax audits;
•impact of the legislative and policy changes implemented globally by the current or future administrations;
•impact of stringent environmental, climate change, conflict-free minerals and other regulations or customer demands;
•failure to meet ESG expectations, standards or disclosure requirements;
•impact regarding the responsible use of our technologies; and
•requirement to fund our foreign pension plans.

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
•disruptions in our business, our supply chain or our customers' businesses due to public health concerns (including viral outbreaks and pandemics), cybersecurity incidents, terrorist activity, armed conflict, war (including military conflict in the Middle East and Russia's invasion of Ukraine), worldwide oil prices and supply, fires, natural disasters or disruptions in the transportation system;
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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the enactment of broad sanctions against the U.S. by other countries, public health concerns, industry work stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However in fiscal 2024, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and could have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility.

Our customers may also be adversely affected by these same issues. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, consolidation in their supply chain, or sanctions, trade restrictions or tariffs or the impact of public health concerns that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

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

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2024 and fiscal 2023, approximately 64% and 63%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during fiscal 2024, approximately 41% of our assembly requirements and 29% of our test requirements were performed by third-party contractors compared to approximately 41% of our assembly requirements and 33% of our test requirements during fiscal 2023. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. As product demand softened in fiscal 2024, we took actions to selectively reduce our purchases from foundries. In the event of future increases in demand, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China, 12% in Taiwan and 10% in Germany. During fiscal 2023, approximately 78% of our net sales were made to foreign customers, including 21% in China and 14% in Taiwan.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog had been strong in fiscal 2022, fiscal 2023 and the first half of fiscal 2024, due to favorable business conditions and the impact of our Preferred Supply Program and our LTSAs, the business conditions that led us to implement the Preferred Supply Program changed and, as a result, on February 1, 2024, we discontinued the Preferred Supply Program for new orders. This change in our Preferred Supply Program does not impact our LTSAs. With the cancellation of the Preferred Supply Program, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. Our customers may have increased their order levels in previous periods of tight supply to help ensure they have sufficient inventory of our products to meet their needs, or they may have been unable to sell their products at their forecasted levels which would reduce our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

In February 2021, we announced our Preferred Supply Program and, starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. To participate in the original

Preferred Supply Program, customers were expected to place 12 months of orders, which could not be cancelled or rescheduled by the customer except in the event of price increases. In August 2023, we modified our Preferred Supply Program to allow orders for six months of continuous backlog, and those orders could be cancelled or rescheduled if our planned delivery date was greater than six months from the request date. The capacity priority under the Preferred Supply Program began for shipments in July 2021, and ended upon delivery of orders that were placed under the Preferred Supply Program prior to February 1, 2024. The Preferred Supply Program and the LTSAs are not a guarantee of supply; however, they were designed to provide the highest priority for those orders which are under these programs, and the capacity priority was on a first-come, first-served basis until the available capacity was booked. A significant portion of our backlog was booked under these programs while the programs were in effect. There can be no assurance that these programs will continue to be successful or that they will provide the benefits we expect to our business. For example, in the fourth quarter of fiscal 2023 and in fiscal 2024, we accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that we decide to not accommodate a request to push out orders and customers under these programs still attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the programs, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under these programs. Additionally, these programs have resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in recent periods.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In fiscal 2024, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $40.7 million. In fiscal 2023, we operated at or above normal capacity levels.

We may not be able to achieve expected returns from our planned capacity expansions.

In fiscal 2023, we announced our intent to expand our production capacity in the U.S. While select investments are still being made, due to weak business conditions, in the fourth quarter of fiscal 2024, we paused most of our multi-year $800 million expansion and capital equipment investment plan at Fab 4 in Gresham, Oregon and paused our $880 million silicon carbide (SiC) and silicon production capacity expansion at Fab 5 in Colorado Springs, Colorado.

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

Investments in capital expenditures for our capacity expansion projects may not generate expected returns, or cash flows. Significant judgement is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Delays in commencement, completion and ramping of expanded production facilities, or failure to optimize our investment choices, or increased costs could significantly adversely impact our ability to realize expected returns on our capital expenditures. Changes in laws or rulemaking in jurisdictions where we have planned expansion may cause us to reconsider the location or size of such expansion plans. For example, Regulation 27, a recently adopted rule in Colorado requires companies to significantly reduce greenhouse gas emissions in a short timeframe. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. We have designed our Colorado expansion plan to meet the requirements of Regulation 27. Further adverse impacts to our construction projects could negatively impact our ability to reduce costs or meet customer demand. If we do receive government incentives through the CHIPS Act, or through foreign, state, and local grants, the restrictions and operational requirements that are associated with such grants could add complexity to our operations and increase our costs. With regard to the CHIPS Act, we have signed a non-binding Preliminary Memorandum of Terms to receive a grant under the CHIPS Act for modernization and expansion of our Colorado Springs, Colorado facility and expansion of our Gresham, Oregon facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review and ultimately may not result in us receiving CHIPS Act funding. Our failure to conclude definitive agreements for any reason and receive final awards could make it more difficult to meet the requirements of Regulation 27, and could create a negative perception or reputational concern with respect to us and our business. Any of the above factors could have a material adverse effect on our business, results of operations or financial condition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, public health conditions or trade tensions) and our acquisition activity have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in fiscal 2024, and adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 47% of our net sales in each of fiscal 2024 and fiscal 2023. With the exception of certain orders placed under our original Preferred Supply Program (which has been discontinued for new orders effective February 1, 2024) and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies and labor markets or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in the fourth quarter of fiscal 2023 and in fiscal 2024, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. As a result of the foregoing, we have incurred charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 or other public health issues again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 34.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements, or the impact of pandemics.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, the amendment to the U.S. National Defense Authorization Act (NDAA) was signed into law on December 23, 2022, and its provisions go into effect in December 2027. The NDAA amendment prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the U.S. government determines is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when the NDAA amendment goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certifications that we may not meet, or may choose not to meet. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. These clearances are subject to the requirements and regulations including the National Industrial Security Program Operating Manual that governs the protection of classified information released or disclosed in connection with the performance of classified government contracts. Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. Any failure to comply with these requirements and regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors and may materially and adversely affect our operating results.

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

As a result of our acquisition activity our goodwill and intangible assets increased significantly and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2024, we had goodwill of $6.68 billion and net intangible assets of $2.78 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through March 31, 2024, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in fiscal 2024 or in fiscal 2023. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel and available labor may intensify for a variety of reasons, including the increase in work-from home arrangements brought about by COVID-19, and the wage inflation in our industry. Also, long-term labor conditions may intensify due to the expected construction of new wafer fabrication facilities by foundries and third parties in locations near our existing facilities.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, any that may relate to new system implementations, computer viruses, security breaches or incidents, cyber-attacks, ransom-style attacks, theft or tampering, inadvertent error, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, security breaches or incidents in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, or any perception any of the foregoing has occurred, could have a material adverse impact on our business, operations, supply chain, sales and operating results, result in regulatory inquiries, investigations or other proceedings against us, result in claims, demands and litigation against us, or damage our reputation.  Such improper handling of confidential data, or system or network disruption, or any cyber-attack or other means of effectuating a security breach or incident, could result in loss, unavailability, an unauthorized release of, or other unauthorized use or processing of, personal data, or our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information. Any such matter, or any perception that it has occurred, could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages, and may result in regulatory investigations, inquiries or other proceedings, enforcement actions, remediation obligations, claims for damages, litigation, and fines, penalties, damages, other liabilities, and other sanctions.

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in fiscal 2019, we learned of an ongoing compromise of our computer networks by what is believed to be sophisticated hackers. We engaged outside legal counsel and a leading forensic investigatory firm with experience in such matters. We took steps to identify malicious activity on our network including a compromise of our network and, in May 2019, we began implementing a containment plan. We routinely evaluate the effectiveness of the containment mechanisms that were implemented and continue to implement additional measures. We analyzed the information that was compromised and we do not believe that this IT system compromise has had a material adverse effect on our business or resulted in any material damage to us. As a result of the IT system compromise, our management, including our chief executive officer and our chief financial officer, concluded that our internal controls related to IT system access were not effective resulting in a material weakness in our internal controls for fiscal 2019. Although this material weakness in our internal control was remediated in fiscal 2020, there can be no assurance that similar control issues will not be identified in future periods. Additionally, new information can develop that may impact our assessment of cyber events, including information learned as we develop and deploy mitigations.

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Geopolitical events and tensions may increase these risks. Also, as AI continues to evolve, cyber-attackers could use AI to develop malicious code, sophisticated phishing attempts, and convincing deep fakes. A deep fake is a manipulation of our content or the voices or images of our leaders to maliciously publish false messages that appear to be authentic. Such messages may harm our reputation, which may in turn have an adverse impact on our revenue and profits, and reduce the trading price of our stock. A threat could also be introduced by our or our customers and business partners use of AI tools. The output of these tools may include threats such as introducing malicious code when AI generated source code is incorporated into products or systems. Were any future attacks to be successful, or through the unintentional introduction of security vulnerability due to AI usage, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. More generally, we may face significant delays in identifying, remediating, and otherwise responding to any interruption, disruption, security breach or incident.

In recent years, we have regularly implemented improvements to our protective measures that have included, but have not been limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing future cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any future cyber-attacks or disruptions. Our ability to recover from ransomware and other ransom-style attacks may be limited if our backups have been affected by the attack, or if restoring data from backups is delayed or not feasible. Our system improvements have resulted in increased costs to us and we may be required to dedicate additional expenditures and resources to making system improvements and otherwise addressing cybersecurity matters in the future, whether in response to any disruption, interruption, breach, incident or otherwise. Further any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory inquiries, actions or other proceedings, or paying damages, fines or penalties. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as the recently enacted SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any actual or alleged failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees, or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish, access, process or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property, or other proprietary or confidential information. This risk would be exacerbated to the extent our competitors for talent, particularly engineering talent, attempt to hire our employees. Similarly, we provide access to certain of our technology, intellectual property, and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors, and other vendors have access to portions of our and our customers' data. These service providers also face significant cybersecurity threats, and they may be subject to cyber-attacks, disruptions, and interruptions to their networks and systems, and otherwise may suffer from security breaches and incidents. Any such breach or incident, including any involving misappropriation, loss or other unauthorized processing of data maintained or otherwise processed by our third-party service providers, or any perception any of these has occurred, could negatively impact our business, operations and financial results, as well as our relationship with our customers.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our cybersecurity practices or measures. We do not have insurance coverage specially for cybersecurity matters. Insurance coverage that we do have may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our cybersecurity practices or measures or otherwise relating to any cybersecurity breach or incident, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We face risks related to security vulnerabilities in our products.

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

We face risks to our business and proprietary confidential information due to use of AI.

We limit our employees’ use of third-party and open-source AI tools, such as ChatGPT, in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, failure to comply with open-source software requirements, and failure to comply with actual or asserted legal or other obligations. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Issues relating to the responsible use of our technologies, including AI, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of technologies, including new and evolving technologies such as AI, in our products may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI enabling products, we may experience brand or reputational harm, competitive harm or legal liability. Complying with regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the EU, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. Furthermore, changes in AI-related regulation could impact us and require us to change our business practices, which may negatively impact our financial results.

Our failure to comply with federal, state, or international laws and regulations regarding privacy, data protection and cybersecurity may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, the California Consumer Privacy Act (CCPA), and the California Privacy Rights Act (CPRA). The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Further, such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA.

We have relied mainly on the European Commission’s Standard Contractual Clauses (SCCs), for transfers of personal information from the EEA to the U.S. or other countries. However, the Court of Justice of the EU in a July 2020 decision (Schrems II) invalidated the EU-U.S. Privacy Shield Framework (Privacy Shield), and also called for stricter conditions in the use of the SCCs. Following the Schrems II decision, certain data protection authorities in the EU have issued statements advising companies within their jurisdiction not to transfer personal data to the U.S. under the SCCs. The EU and U.S. have established a successor framework to the Privacy Shield, the EU-U.S. Data Privacy Framework (EU-U.S. DPF), but it already has faced a legal challenge and may face additional legal challenges. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we may face increased exposure to regulatory actions and substantial fines and injunctions against processing personal information from the EEA. The loss of our ability to lawfully transfer personal data out of the EEA may cause reluctance or refusal by European customers to communicate with us as they are currently, and we may be required to increase our data processing capabilities in the EEA at significant expense. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency which could increase the cost and complexity of providing our products in those jurisdictions.

Furthermore, the GDPR and the U.K. equivalent of the GDPR expose us to two parallel data protection regimes in Europe, each of which potentially authorizes fines and enforcement actions for certain violations. Substantial fines may be imposed for breaches of data protection requirements, which can be up to 4% of a company’s worldwide revenue or 20 million Euros, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Although the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries, covered by a European Commission 'adequacy decision' through the continued use of SCCs and binding corporate rules, these laws and regulations are subject to change, and any such changes could have adverse implications for our transfer of personal data from the U.K. to the EEA and other third countries. Additionally, the EU AI Act could impose onerous obligations that may disadvantage us and require us to change our business practices.

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection, and cybersecurity. For example, California has enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which would increase the cost and complexity of doing business and could result in fines from regulators. For example, China’s law imposes various requirements relating to data processing and data localization. Data broadly defined as important under China’s law, including personal data, may not be transferable outside of China without prior assessment and approval by the Cyberspace Administration of China (CAC). Compliance with these requirements, including CAC assessments and any deemed failures of such assessments, could cause us to incur liability, prevent us from using data collected in China or impact our ability to transfer data outside of China. The inability to import personal data to the U.S. could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European, China and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which could negatively impact our business.

While we plan to continue to undertake efforts to conform to current legal and regulatory obligations and to account for relevant best practices, such efforts may be unsuccessful or result in significant costs. We may also experience reluctance, or refusal by European or multi-national customers to continue to provide us with personal data due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by applicable data protection laws or by certain data protection authorities. These and any other laws relating to privacy or data protection and their interpretations continue to develop and their uncertainty and inconsistency may increase the cost of compliance, cause compliance challenges, restrict our ability to offer products in certain locations in the same way that we have been, and potentially adversely affect certain third-party service providers. Further, any actual or alleged failure by us or our service providers to comply with laws, regulations, or other actual or asserted obligations relating to privacy, data protection, or cybersecurity may subject us to claims, demands, and litigation, sanctions or fines by regulators, and other damages and liabilities. Any of the foregoing may harm our reputation and market position and otherwise could adversely affect our business, financial condition and results of operations.

We are exposed to various risks related to legal proceedings, investigations or claims.

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product defects, breach of contracts, export controls and sanctions, and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless, have in the past and could in the future result in unexpected and substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, incur reputational damage, and our business, financial condition or results of operations could be harmed.

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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. We discontinued our Preferred Supply Program for new orders effective February 1, 2024 because the business conditions that led us to implement the Preferred Supply Program had changed. This change does not impact our LTSAs. While we had approximately 123,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in fiscal 2024, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024.

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

Failure to adequately protect our intellectual property could result in competitive harm, lost revenue or market opportunities.

Our ability to obtain patents, licenses and other intellectual property rights covering our products and manufacturing processes is important for our success. To that end, we have acquired certain patents and licenses and intend to continue to seek patents on our technology and manufacturing processes. The process of seeking patent protection can be expensive, and patents may not be issued from currently pending or future applications. In addition, our existing and new patents, trademarks and copyrights that are issued may not have sufficient scope or strength to provide meaningful protection or commercial advantage to us. We may be subject to, or may initiate, interference proceedings in the U.S. Patent and Trademark Office, patent offices of a foreign country or U.S. or foreign courts, which can require significant financial resources. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S. Infringement of our intellectual property rights by a third-party could result in harm to our competitive position, uncompensated lost market and revenue opportunities for us. Although we continue to aggressively defend and protect our intellectual property on a worldwide basis, there can be no assurance that we will be successful.

Certain of our software, as well as that of our customers, may be derived from “open source” software that is generally made available to the public by its authors. Open source software licenses impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to legally establish that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated which could adversely impact our business and results of operations.

Governments and courts are considering new issues in intellectual property law with respect to works created by AI technology, which could result in changing and inconsistent intellectual property rights in development processes, procedures and technologies we create with AI technology, which could have a material adverse effect on our business.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software are subject to laws and regulations that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations and economic embargoes or trade sanctions against certain countries and parties, including those administered by the U.S. Departments of State, Commerce, and Treasury. Licenses or license exceptions are often required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computer and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation expanded the scope of foreign-produced items subject to license requirements under U.S. law and added 28 entities located in China to the U.S. Commerce Department Entity List. In November 2023, the U.S. Commerce Department added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them. The result is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the October 2022 and November 2023 regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including

Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, have continued to escalate from 2018 to present, and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. We took steps to mitigate the costs of these tariffs on our business by adjusting our operations and supply chain. Although these tariff increases did not result in a material adverse impact on our operating costs in fiscal 2019 or fiscal 2020, they did reduce demand for our products during fiscal 2019 and fiscal 2020. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage non-U.S. governments to request that our customers purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations, including those that align with the Organisation for Economic Co-operation and Development’s Base Erosion Profit Shifting recommendations, or the interpretation of tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The current administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated support for significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, decrease our revenue and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all of which may have a material adverse effect on our financial condition and results of operations.

We are subject to stringent environmental, climate change and other regulations, which may force us to incur significant expenses and impact our operations.

We must comply with federal, state, local and foreign governmental regulations related to the use, storage, emissions, discharge and disposal of hazardous substances used in our products and manufacturing processes, or that are the result of our manufacturing operations, such as greenhouse gases. We must also comply with rules and regulations regarding limiting greenhouse gas emissions, public reporting of environmental metrics such as greenhouse gas emissions and hazardous substances, and obtain third-party assurance of greenhouse gas reporting. Regulations could require us to change manufacturing processes, substitute materials which may cost more or be less available, obtain new permits and undertake other costly activities.

Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, criminal and civil liabilities, import/export restrictions, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs, and could also result in reduction or suspension of production, or even cessation of operations. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to close or reduce production at certain facilities, reengineer certain of our existing products and may prevent us or make it more expensive for us to manufacture, sell and ship our products. For example, in Colorado, Regulation 27 requires companies operating in Colorado to significantly reduce greenhouse gas emissions in a short timeframe. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. We have designed our Colorado expansion plan to meet the requirements of Regulation 27 and some of this plan is dependent on CHIPS Act funding. If we do not receive CHIPS Act funding, or are unable to implement the necessary abatement plan, we may be required to limit our expansion plans in Colorado, ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

In March 2022, the SEC proposed a rule entitled Enhancement and Standardization of Climate-Related Disclosures for Investors which it then adopted March 6, 2024. However, on April 4, 2024, the SEC announced that it was delaying the implementation of the rule pending challenge in the U.S. Eighth Circuit Court. While the rule is not yet implemented, if it were to be implemented in its current form, we would incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification. Further, certain elements of the proposed rule, such as mandatory third-party verification of emissions, may be difficult to comply with in the proposed required timeframe as there may be an insufficient number of qualified third-party verification entities to meet demand.

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

Sustained adverse climate change poses risks that could harm our results of operations.

Voluntary actions we may take or have taken as part of our ESG initiatives could require us to limit emissions, change manufacturing processes, substitute materials which may cost more or be less available, fund offset projects, or undertake other costly activities. Voluntary restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs. The cost of compliance with such voluntary efforts could restrict our manufacturing operations, increase our costs, and have an adverse effect on our operating results.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We filed a Form SD with the SEC regarding such matters on May 17, 2024. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers and others may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity, delivery times and quality could be negatively impacted.  Our relationships with customers, suppliers and stockholders may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy those that require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or a reduction in purchases from us, and we may have to write off inventory if it cannot be sold.

In addition to concerns over “conflict” minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

Failure to meet ESG expectations, standards or disclosure requirements or achieve our corporate responsibility goals, could adversely affect our business, results of operations, financial condition, or stock price.

In recent years, there has been an increased focus on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, data privacy, cybersecurity, trade controls, diversity, equality and inclusion, responsible sourcing and supply chain, use of products for illegal or unethical purposes, human rights, and social responsibility. We are committed to corporate responsibility and actively manage these issues including through our guiding values and our internal policies. As an example, since we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus. However, we have been made aware that there are entities in Russia that indirectly obtained our products after March 2022 despite the preventative measures we took and continue to take. Though we continue to improve our processes and procedures to prevent the unauthorized flow of our products, our actions have not been fully successful. We operate in an extensive, ever-changing global supply chain, an expectation of complete traceability of standard semiconductor products to every end use and prevention of product misuse and diversion is unachievable. Thus, despite our efforts, our products may be used for illegal or objectionable applications and third parties may engage in conduct that we do not support or condone.

Also, we have publicly announced environmental goals including those related to greenhouse gas emissions reduction, achieving net zero carbon emissions and renewable energy usage, which we may refine or expand further in the future. These goals reflect our current plans and aspirations, and are not guarantees that we will be able to achieve them. These goals could expose us to heightened scrutiny and financial, legal, reputational, operational, compliance, and other risks, including lost customer opportunities, which could negatively impact us. Further, any failure to set or achieve corporate responsibility initiatives that meet our stakeholders' evolving expectations could also negatively impact us.

In addition, we are or expect to become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California's new climate change disclosure requirements, the EU's new Corporate Sustainability Reporting Directive and climate-change disclosure requirements from the SEC. Compliance with such laws and regulations, as well as the overall increased focus and scrutiny from the SEC and other regulators, investors, customers, vendors, employees, and other stakeholders concerning ESG and climate matters, could impose additional costs on us and expose us to new risks, including resulting in changes to our current ESG goals.

Evolving stakeholder expectations, voluntary and required reporting regimes that are not harmonized and continue to change, and our efforts to manage these issues, report on them, and accomplish our goals, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price. It is also possible that government, customers, investors and other stakeholders might not be satisfied with our policies, programs, goals, performance and related disclosures, or the speed of their adoption, implementation and measurable success, or that we have adopted such policies, programs and commitments.

Such risks and uncertainties include:
•reputational harm, including damage to our relationship with customers, supplies, investors, governments, or other stakeholders;
•we may lose customers who choose not to do business with us, or we may choose to discontinue or restrict business with certain customers due to our policies;
•liabilities or penalties associated with inadequate processes to collect, audit, or disclose information;
•adverse impacts on our ability to sell and manufacture products;
•increased risk of litigation, investigations, or regulatory enforcement action;
•unfavorable ESG ratings or investor sentiment;
•diversion of resources and increased costs to control, assess, and report on ESG metrics;
•our ability to achieve our goals within announced timeframes;
•increased costs and resources to monitor, report and achieve our goals;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.65 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of March 31, 2024, the principal amount of our outstanding indebtedness was $6.02 billion. At March 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026, $750.0 million in outstanding borrowings under our 2025 Term Loan Facility, and $1.36 billion in outstanding principal amount of our Commercial Paper. At March 31, 2024, we had $3.20 billion in aggregate principal amount of Senior Notes and $710.2 million in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 0.983% 2024 Notes in the principal amount of $1.00 billion mature on September 1, 2024, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility or our Commercial Paper program or by issuing senior notes or convertible debt. Since interest rates have increased significantly since we issued our 0.983% 2024 Notes, we expect our interest expense will increase as a result of the refinancing of such notes. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Governance

Risk Management and Strategy

We define cyber risk governance as a program of measures designed to protect our IT assets and information from unauthorized access, attacks or service disruptions. Our risk governance processes were designed by our IT Shared Services (ITSS) team, which maintains knowledge about the types of high-profile security breaches being reported more frequently across the globe. The secure processing, maintenance, and transmission of sensitive data, including confidential and other proprietary information about our business and our employees, and information belonging to our customers, suppliers, and business partners, is important to our operations and business strategy. As a result, cybersecurity and data protection are key components of our long-term business strategies.

We use various processes to inform our assessment, identification and management of risk from cybersecurity threats. Key areas of our cybersecurity risk management processes and strategy currently include:

Processes and Coordination

We manage cyber security and assess associated risks in these ways:
•ITSS, led by our Chief Information Security Officer (CISO), has first-line responsibility for our cybersecurity risk management processes, and works to coordinate efforts, priorities and oversight of cybersecurity risk;
•ITSS works with functional groups such as manufacturing, business operations, engineering, human resources, legal, and finance and is responsible for evaluating and assessing overall cybersecurity risk, and advising senior management and the Audit Committee regarding our cybersecurity risk profile and priorities as they evolve;
•we have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes; and
•our Internal Audit group monitors certain IT systems controls that are integrated into our larger Sarbanes-Oxley control environment.

Ongoing Evaluation and Assessment of Systems and Processes

We take steps to monitor evolving regulatory, industry and legal requirements and best practices relating to cyber risk mitigation, and we employ standards and frameworks that we deem appropriate to address identified risks. In addition to periodic in-depth evaluations of our applicable systems and processes, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise. We adjust our systems, procedures, and policies as we deem necessary and in response to identified threats and risks. For example, ITSS has implemented improvements to our protective measures that have included, but have not been limited to: endpoint intrusion detection and response software, vulnerability scans, regular patching of vulnerabilities, evaluating and reviewing log monitors, event correlation tools, network segmentation, system audits, data partitioning, privileged account segregation and monitoring, and tabletop exercises.

Security Awareness Program to Train and Test Personnel

We sponsor a multi-faceted security awareness program that includes regular, mandatory trainings for our personnel on best practices for cyber-hygiene including: multifactor authentication and single sign-on use for cloud applications; ways to identify social engineering techniques, policy and process awareness, periodic phishing simulations and other preparedness testing.

Cyber Incident Response Plan

We maintain a cross-functional cyber incident response plan with defined roles and responsibilities and reporting protocols. This plan focuses on responding to, identifying the severity of, and recovering from a breach as well as mitigating any impact to our business. Generally, when a suspected breach is identified, the ITSS team will escalate the issue to the personnel identified in the plan for initial analysis and guidance. In the event of an actual breach, the CISO will prepare an initial assessment and consult with our general counsel (GC) and our Chief Financial Officer (CFO). Together, our GC, CFO and CISO will consult with other executives, including our Chief Executive Officer and our Chief Operating Officer, to determine the incident’s impact to our business. This management group (in consultation with outside experts) will be responsible for determining whether a particular incident (alone or in combination with other factors) triggers any public reporting or third-party notification requirements.

Regular Evaluation of Initiatives, Results and Priorities

The ITSS team, in consultation with members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments across our geographic footprint, results of recent ITSS initiatives, and developments in the cybersecurity threat landscape. On an annual basis the CISO updates the Audit Committee (generally with all other Board members in attendance) on the performance of cyber risk key performance indicators (KPIs), cyber risks, staffing and key ITSS initiatives. On a quarterly basis the CISO updates the Audit Committee (generally with all other Board members in attendance) on the KPIs and any changes to our cyber risk mitigation efforts, and any cyber breaches that may have occurred. Feedback from the Audit Committee and senior management assists us in determining whether any further changes to our existing policies and practices are warranted. We expect that our cybersecurity risk management processes and strategy will continue to adapt as the cybersecurity threat landscape evolves. We engage third parties to assist us with our cybersecurity risk management and strategy. Some of these third parties provide us with ongoing assistance (such as threat monitoring, mitigation strategies, updates on emerging trends and developments and policy guidance) while others provide targeted assistance (such as security and forensic expertise) as needed.

Review of Third Parties

There are risks associated with sharing information with third parties, and with allowing third parties to access our systems. Therefore, prior to integrating any third-party provider’s information into our systems, we assess their security maturity against our standards, assess business risks associated with integration and request changes as we deem necessary.

Governance

Consistent with our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while our Board and its Audit Committee play an active, ongoing oversight role.

Board Oversight

Our Board has delegated to its Audit Committee specific, first-line responsibility for overseeing major cybersecurity risk exposures in addition to our broader enterprise risk management program. Specifically, under its charter, the Audit Committee is responsible for overseeing and monitoring enterprise risk management, privacy, cybersecurity and data security matters, including the potential impact of those exposures on Microchip’s business, financial results, operations and reputation, and the steps management has taken to monitor and mitigate such exposures. The CISO reports at least quarterly to the Audit Committee on information security and data privacy and protection. These presentations address a wide range of topics, including trends in cyber threats and the status of initiatives designed to bolster our security systems. Our full Board is typically in attendance at these presentations made to the Audit Committee. At least annually, the Board meets with members of our senior management team to review and discuss our enterprise risk management program, including areas of material risk and how these risks, which may include cybersecurity risk, are being managed and reported to the Board and its committees.

Management’s Role

Our ITSS team is led by our CISO, who reports to our Executive Vice President and Chief Financial Officer. Our CISO is a former CPA that has 34 years of experience in leading global accounting and business information systems groups including strategy, applications, infrastructure, information security, support, and execution.

Digital security at Microchip is the primary responsibility of our ITSS team. Our ITSS team is responsible for infrastructure services and business continuity as it relates to digital information. The ITSS team oversees compliance with our cybersecurity framework within our Company and facilitates cybersecurity risk management activities. The ITSS team also assists with the review and approval of policies, completes benchmarking against applicable standards and oversees the security awareness training program. ITSS works to address and respond to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. Collectively, ITSS has decades of relevant education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity and architecture training for our team members.

Conclusion

As of March 31, 2024, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents that have materially affected Microchip, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, and security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process, could adversely affect our business”, in this Annual Report on Form 10-K.

Item 2. Properties

At March 31, 2024, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	720,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Lamesa, Calamba, Philippines	610,300	Assembly and test, warehousing and administrative offices
Chacherngsao, Thailand	498,100	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Colorado Springs, Colorado	480,000	Wafer fabrication (Fab 5), test and R&D
Canlubang, Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Tempe, Arizona	388,100	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bangalore, India	294,000	R&D center, sales and marketing support and administrative offices
Chacherngsao, Thailand	287,300	Assembly and test, warehousing and administrative offices
Chennai, India	187,000	R&D center
Hyderabad, India	167,554	Design and engineering
Lawrence, Massachusetts	160,000	Manufacturing and administrative offices
Rousset, France	144,500	Test, R&D and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Neckarbischofsheim, Germany	83,800	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,100	Manufacturing
Heilbronn, Germany	48,000	R&D and administrative offices
Karlsruhe, Germany	46,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index
$500
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2019 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March
	2019	2020	2021	2022	2023	2024
Microchip Technology Incorporated	100.00	83.05	192.59	188.72	214.05	233.99
S&P 500 Stock Index	100.00	93.02	145.44	168.20	155.20	201.57
Philadelphia Semiconductor Index	100.00	110.38	231.77	257.39	246.23	378.21

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

On May 16, 2024, there were approximately 543 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," at page 60 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2024.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of our common stock in the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1) (in millions)
January 1, 2024 - January 31, 2024	—	$—	—
February 1, 2024 - February 29, 2024	2,790,831	$83.05	2,790,831
March 1, 2024 - March 31, 2024	1,745,924	$89.10	1,745,924
	4,536,755		4,536,755	$1,646.5

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
•The possibility of future pricing fluctuations in our analog product line;
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
•Our plans to modify and enhance our cybersecurity risk management processes and strategy;
•The impact of the resolution of legal actions on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•The amounts and timing, and our plans and expectations relating to the U.S. Statutory Notice of Deficiencies and proposed income adjustment from the Malaysian Inland Revenue Board;
•Our expectation regarding the treatment of our unrecognized tax benefits in the next 12 months;
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
•Our expected debt obligation maturities and plans to refinance our existing debt;
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
•Our belief that our culture, values, and organizational development and training programs will continue to provide an inclusive work environment where our employees are empowered and engaged to deliver the best embedded control solutions;
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

Introduction

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as with other sections of this Annual Report on Form 10-K, including "Item 8. Financial Statements and Supplementary Data." For an overview of our business and recent trends, refer to our "Business and Macroeconomic Environment" discussed below.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our Business and Macroeconomic Environment followed by the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2024 compared to fiscal 2023, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources." Our liquidity and capital resources section generally discusses fiscal 2024 compared to fiscal 2023. For our discussion of our fiscal 2023 results compared to fiscal 2022 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on May 25, 2023 which is incorporated by reference herein.

Business and Macroeconomic Environment

While strong customer demand for our products outpaced capacity in fiscal 2023, many of our customers felt the adverse effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates in the March 2023 quarter which continued through fiscal 2024. During this period, we continued to receive requests to push out or cancel backlog resulting from customer actions to reduce inventory levels. However, beginning in the March 2024 quarter, we started seeing improvements in our business and customer requests to push out or cancel backlog started to decrease, bookings started to increase and the number of expedites and shipment pull in requests are growing. At the same time we continue to prioritize our efforts to manage our high inventory levels, and during the June 2024 quarter, we reduced production levels and implemented up to two weeks of shutdown days in our global production facilities. Consistent with the weak macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

In response to industry capacity conditions improving and our product lead times reducing, we discontinued our Preferred Supply Program in February 2024 with respect to all new orders. We had initially launched our Preferred Supply Program in February 2021 to provide our customers with prioritized capacity when product demand in the industry significantly exceeded supply. Since the March 2022 quarter, we have been entering into LTSAs with certain of our customers for products that will be shipped in future periods. We also entered into certain LTSAs with key suppliers.

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

Revenue Recognition

We generate revenue primarily from sales of our semiconductor products to distributors and non-distributor customers (direct customers). We apply the following five-step approach to determine the timing and amount of revenue recognition: (i) identify the contract with the customer, (ii) identify performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the performance obligation is satisfied.

Sales of semiconductor products to our customers are governed by a purchase order, an order acknowledgment, and a distributor agreement in the case of our distributor customers. Sales to customers do not meet the definition of a contract until the customer has sent in a purchase order, we have acknowledged the order, we have deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. As is customary in the semiconductor industry, we offer price concessions and stock rotation rights to many of our distributors. As these are forms of variable consideration, we estimate the amount of consideration to which we will be entitled using recent historical data and applying the expected value method. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. After the transaction price has been determined and allocated to the performance obligations, we recognize revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with customers is recognized at, or near to, the time risk and title of the inventory transfers to the customer, which is generally upon shipment.

Overall, our estimates of adjustments to contract price due to variable consideration under our contracts with distributor customers, based on our assumptions, have been materially consistent with our actual results. However, these estimates are subject to management’s judgment and actual provisions could be different from our estimates, resulting in future adjustments to our revenue and operating results. A 100-basis point increase in the blended price concession rate would have changed the measurement of our refund liability recorded within accrued liabilities by $10.1 million.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We record a charge to cost of sales to write down our inventory for estimated excess, obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of excess or obsolete inventory, we evaluate projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and write down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued. A 1% variance in the estimated demand for our products would have changed the estimated net realizable value of our inventory by approximately $3.2 million as of March 31, 2024.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to record our income taxes in each of the jurisdictions in which we operate.

Various taxing authorities in the U.S. and other countries in which we do business may scrutinize the tax structures employed by businesses.  Companies of our size and complexity are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  We are currently being audited by the tax authorities in the U.S. and in various foreign jurisdictions. At this time, we do not know what the outcome of these audits will be. We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model related to the valuation of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the closing of a statutory audit period or changes in applicable law.  Due to the inherent uncertainty in the estimation process, including the complexity involved to interpret and apply tax laws, and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for fiscal 2024 and fiscal 2023:

	Fiscal Year Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	34.6	32.5
Gross profit	65.4	67.5

Research and development	14.4	13.3
Selling, general and administrative	9.6	9.5
Amortization of acquired intangible assets	7.9	7.8
Special (income) charges and other, net	(0.2)	—
Operating income	33.7%	36.9%

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

The following table summarizes our net sales for fiscal 2024 and fiscal 2023 (dollars in millions):

	Fiscal Year Ended March 31,
	2024	2023	Change
Net sales	$7,634.4	$8,438.7	(9.5)%

The decrease in net sales in fiscal 2024 compared to fiscal 2023 was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates which factors resulted in many customers having higher levels of inventory. Additionally, semiconductor industry conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our price increases were implemented at various times and in various amounts throughout fiscal 2023 with respect to our very broad range of customers and products. These price increases contributed to the change in net sales during fiscal 2024. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for fiscal 2024 compared to fiscal 2023 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions; and
•increasing semiconductor content in our customers’ products through our TSS product portfolio.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in fiscal 2024 or fiscal 2023.

Net sales by product line for fiscal 2024 and fiscal 2023 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2024	%	2023	%
Mixed-signal Microcontrollers	$4,272.4	56.0	$4,755.7	56.3
Analog	2,016.4	26.4	2,376.9	28.2
Other	1,345.6	17.6	1,306.1	15.5
Total net sales	$7,634.4	100.0	$8,438.7	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 56.0% and 56.3% of our net sales in fiscal 2024 and fiscal 2023, respectively.

Net sales of our mixed-signal microcontroller products decreased approximately 10.2% in fiscal 2024 compared to fiscal 2023. The decrease in net sales was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates which factors resulted in many customers having higher levels of inventory.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 26.4% and 28.2% of our net sales in fiscal 2024 and fiscal 2023, respectively.

Net sales from our analog product line decreased approximately 15.2% in fiscal 2024 compared to fiscal 2023. The decrease in net sales was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates which factors resulted in many customers having higher levels of inventory.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 17.6% and 15.5% of our net sales in fiscal 2024 and fiscal 2023, respectively.

Net sales related to these products and services increased approximately 3.0% in fiscal 2024 compared to fiscal 2023. The increase in net sales was primarily due to strength in our FPGA product line. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% of our net sales in each of fiscal 2024 and fiscal 2023. With the exception of Arrow Electronics, our largest distributor, which made up 12% and 11% of our net sales in fiscal 2024 and in fiscal 2023, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in fiscal 2024 or in fiscal 2023. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2024, our distributors maintained 41 days of inventory of our products compared to 24 days at March 31, 2023.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 41 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Due to the relatively high level of inventory days, we have accommodated efforts by our distributors to manage their inventory levels.

Sales by Geography

Sales by geography for fiscal 2024 and fiscal 2023 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2024	%	2023	%
Americas	$2,215.4	29.0	$2,169.0	25.7
Europe	1,851.7	24.3	1,774.8	21.0
Asia	3,567.3	46.7	4,494.9	53.3
Total net sales	$7,634.4	100.0	$8,438.7	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% and 78% of our net sales in fiscal 2024 and fiscal 2023, respectively. The decrease in net sales in Asia in fiscal 2024 compared to fiscal 2023 was primarily due to unfavorable business conditions and weakening demand in the China market. The increase in net sales in the Americas and Europe in fiscal 2024 compared to fiscal 2023 was driven by our available capacity due to the weakening demand in Asia and was offset by the adverse economic conditions in the regions. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in fiscal 2024 was $5.00 billion, or 65.4% of net sales, compared to $5.70 billion, or 67.5% of net sales, in fiscal 2023.

The primary reason for the decrease in gross profit of $545.3 million in fiscal 2024 compared to fiscal 2023 was an unfavorable net impact of sales volume, product mix and average gross profit per unit in fiscal 2024. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was an adverse impact of $58.4 million in fiscal 2024 compared to fiscal 2023. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was an adverse impact of $57.6 million in fiscal 2024 compared to fiscal 2023. The impact of unabsorbed capacity charges was an adverse impact of $40.7 million in fiscal 2024 compared to fiscal 2023. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels.

Our overall inventory was $1.32 billion at March 31, 2024 and 2023. We maintained 224 days of inventory on our balance sheet at March 31, 2024 compared to 169 days of inventory at March 31, 2023. Our overall inventory level was flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels. However, our days of inventory increased significantly due to lower net sales. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 59% of our assembly requirements were performed in our internal assembly facilities during each of fiscal 2024 and fiscal 2023. During fiscal 2024, approximately 71% of our test requirements were performed in our internal facilities, compared to approximately 67% during fiscal 2023. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2024, approximately 64% of our net sales came from products that were produced at outside wafer foundries, compared to approximately 63% during fiscal 2023. This percentage may vary based on supply and demand conditions in the market.

We anticipate that our gross margins will fluctuate over time, driven primarily by capacity utilization levels, the overall mix of products sold during the period, as well as manufacturing yields, unabsorbed capacity charges, and competitive and economic conditions in the markets we serve. We continue to transition products to more advanced process technologies to reduce future manufacturing costs.

Research and Development

R&D expenses for fiscal 2024 were $1.10 billion, or 14.4% of net sales, compared to $1.12 billion, or 13.3% of net sales, for fiscal 2023. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $20.9 million, or 1.9%, for fiscal 2024 compared to fiscal 2023. The primary reason for the decrease in R&D expenses in fiscal 2024 compared to fiscal 2023 was lower employee compensation costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2024 were $734.2 million, or 9.6% of net sales, compared to $797.7 million, or 9.5% of net sales, for fiscal 2023.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $63.5 million, or 8.0%, for fiscal 2024 compared to fiscal 2023. The primary reason for the decrease in selling, general and administrative expenses was lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2024 was $605.4 million compared to $669.9 million in fiscal 2023. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special (Income) Charges and Other, Net

During fiscal 2024, we earned special income and other, net of $12.3 million primarily due to the favorable resolution of a previously accrued unclaimed property audit matter partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. During fiscal 2023, we earned special income and other, net of $4.0 million primarily related to a favorable resolution of a previously accrued legal matter partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. Restructuring expenses incurred during fiscal 2024 and fiscal 2023 include $6.2 million and $16.8 million, respectively, related to the restructuring of our wafer fabrication operations.

Other Income (Expense)

Interest income in fiscal 2024 was $7.6 million compared to $2.1 million in fiscal 2023.

Interest expense in fiscal 2024 was $198.3 million compared to $203.9 million in fiscal 2023. The primary reason for the decrease in interest expense in fiscal 2024 compared to fiscal 2023 is due to the cumulative pay down of our debt offset by higher interest rates on our outstanding variable rate debt.

Loss on settlement of debt in fiscal 2024 was $12.2 million compared to $8.3 million in fiscal 2023. In fiscal 2024 and in fiscal 2023, the losses related to the settlement of a portion of our outstanding Convertible Debt.

Other loss, net, in fiscal 2024 was $2.2 million compared to other income, net of $3.8 million in fiscal 2023. The primary reason for the change in other (loss) income, net during fiscal 2024 compared to fiscal 2023 relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate for the fiscal year ended March 31, 2024, decreased over the same period last year as a result of changes in tax laws and changes to the valuation allowance established for certain deferred tax assets.

Our effective tax rate in fiscal 2024 includes a $69.8 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 3.0%; and a $62.9 million tax expense for the effects of foreign operations, which increased our effective tax rate by 2.7%.

Our effective tax rate in fiscal 2023 includes a $63.8 million tax benefit received from R&D credits, which reduced our effective tax rate by 2.2%; an $11.4 million tax benefit for share-based compensation deductions, which reduced our effective tax rate by 0.4%; a $50.6 million tax expense related to changes in various tax reserves, which increased our effective tax rate by 1.7%; and a $258.9 million tax expense for the effects of foreign operations, which increased our effective tax rate by 8.9%.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of fiscal 2024 and fiscal 2023 was approximately 22%. Our non-U.S. blended statutory tax rates in fiscal 2024 and fiscal 2023 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense, cash taxes, or effective tax rate for the years ending March 31, 2024 and March 31, 2023.

As of March 31, 2024, 27 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 24 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. Based on currently enacted law, the impact of GMT on the fiscal 2025 results is not expected to be material.

Liquidity and Capital Resources

We had $319.7 million in cash and cash equivalents at March 31, 2024, an increase of $85.7 million from the March 31, 2023 balance.

Operating Activities

Net cash provided by operating activities was $2.89 billion in fiscal 2024 primarily due to net income of $1.91 billion, adjusted for non-cash and non-operating charges of $1.06 billion and net cash outflows of $76.7 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2024 include a decrease in accounts payable due to lower spending in adverse economic conditions, decreases in accrued liabilities driven by lower accruals related to employee compensation offset by higher deferred revenue and sales related reserves, increases in other assets driven by payments for manufacturing supply capacity reservation commitments offset by increases in other liabilities due to cash collected from customers under our LTSAs, and a decrease in income tax payable, offset by a decrease in trade accounts receivable driven primarily by reduced revenue and timing of shipments and collections, and a decrease in inventories related to our efforts to balance manufacturing production, customer demand and inventory levels. The cash collected from these LTSAs is refundable when customers fulfill their purchase commitments. In future periods, we expect cash inflows under these LTSAs to decrease, and cash outflows to increase as amounts are refunded to customers (see "Note 2. Net Sales" to our consolidated financial statements). Net cash provided by operating activities was $3.62 billion in fiscal 2023 primarily due to net income of $2.24 billion, adjusted for non-cash and non-operating charges of $1.40 billion and net cash outflows of $16.0 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $392.1 million for fiscal 2024 compared to $599.5 million for fiscal 2023. Fiscal 2024 and fiscal 2023 investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $285.1 million and $486.2 million in fiscal 2024 and fiscal 2023, respectively. Capital expenditures were primarily for the expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment which began in the March 2023 quarter, we have paused most of our factory expansion actions and reduced our planned capital investments for fiscal 2025. We currently intend to invest about $175 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $2.41 billion for fiscal 2024 compared to $3.10 billion for fiscal 2023. Significant transactions affecting our net financing cash flows included:
•in fiscal 2024, $537.7 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, our 0.972% 2024 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility, proceeds from the issuance of our Commercial Paper, and proceeds from the issuance of our 5.050% 2029 Notes, and
•in fiscal 2023, $1.47 billion of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, and our Revolving Credit Facility, and
•in fiscal 2024 and fiscal 2023, we paid cash dividends to our stockholders of $911.5 million and $695.3 million, respectively, and
•in fiscal 2024 and fiscal 2023, we repurchased shares of our common stock for $982.1 million and $945.8 million, respectively.

In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. The outstanding Commercial Paper balance will reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility. As of March 31, 2024, the principal amount of our outstanding indebtedness was $6.02 billion. At March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility compared to $100.0 million at March 31, 2023. At March 31, 2024, we had $1.36 billion in outstanding principal amount of Commercial Paper.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In fiscal 2024, we repurchased approximately 11.9 million shares of our common stock for $982.1 million under this authorization. In fiscal 2023, we repurchased approximately 12.9 million shares of our common stock for $945.8 million under this authorization. As of March 31, 2024, approximately $1.65 billion remained available for repurchases under the program. As of March 31, 2024, we held approximately 41.1 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $6.65 billion. Cash dividends paid per share were $1.682 and $1.263 during fiscal 2024 and fiscal 2023, respectively. Total dividend payments amounted to $911.5 million and $695.3 million during fiscal 2024 and fiscal 2023, respectively. A quarterly dividend of $0.452 per share was declared on May 6, 2024 and will be paid on June 5, 2024 to stockholders of record as of May 22, 2024. We expect the aggregate cash dividend for the June 2024 quarter to be approximately $243.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and our 2025 Term Loan Facility, and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 9. Leases", "Note 5. Debt" and "Note

11. Income Taxes" to our consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders. We are also pursuing incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Summarized Financial Information

The tables below present the summarized financial information on a combined basis for Microchip Technology Incorporated and the following subsidiaries of Microchip Technology Incorporated that provide guarantees of our Senior Notes: Atmel Corporation, Microchip Holding Corporation, Microchip Technology LLC, Silicon Storage Technology, Inc., Microsemi Corporation, and Microsemi Storage Solutions, Inc. (such subsidiaries collectively, the Subsidiary Obligors). The debt securities are fully and unconditionally guaranteed by the aforementioned subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with generally accepted accounting principles as such principles are in effect in the U.S.

We have presented summarized financial information below for Microchip Technology Incorporated and the Subsidiary Obligors after the elimination of intercompany transactions and balances among Microchip Technology Incorporated and the Subsidiary Obligors and investments in any subsidiaries (in millions). The Subsidiary Obligors regularly sell goods and services to non-guarantor subsidiaries (Non-Guarantors) and the Subsidiary Obligors regularly purchase goods and services from Non-Guarantor through intercompany arrangements. The summarized financial information does not eliminate the effects of these intercompany arrangements and separately presents the net effect of all of the Subsidiary Obligors’ transactions with Non-Guarantor for the financial measures presented below.

March 31, 2024
Current assets, excluding intercompany	$470.8
Intercompany receivables from Non-Guarantors	2,665.6
Goodwill and intangible assets, net of accumulated amortization	4,619.0
Non-current assets, excluding intercompany	915.7
Non-current intercompany receivables from Non-Guarantors	186.6
Total assets	$8,857.7

Current liabilities, excluding intercompany	$618.1
Intercompany payables due to Non-Guarantors	5,867.6
Long-term debt	5,000.4
Non-current liabilities, excluding intercompany	1,037.7
Non-current intercompany payables due to Non-Guarantors	2,158.3
Total liabilities	$14,682.1

Fiscal Year Ended March 31,
2024
Revenue, excluding intercompany	$2,242.7
Revenue from Non-Guarantors	560.4
Total revenue	$2,803.1
Gross profit, excluding intercompany	1,973.4
Gross loss from Non-Guarantors	(692.9)
Total gross profit	$1,280.5
Operating income, excluding intercompany	1,419.9
Operating loss from Non-Guarantors	(692.9)
Total operating income	$727.0
Net income, excluding intercompany	1,198.6
Net loss from Non-Guarantors	(733.4)
Total net income	$465.2

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2024, our current and long-term debt totaled $6.02 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $5.27 billion as of March 31, 2024. We have interest rate exposure with respect to the $750.0 million of our variable interest rate debt outstanding under our 2025 Term Loan Facility, as of March 31, 2024. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.8 million. We intend to finance the repayment of a portion of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, new fixed rate notes, term loans, convertible debt, Commercial Paper or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 5. Debt" for a summary of our debt obligations by maturity date.

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

Management assessed our internal control over financial reporting as of March 31, 2024, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2024, which is included on page F-3.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2024.

Change of Control Agreements

On May 21, 2024, our Board of Directors approved a form of Change of Control Severance Agreement (the “Severance Agreement”) and authorized the Company to enter into such an agreement with Ganesh Moorthy, our Chief Executive Officer and President; Richard Simoncic, our Chief Operating Officer and J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer. The Severance Agreement provides that following the termination of employment under certain conditions (as described below) within the period beginning three months prior to a change of control of the company and ending on the two-year anniversary of the change of control (the “change of control period”), the executive’s employment is terminated by the company other than for “cause,” death or disability, or the executive resigns for “good reason,” then the executive will be entitled to receive:
•a lump sum payment equal to twenty four months (for Mr. Moorthy) and eighteen months (for Messrs. Simoncic and Bjornholt) of his then-current annual base salary;
•a lump sum payment equal to two hundred percent (200%) (for Mr. Moorthy) and one hundred and fifty percent (150%) (for Messrs. Simoncic and Bjornholt) of the employee’s highest annual incentive compensation amount paid during any of the preceding three (3) full plan years;
•a lump sum payment representing the cost of COBRA premiums for medical, vision and dental coverage for the employee and employee’s eligible dependents for twenty-four months (for Mr. Moorthy) and eighteen months (for Messrs. Simoncic and Bjornholt); and
•accelerated vesting as to one hundred percent (100%) of the employee’s outstanding equity awards subject to service-based vesting and accelerated vesting of outstanding equity awards subject to performance-based vesting criteria at the greater of target performance or the amount provided under the terms of the individual award agreement.

The Severance Agreement conditions receipt of the severance payments and benefits under the agreement on the executive entering into a release of claims in favor of the company.

The Severance Agreement will supersede and replace the terms of the existing change in control severance agreements with Mr. Moorthy, Mr. Simoncic and Mr. Bjornholt. The Severance Agreement effects certain changes to the existing change of control agreements for such executives including, for each such executive, the elimination of the payment to cover excise taxes under Section 4999 of the Internal Revenue Code if the payments provided in the change of control agreement result in “parachute payments” under Section 280G of the Internal Revenue Code and, for Mr. Bjornholt, the elimination of single-trigger vesting of all equity compensation upon a change of control.

The foregoing description of the form of Severance Agreement to be entered into with the executives specified above is qualified in its entirety by reference to the full text of the form of Change in Control Severance Agreement, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.27.

Board Member Retirement

On May 20, 2024, Wade Meyercord informed us of his retirement from our Board of Directors effective immediately prior to our Annual Meeting of Stockholders to be held on August 20, 2024.

We thank Mr. Meyercord for his many years of service on the Board of Directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2024 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2024 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Executive Officers of the Registrant" at page 11, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2024 annual meeting of stockholders under the caption "Delinquent Section 16(a) Reports."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2024 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2024 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2024 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale, or any other disposition of the Company’s securities and material non-public information that are designed to promote compliance with insider trading laws, rules, regulations, and applicable NASDAQ standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. A copy of our insider trading policies and procedures is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2024 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2024 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2024 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2024 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2024 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2024 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of March 31, 2024 and 2023	F-4
	Consolidated Statements of Income for each of the three years in the period ended March 31, 2024	F-5
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2024	F-6
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2024	F-7
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2024	F-9
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index, which is incorporated herein by this reference.
(b)         See Item 15(a)(3) above.
(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

4.1	Indenture dated as of February 11, 2015 between Microchip Technology Incorporated and Wells Fargo Bank, N.A. (including Form of Global 1.625% Convertible Senior Subordinated Note due 2025)	8-K	000-21184	4.1	February 11, 2015

4.2	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association (including Form of Global 1.625% Convertible Senior Subordinated Note due 2027)	8-K	000-21184	4.1	February 15, 2017

4.3	Description of Registered Securities					X

4.4	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	June 3, 2020

4.5	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2 of 8-K filed on June 3, 2020)	8-K	000-21184	4.4	June 3, 2020

4.6	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.1	December 2, 2020

4.7	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020)	8-K	000-21184	4.2	December 2, 2020

4.8	Senior Secured Notes Indenture, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	May 28, 2021

4.9	Form of 0.983% Senior Secured Note due 2024 (included in Exhibit 4.1 of 8-K filed on May 28, 2021)	8-K	000-21184	4.2	May 28, 2021

4.10	Indenture dated February 29, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	S-3ASR	333-277512	4.1	February 29, 2024

4.11	First Supplemental Indenture, dated as of March 7, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	March 7, 2024

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.12	Form of Global Note for the 5.050% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	March 7, 2024

10.1	Form of Capped Call Confirmation	8-K	000-21184	10.2	November 20, 2020

10.2	Amended and Restated Credit Agreement, dated as of December 16, 2021, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	December 16, 2021

10.3	First Incremental Term Loan Amendment to the Amended and Restated Credit Agreement, dated as of August 31, 2023, by and among Microchip Technology Incorporated, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders thereto	10-Q	000-21184	10.4	November 2, 2023

10.4	Form of Dealer Agreement between Microchip Technology Incorporated, as issuer, and the applicable Dealer party thereto	8-K	000-21184	10.1	September 15, 2023

10.5	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	10-K	000-21184	10.4	May 20, 2022

10.6*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.7*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.8*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.9*	Amended and Restated Adoption Agreement for the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 2024					X

10.10*	2001 Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.1	August 23, 2023

10.11*	1994 International Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.2	August 23, 2023

10.12*	2004 Equity Incentive Plan, as amended through April 6, 2023	10-Q	000-21184	10.1	August 3, 2023

10.13*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	October 25, 2004

10.14*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.15*	Form of Notice of Stock Option Grant and Stock Option Agreement	10-K	000-21184	10.18	May 30, 2019

10.16*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.18*	Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	January 7, 2020

10.19*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-K	000-21184	10.18	May 20, 2022

10.20*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan	10-K	000-21184	10.19	May 20, 2022

10.21*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	November 3, 2022

10.22*	Amended and Restated Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	February 2, 2023

10.23*	Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)	10-K	000-21184	10.11	May 25, 2023

10.24*	Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Updated Ops Matrix)	10-K	000-21184	10.12	May 25, 2023

10.25*	Change of Control Severance Agreement (Single Trigger)	8-K	000-21184	10.1	December 18, 2008

10.26*	Change of Control Severance Agreement (Double Trigger)	8-K	000-21184	10.2	December 18, 2008

10.27*	Change of Control Severance Agreement					X

19.1	Insider Trading Policy					X

19.2	Requirements for 10b5-1 Trading Plans					X

21.1	Subsidiaries of Registrant					X

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 23, 2024	By: /s/ Ganesh Moorthy
Ganesh Moorthy
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 23rd day of May, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Ganesh Moorthy	President, Chief Executive Officer, and Director	May 23, 2024
Ganesh Moorthy	(Principal Executive Officer)

/s/ Steve Sanghi	Executive Chair	May 23, 2024
Steve Sanghi

/s/ Ellen L. Barker	Director	May 23, 2024
Ellen L. Barker

/s/ Matthew W. Chapman	Director	May 23, 2024
Matthew W. Chapman

/s/ Karlton D. Johnson	Director	May 23, 2024
Karlton D. Johnson

/s/ Wade F. Meyercord	Director	May 23, 2024
Wade F. Meyercord

/s/ Robert A. Rango	Director	May 23, 2024
Robert A. Rango

/s/ Karen M. Rapp	Director	May 23, 2024
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 23, 2024
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2024

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2024 expressed an unqualified opinion thereon.

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

Unrecognized tax benefits

Description of the Matter
As more fully described in Note 11 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and its income tax returns are subject to examination by tax authorities in those jurisdictions that may challenge tax positions taken on these returns. Because the matters challenged by authorities can be complex and subject to interpretation, their ultimate outcome is uncertain. The Company uses significant judgment in (1) determining whether a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2024, the Company recognized accrued liabilities for unrecognized tax benefits associated with various tax positions totaling $792.4 million.

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

Our audit procedures included, among others, evaluating the judgments the Company made to develop its material tax positions and related unrecognized tax benefit amounts by jurisdiction and testing the completeness and accuracy of the underlying data used by the Company to measure material unrecognized tax benefits. We involved our tax professionals, including international tax, transfer pricing and local professionals located in certain material jurisdictions, who used their knowledge and experience to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and, as applicable, evaluated tax opinions or other third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 11 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona
May 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 23, 2024 expressed an unqualified opinion thereon.

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
May 23, 2024

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,
	2024	2023
Cash and cash equivalents	$319.7	$234.0
Accounts receivable, net	1,143.7	1,305.3
Inventories	1,316.0	1,324.9
Other current assets	233.6	205.1
Total current assets	3,013.0	3,069.3
Property, plant and equipment, net	1,194.6	1,177.9
Goodwill	6,675.4	6,673.6
Intangible assets, net	2,781.8	3,369.0
Long-term deferred tax assets	1,596.5	1,623.3
Other assets	611.9	457.2
Total assets	$15,873.2	$16,370.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$213.0	$396.9
Accrued liabilities	1,307.0	1,323.5
Current portion of long-term debt	999.4	1,398.2
Total current liabilities	2,519.4	3,118.6
Long-term debt	5,000.4	5,041.7
Long-term income tax payable	649.2	705.7
Long-term deferred tax liability	28.8	42.7
Other long-term liabilities	1,017.6	948.0
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,806,659 shares issued and 536,663,691 shares outstanding at March 31, 2024; 577,805,623 shares issued and 545,459,814 shares outstanding at March 31, 2023	0.5	0.5
Additional paid-in capital	2,482.9	2,413.3
Common stock held in treasury: 41,142,968 shares at March 31, 2024; 32,345,809 shares at March 31, 2023	(2,581.6)	(1,660.2)
Accumulated other comprehensive loss	(3.5)	(4.1)
Retained earnings	6,759.5	5,764.1
Total stockholders' equity	6,657.8	6,513.6
Total liabilities and stockholders' equity	$15,873.2	$16,370.3

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net sales	$7,634.4	$8,438.7	$6,820.9
Cost of sales	2,638.7	2,740.8	2,371.3
Gross profit	4,995.7	5,697.9	4,449.6

Research and development	1,097.4	1,118.3	989.1
Selling, general and administrative	734.2	797.7	718.9
Amortization of acquired intangible assets	605.4	669.9	862.5
Special (income) charges and other, net	(12.3)	(4.0)	29.5
Operating expenses	2,424.7	2,581.9	2,600.0

Operating income	2,571.0	3,116.0	1,849.6

Interest income	7.6	2.1	0.5
Interest expense	(198.3)	(203.9)	(257.0)
Loss on settlement of debt	(12.2)	(8.3)	(113.4)
Other (loss) income, net	(2.2)	3.8	2.8
Income before income taxes	2,365.9	2,909.7	1,482.5
Income tax provision	459.0	672.0	197.0
Net income	$1,906.9	$2,237.7	$1,285.5

Basic net income per common share	$3.52	$4.07	$2.33
Diluted net income per common share	$3.48	$4.02	$2.27
Dividends declared per common share	$1.682	$1.263	$0.910
Basic common shares outstanding	542.0	550.4	552.3
Diluted common shares outstanding	548.0	557.3	565.9

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income	$1,906.9	$2,237.7	$1,285.5
Components of other comprehensive income:
Actuarial gains related to defined benefit pension plans, net of tax effect	0.6	16.6	7.8
Change in net foreign currency translation adjustment	—	(0.1)	(2.2)
Other comprehensive income, net of tax effect	0.6	16.5	5.6
Comprehensive income	$1,907.5	$2,254.2	$1,291.1

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,906.9	$2,237.7	$1,285.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	879.5	998.4	1,143.5
Deferred income taxes	(27.2)	205.5	7.9
Share-based compensation expense related to equity incentive plans	177.5	170.4	210.2
Loss on settlement of debt	12.2	8.3	113.4
Amortization of debt discount	37.5	7.2	44.9
Amortization of debt issuance costs	7.3	9.5	11.5
Impairment of intangible assets	1.8	1.8	3.0
Other	(26.1)	(1.8)	(11.4)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	161.6	(232.7)	(74.9)
Decrease (increase) in inventories	12.8	(483.2)	(177.8)
(Decrease) increase in accounts payable and accrued liabilities	(148.4)	323.4	192.7
Change in other assets and liabilities	(64.2)	404.5	79.4
Change in income tax payable	(38.5)	(28.0)	14.8
Net cash provided by operating activities	2,892.7	3,621.0	2,842.7
Cash flows from investing activities:
Proceeds from sales of assets	0.4	0.9	14.1
Proceeds from capital-related government incentives	6.0	—	—
Investments in other assets	(113.4)	(114.2)	(121.7)
Capital expenditures	(285.1)	(486.2)	(370.1)
Net cash used in investing activities	(392.1)	(599.5)	(477.7)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	6,271.0	5,935.0	4,176.0
Repayments of Revolving Credit Facility	(6,371.0)	(7,234.1)	(5,123.5)
Proceeds from borrowings on 2025 Term Loan Facility	750.0	—	—
Proceeds from issuance of Commercial Paper	9,039.1	—	—
Repayments of Commercial Paper	(7,688.7)	—	—
Proceeds from issuance of senior notes	994.7	—	997.0
Repayment of senior notes	(3,400.0)	—	(1,000.0)
Payments on settlement of convertible debt	(132.8)	(170.4)	(424.7)
Deferred financing costs	(3.0)	—	(8.5)
Proceeds from sale of common stock	82.1	82.3	70.5
Tax payments related to shares withheld for vested RSUs	(61.1)	(75.8)	(84.2)
Repurchase of common stock	(982.1)	(945.8)	(425.6)
Payment of cash dividends	(911.5)	(695.3)	(503.8)
Capital lease payments	(1.6)	(0.8)	(0.8)
Net cash used in financing activities	(2,414.9)	(3,104.9)	(2,327.6)
Net increase (decrease) in cash and cash equivalents	85.7	(83.4)	37.4
Cash and cash equivalents, and restricted cash at beginning of period	234.0	317.4	280.0
Cash and cash equivalents, and restricted cash at end of period	$319.7	$234.0	$317.4

Supplemental disclosure of cash flow information:
Non-cash activities:
ROU assets obtained in exchange of lease liabilities	$28.0	$38.4	$27.5

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash paid for:
Interest	$191.2	$181.5	$207.8
Income taxes	$517.1	$482.6	$141.4
Operating lease payments in operating cash flows	$39.0	$39.7	$45.7

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2021	569.0	$2,403.6	21.9	$(433.8)	$(26.2)	$3,393.5	$5,337.1
Net income	—	—	—	—	—	1,285.5	1,285.5
Other comprehensive income	—	—	—	—	5.6	—	5.6
Proceeds from sales of common stock through employee equity incentive plans	5.4	70.5	—	—	—	—	70.5
RSU withholdings	(1.2)	(84.2)	—	—	—	—	(84.2)
Treasury stock used for new issuances	(4.2)	(63.1)	(4.2)	63.1	—	—	—
Repurchase of common stock	—	—	5.6	(425.6)	—	—	(425.6)
Shares issued to settle convertible debt	8.8	670.7	—	—	—	—	670.7
Settlement of convertible debt	—	(668.5)	—	—	—	—	(668.5)
Share-based compensation	—	207.5	—	—	—	—	207.5
Cash dividend	—	—	—	—	—	(503.8)	(503.8)
Balance at March 31, 2022	577.8	2,536.5	23.3	(796.3)	(20.6)	4,175.2	5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	(128.3)	—	—	—	46.5	(81.8)
Net income	—	—	—	—	—	2,237.7	2,237.7
Other comprehensive income	—	—	—	—	16.5	—	16.5
Proceeds from sales of common stock through employee equity incentive plans	4.9	82.3	—	—	—	—	82.3
RSU withholdings	(1.0)	(75.8)	—	—	—	—	(75.8)
Treasury stock used for new issuances	(3.9)	(81.9)	(3.9)	81.9	—	—	—
Repurchase of common stock	—	—	12.9	(945.8)	—	—	(945.8)
Settlement of convertible debt	—	(91.1)	—	—	—	—	(91.1)
Share-based compensation	—	172.1	—	—	—	—	172.1
Cash dividend	—	—	—	—	—	(695.3)	(695.3)
Balance at March 31, 2023	577.8	2,413.8	32.3	(1,660.2)	(4.1)	5,764.1	6,513.6
Net income	—	—	—	—	—	1,906.9	1,906.9
Other comprehensive income	—	—	—	—	0.6	—	0.6
Proceeds from sales of common stock through employee equity incentive plans	4.0	82.1	—	—	—	—	82.1
RSU withholdings	(0.9)	(61.1)	—	—	—	—	(61.1)
Treasury stock used for new issuances	(3.1)	(67.5)	(3.1)	67.5	—	—	—
Repurchase of common stock	—	—	11.9	(988.9)	—	—	(988.9)
Settlement of convertible debt	—	(65.3)	—	—	—	—	(65.3)
Share-based compensation	—	181.4	—	—	—	—	181.4
Cash dividend	—	—	—	—	—	(911.5)	(911.5)
Balance at March 31, 2024	577.8	$2,483.4	41.1	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8

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

Sales of semiconductor products to customers are governed by a purchase order, an order acknowledgment, and a distributor agreement in the case of the Company's distributor customers. Sales to customers do not meet the definition of a contract until the customer has sent in a purchase order, the Company has acknowledged the order, the Company has deemed the collectability of the consideration to be probable, and legally enforceable rights and obligations have been created. As is customary in the semiconductor industry, the Company offers price concessions and stock rotation rights to many of its distributors. As these are forms of variable consideration, the Company estimates the amount of consideration to which they will be entitled using recent historical data and applying the expected value method. Generally, the transaction price associated with contracts with direct customers is set at the standalone selling price and is not variable. The transaction price is net of all taxes imposed on and concurrent with specific revenue-producing transactions. After the transaction price has been determined and allocated to the performance obligations, the Company recognizes revenue when the performance obligations are satisfied. Substantially all of the revenue generated from contracts with customers is recognized at, or near to, the time risk and title of the inventory transfers to the customer.

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

Various taxing authorities in the U.S. and other countries in which the Company does business may scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2024, various jurisdictions finalized their audits for certain periods. The close of these audits did not have a material adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions for other periods. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model related to the valuation of uncertain tax positions requires the Company to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if the Company believes the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where it has a long history of the taxing authority not performing an exam or overlooking an issue.  The Company will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the closing of a statutory audit period or changes in applicable law.  Due to the inherent uncertainty in the estimation process, including the complexity involved to interpret and apply tax laws, and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory costs generally consist of material, labor, depreciation and overhead costs. The Company records a charge to cost of sales to write down its inventory for estimated excess, obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of excess or obsolete inventory, the Company evaluates projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and writes down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued.

The valuation of inventory includes determining which fixed production overhead costs can be included in inventory based on the normal operating capacity of the Company's manufacturing facilities. In periods where the Company's production levels are substantially below normal operating capacity, unabsorbed overhead production costs associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

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

Prior to the adoption of ASU 2020-06, the Company separately accounted for the liability and equity components of its Convertible Debt by estimating the fair values of the (i) liability component without a conversion feature and (ii) the conversion feature. This resulted in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of income. Upon settlement of Convertible Debt instruments, the Company allocated the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. The difference between the consideration allocated to the liability component and the net carrying value of the liability component was recognized as an extinguishment loss or gain. The remaining settlement consideration was allocated to the equity component and recognized as a reduction of additional paid-in capital in the Company's consolidated balance sheets. In addition, if the terms of the settlement were different from the contractual terms of the original instrument, the Company recognized an inducement loss, which was measured as the difference between the fair value of the original terms of the instrument and the fair value of the settlement terms. The Company included the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding Convertible Debt under the treasury stock method as it had the intent and had adopted an accounting policy to settle the principal amount of its Convertible Debt in cash. This method resulted in incremental dilutive shares when the average price of the Company's common stock for a reporting period exceeded the conversion prices per share.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2024, the Company has never recorded a goodwill impairment charge. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Government Incentives

The Company receives government incentives for qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records capital-related grants as a reduction to property, plant and equipment within the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the corresponding asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. As of March 31, 2024, the Company recorded $126.5 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $93.2 million within other assets and $27.3 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. The Company recognized an immaterial benefit to operating income for operating grants and the reduction of depreciation expense for capital-related grants in each of fiscal 2024 and 2023.

Share-Based Compensation

The Company has equity incentive plans under which non-qualified stock options and RSUs have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees and also grants performance-based PSUs to executive officers and employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost for RSUs with a service condition or performance-based PSUs is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line attribution method over the requisite service periods, with forfeitures recognized as they occur. Share-based compensation cost for performance-based PSUs is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of the performance condition at each reporting period and a cumulative catch-up adjustment is recorded to share-based compensation cost for any change in the probability assessment. If there are any modifications of the underlying unvested securities, the Company may be required to accelerate or increase any remaining unearned share-based compensation expense. Prior to fiscal 2023, the Company granted market-based PSUs to executive officers. As of March 31, 2024, the remaining unearned share-based compensation expense related to market-based PSUs was immaterial.

Treasury Shares

From time to time, the Company repurchases shares of its common stock in the open market or in privately negotiated transactions. Shares repurchased are recorded at cost, inclusive of fees, commissions, taxes and other expenses. Treasury shares are re-issued on a first-in, first-out basis to fund share issuance requirements under the Company's equity incentive plans.

Concentrations of Credit Risk

The Company is subject to counterparty risks from financial institutions and customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in excess of federally insured limits and accounts receivables. The Company manages credit risk exposure for cash deposits by limiting counterparties to high-grade financial institutions. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit. With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 13% of the accounts receivable balance as of March 31, 2024 and March 31, 2023, no other customer accounted for more than 10% of the accounts receivable balance for the periods presented.

Distributor advances in the consolidated balance sheets, totaled $413.2 million and $293.6 million at March 31, 2024 and March 31, 2023, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  The Company provides these advances based on a negotiated percentage of the amount of inventory held by the distributor. Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time and, upon cancellation, the amounts are due to the Company.

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

Subsequent Events

The Company evaluated events after March 31, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 with early adoption permitted. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09.

Note 2. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Mixed-signal Microcontrollers	$4,272.4	$4,755.7	$3,814.8
Analog	2,016.4	2,376.9	1,939.1
Other	1,345.6	1,306.1	1,067.0
Total net sales	$7,634.4	$8,438.7	$6,820.9

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Distributors	$3,620.8	$3,993.6	$3,248.7
Direct customers	3,910.3	4,284.1	3,450.2
Licensees	103.3	161.0	122.0
Total net sales	$7,634.4	$8,438.7	$6,820.9

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of March 31, 2024, the Company had approximately $933.0 million of deferred revenue, of which $261.8 million is included within accrued liabilities and the remaining $671.2 million is included within other long-term liabilities on the Company's consolidated balance sheet. As of March 31, 2023, the Company had approximately $757.7 million of deferred revenue in the semiconductor product segment, of which $121.4 million is included within accrued liabilities and the remaining $636.3 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods.

Approximately $126.1 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during fiscal 2024. Approximately $73.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2022, was recognized as revenue during fiscal 2023. This amount was immaterial for fiscal 2022.

Of the $933.0 million of deferred revenue as of March 31, 2024, $839.7 million is cash collected from customers under LTSAs, of which $175.4 million is included within accrued liabilities and $664.3 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining performance obligations for the LTSAs were approximately $3.51 billion as of March 31, 2024, of which approximately 25% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $93.3 million of deferred revenue as of March 31, 2024 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $93.3 million will be recognized as net sales within the next 12 months. The amount of firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Technology Licensing Segment

The technology licensing segment includes sales and licensing of the Company's intellectual property. For contracts related to the sale of the Company's intellectual property, the Company satisfies its performance obligation and recognizes revenue when control of the intellectual property transfers to the customer. For contracts related to the licensing of the Company's technology, the Company satisfies its performance obligation and recognizes revenue as usage of the license occurs. The transaction price is fixed by the license agreement. Payment is collected after the Company satisfies its performance obligation, and therefore contract liabilities are generally not recorded. The Company generally does not record contract assets due to the fact that the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, the Company recognizes a receivable instead of a contract asset. Refer to Note 8 for the opening and closing balances of the Company's receivables.

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

The following table represents net sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31,
	2024		2023		2022
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$7,531.1	$4,892.4	$8,277.7	$5,536.9	$6,698.9	$4,327.6
Technology licensing	103.3	103.3	161.0	161.0	122.0	122.0
Total	$7,634.4	$4,995.7	$8,438.7	$5,697.9	$6,820.9	$4,449.6

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

	March 31,
	2024	2023
United States	$826.8	$793.4
Thailand	152.2	179.4
Various other countries	371.9	359.1
Total long-lived assets	$1,350.9	$1,331.9

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 75% of consolidated net sales for fiscal 2024 and approximately 78% of consolidated net sales for each of fiscal 2023 and fiscal 2022. Sales to customers in Europe represented approximately 24%, 21% and 20% of consolidated net sales for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.  Sales into Germany represented approximately 10% of consolidated net sales for fiscal 2024. Sales to customers in Asia represented approximately 47%, 53% and 55% of consolidated net sales for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.  Within Asia, sales into China represented approximately 18%, 21%, 22% of consolidated net sales for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Sales into Taiwan represented approximately 12%, 14% and 15% of consolidated net sales for fiscal 2024, 2023 and 2022, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 12% of net sales in fiscal 2024 and 11% of net sales in fiscal 2023, no other distributor or direct customer accounted for more than 10% of net sales in either of fiscal 2024, fiscal 2023 or fiscal 2022.

Note 4. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income	$1,906.9	$2,237.7	$1,285.5
Basic weighted average common shares outstanding	542.0	550.4	552.3
Dilutive effect of stock options and RSUs	5.1	5.2	7.1
Dilutive effect of 2015 Senior Convertible Debt	0.2	0.6	2.6
Dilutive effect of 2017 Senior Convertible Debt	0.7	1.0	3.1
Dilutive effect of 2017 Junior Convertible Debt	—	0.1	0.8
Diluted weighted average common shares outstanding	548.0	557.3	565.9
Basic net income per common share	$3.52	$4.07	$2.33
Diluted net income per common share	$3.48	$4.02	$2.27

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 5 for details on the Convertible Debt):

	Fiscal Year Ended March 31,
	2024	2023	2022
2015 Senior Convertible Debt	$29.02	$29.58	$30.10
2017 Senior Convertible Debt	$45.26	$46.14	$46.93
2020 Senior Convertible Debt	$91.91	$92.82	$93.34
2017 Junior Convertible Debt(1)	$44.81	$45.32	$46.10
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 5. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions):

	Coupon Interest Rate	Effective Interest Rate
			March 31,
			2024	2023
Revolving Credit Facility			$—	$100.0
2025 Term Loan Facility			750.0	—
Commercial Paper			1,359.0	—
4.333% 2023 Notes(1)	4.333%	4.7%	—	1,000.0
2.670% 2023 Notes(1)	2.670%	2.8%	—	1,000.0
0.972% 2024 Notes(1)	0.972%	1.1%	—	1,400.0
0.983% 2024 Notes(1)	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes(1)	4.250%	4.6%	1,200.0	1,200.0
5.050% 2029 Notes(1)	5.050%	5.2%	1,000.0	—
Total Senior Indebtedness(2)			5,309.0	5,700.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.7	12.4
2017 Senior Convertible Debt	1.625%	1.8%	38.0	82.2
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
Junior Subordinated Convertible Debt - Principal Outstanding
2017 Junior Convertible Debt	2.250%	2.3%	—	6.5
Total Convertible Debt			710.2	766.6

Gross long-term debt including current maturities			6,019.2	6,466.6
Less: Debt discount(3)			(13.9)	(10.4)
Less: Debt issuance costs(4)			(5.5)	(16.3)
Net long-term debt including current maturities			5,999.8	6,439.9
Less: Current maturities(5)			(999.4)	(1,398.2)
Net long-term debt			$5,000.4	$5,041.7

(1) The 4.333% 2023 Notes matured on June 1, 2023 and prior to maturity interest accrued at a rate of 4.333% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 2.670% 2023 Notes matured on September 1, 2023 and prior to maturity interest accrued at a rate of 2.670% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 0.972% 2024 Notes matured on February 15, 2024 and prior to maturity interest accrued at a rate of 0.972% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 0.983% 2024 Notes mature on September 1, 2024, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 5.050% 2029 Notes mature on March 15, 2029 and interest accrues at a rate of 5.050% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.
(2) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt.

(3) The unamortized discount consists of the following (in millions):

	March 31,
	2024	2023
Commercial Paper	$(3.9)	$—
4.333% 2023 Notes	—	(0.2)
2.670% 2023 Notes	—	(0.4)
0.972% 2024 Notes	—	(1.2)
0.983% 2024 Notes	(0.4)	(1.3)
4.250% 2025 Notes	(4.4)	(7.3)
5.050% 2029 Notes	(5.2)	—
Total unamortized discount	$(13.9)	$(10.4)

(4) Debt issuance costs consist of the following (in millions):

	March 31,
	2024	2023
Revolving Credit Facility	$—	$(8.6)
2025 Term Loan Facility	(0.7)	—
4.333% 2023 Notes	—	(0.4)
2.670% 2023 Notes	—	(0.2)
0.972% 2024 Notes	—	(0.6)
0.983% 2024 Notes	(0.2)	(0.8)
4.250% 2025 Notes	(0.6)	(0.9)
5.050% 2029 Notes	(2.2)	—
2017 Senior Convertible Debt	(0.1)	(0.4)
2020 Senior Convertible Debt	(1.7)	(4.4)
Total debt issuance costs	$(5.5)	$(16.3)

(5) As of March 31, 2024, current maturities consisted of the 0.983% 2024 Notes, which mature on September 1, 2024. As of March 31, 2024, the outstanding Commercial Paper which matures within the three months ending June 30, 2024, and the 2020 Senior Convertible Debt which matures on November 15, 2024, and will be convertible on August 15, 2024, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, the 2015 Senior Convertible Debt which mature on February 15, 2025, and the 2017 Senior Convertible Debt were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2023, current maturities consisted of the 0.972% 2024 Notes which matured on February 15, 2024. As of March 31, 2023, the 2.670% 2023 Notes, which matured on September 1, 2023, and the 4.333% 2023 Notes, which matured on June 1, 2023, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2023, the 2015 Senior Convertible Debt, the 2017 Senior Convertible Debt and the 2017 Junior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of March 31, 2024, are as follows (in millions):

Fiscal year ending March 31,	Amount
2025	$3,031.2
2026	1,950.0
2027	38.0
2028	—
2029	1,000.0
Total	$6,019.2

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

Summary of Conversion Features - On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day, or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below).

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2024
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.7329	$28.79	17.3682	48.6252
2017 Senior Convertible Debt(1)	22.2722	$44.90	11.1369	31.7380
2020 Senior Convertible Debt(1)	10.9310	$91.48	—	15.3034

(1) As of March 31, 2024, the 2020 Senior Convertible Debt was not convertible. As of March 31, 2024, the holders of each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt have the right to convert their notes between April 1, 2024 and June 30, 2024 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended March 31, 2024. As of March 31, 2024, the adjusted conversion rate for the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt would be increased to 46.5270 shares of common stock and 27.8352 shares of common stock, respectively, per $1,000 principal amount of notes based on the closing price of $89.71 per share of common stock to include an additional maximum incremental share rate per the terms of the applicable indenture. As of March 31, 2024, each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt had a conversion value in excess of par of $21.4 million and $56.9 million, respectively.

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

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Debt issuance cost amortization	$4.5	$6.8	$9.1
Debt discount amortization	37.5	7.2	7.0
Interest expense	147.3	179.3	187.1
Total interest expense on Senior Indebtedness	189.3	193.3	203.2
Debt issuance cost amortization	2.8	2.7	2.4
Debt discount amortization	—	—	37.9
Coupon interest expense	1.7	2.9	8.1
Total interest expense on Convertible Debt	4.5	5.6	48.4
Other interest expense	4.5	5.0	5.4
Total interest expense	$198.3	$203.9	$257.0

The Company's debt settlement transactions consists of the following (in millions)(1):

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
February 2024(3)
0.972% 2024 Notes	$1,400.0	$1,400.0	$—	$—	$1,400.0	$—	$—	$—
September 2023(4)
2.670% 2023 Notes	$1,000.0	$1,000.0	$—	$—	$1,000.0	$—	$—	$—
August 2023(1)
2017 Senior Convertible Debt	$18.2	$42.7	$—	$—	$42.7	$—	$—	$3.1
June 2023(5)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—	$—	$1,000.0	$—	$—	$—
May 2023(1)
2015 Senior Convertible Debt	$5.6	$18.9	$—	$—	$18.9	$—	$—	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$—	$—	$56.3	$—	$—	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$—	$—	$14.9	$—	$—	$2.1
August 2022(6)
2015 Senior Convertible Debt	$22.0	$67.7	$—	$—	$67.7	$—	$—	$1.3
2017 Senior Convertible Debt	$14.9	$29.2	$—	$—	$29.2	$—	$—	$0.8
May 2022(6)
2017 Senior Convertible Debt	$31.0	$65.3	$—	$—	$65.3	$—	$—	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	$—	$—	$8.2	$—	$—	$0.3
February 2022(6)
2017 Senior Convertible Debt	$64.9	$64.9	$74.6	$—	$139.5	$60.0	$75.5	$11.8
December 2021
2015 Senior Convertible Debt(6)	$36.6	$36.6	$103.9	$—	$140.5	$36.2	$104.2	$4.1
2017 Senior Convertible Debt(6)	$39.7	$39.7	$61.4	$—	$101.1	$37.4	$63.0	$6.3
2017 Junior Convertible Debt(6)	$19.9	$19.9	$31.6	$—	$51.5	$15.7	$35.9	$5.1
Revolving Credit Facility(7)	$—	$—	$—	$—	$—	$—	$—	$0.6
August 2021(8)

	Principal Amount Settled	Consideration				Fair Value Settled(2)	Equity Component(2)	Net Loss on Inducements and Settlements
		Cash Paid	Value of Shares Issued	Debt Issued	Total
2015 Senior Convertible Debt	$70.4	$70.4	$159.9	$—	$230.3	$71.0	$158.9	$10.6
2017 Senior Convertible Debt	$100.7	$100.7	$123.5	$—	$224.2	$100.0	$113.0	$31.5
2017 Junior Convertible Debt	$92.5	$92.5	$115.8	$—	$208.3	$87.7	$116.6	$43.1
June 2021(9)
3.922% 2021 Notes	$1,000.0	$1,000.0	$—	$—	$1,000.0	$—	$—	$0.3

(1) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.
(2) Prior to the adoption of ASU 2020-06, the total consideration for the convertible debt settlements was allocated to the liability and equity components using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument prior to the settlement.
(3) The Company used proceeds from the issuance of Commercial Paper and borrowings under its Revolving Credit Facility to finance such settlement.
(4) The Company used borrowings under its 2025 Term Loan Facility and its Revolving Credit Facility to finance the settlement.
(5) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.
(6) The Company used cash generated from operations to finance a portion of such settlement.
(7) In connection with the amendment and restatement of its Credit Agreement, the Company recognized a loss on settlement of debt of $0.6 million.
(8) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.
(9) The Company used proceeds from the issuance of the 0.983% 2024 Notes to finance a portion of such settlement.

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

The Company's obligations under the Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2024, the Company was in compliance with these financial covenants.

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

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of March 31, 2024, the Company had $1.36 billion of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 5.58% as of March 31, 2024.

Senior Notes

The Company may, at its option, redeem some or all of the applicable series of Senior Notes in the manner set forth in the indenture governing the applicable series of Senior Notes. If the Company experiences a specific change of control triggering event set forth in the indenture governing the applicable series of Senior Notes, the Company must offer to repurchase each of the notes of such series at a price equal to 101% of the principal amount of each of the notes of such series repurchased, plus accrued and unpaid interest, if any, but excluding, the repurchase date.

Each indenture governing the applicable series of Senior Notes contain certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, and enter into sale and leaseback transactions, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets, to another person. These covenants are subject to a number of limitations and exceptions set forth in the indenture governing the applicable series of Senior Notes.

Each series of Senior Notes is guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligation under the Credit Agreement, the 2025 Term Loan Facility and the Company's existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Credit Agreement is required to guarantee each series of Senior Notes.

5.050% 2029 Notes

In March 2024, the Company issued $1.00 billion aggregate principal amount of 5.050% 2029 Notes in a public offering. In connection with the issuance of the 5.050% 2029 Notes, the Company incurred issuance costs of $2.3 million and recorded a debt discount of $5.3 million which includes fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debt.

Prior to March 15, 2029 (Par Call Date) the Company may, at its option, redeem some or all of the 5.050% 2029 Notes prior to March 15, 2029 at a redemption price (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (i)(x) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the Notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined in the indenture governing the terms of the 5.050% 2029 Notes (the 5.050% 2029 Notes Indenture), plus 15 basis points less (y) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the 5.050% 2029 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after the Par Call Date, the Company may redeem the 5.050% 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 5.050% 2029 Notes being redeemed, plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

If the Company experiences a specific change of control triggering event, the Company must offer to repurchase the 5.050% 2029 Notes at a price equal to 101% of the principal amount of the Notes repurchased, plus any accrued and unpaid interest, to, but excluding, the repurchase date.

The 5.050% 2029 Notes Indenture contains certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, enter into sale and leaseback transactions, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets. These covenants are subject to a number of limitations and exceptions set forth in the 5.050% 2029 Notes Indenture.

The 5.050% 2029 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligation under the Credit Agreement, 2025 Term Loan Facility and under the Company's existing Senior Indebtedness.

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

The fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Revolving Credit Facility, the 2025 Term Loan Facility, and the Commercial Paper at March 31, 2024 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2024		2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Revolving Credit Facility	$—	$—	$91.4	$100.0
2025 Term Loan Facility	749.3	750.0	—	—
Commercial Paper	1,355.1	1,359.0	—	—
4.333% 2023 Notes	—	—	999.4	997.1
2.670% 2023 Notes	—	—	999.4	985.4
0.972% 2024 Notes	—	—	1,398.2	1,337.6
0.983% 2024 Notes	999.4	979.6	997.9	941.9
4.250% 2025 Notes	1,195.0	1,181.8	1,191.8	1,176.0
5.050% 2029 Notes	992.6	1,000.6	—	—
2015 Senior Convertible Debt	6.7	25.6	12.4	41.8
2017 Senior Convertible Debt	37.9	101.3	81.8	189.6
2020 Senior Convertible Debt	663.8	708.8	661.1	732.1
2017 Junior Convertible Debt	—	—	6.5	14.5
Total	$5,999.8	$6,106.7	$6,439.9	$6,516.0

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 5 for further information).

Note 7. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,221.3	$(4,590.9)	$2,630.4
Customer-related	196.7	(140.8)	55.9
Software licenses	230.7	(135.2)	95.5
Total	$7,648.7	$(4,866.9)	$2,781.8

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,296.2	$(4,103.4)	$3,192.8
Customer-related	199.8	(128.0)	71.8
In-process research and development	5.7	—	5.7
Software licenses	211.7	(113.0)	98.7
Distribution rights and other	0.3	(0.3)	—
Total	$7,713.7	$(4,344.7)	$3,369.0

The following is an expected amortization schedule for the intangible assets for fiscal 2025 through fiscal 2029, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2025	$561.3
2026	$489.8
2027	$388.8
2028	$300.2
2029	$230.5

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Amortization expense charged to cost of sales	$12.2	$15.8	$12.4
Amortization expense charged to operating expense	676.9	737.9	922.0
Total amortization expense	$689.1	$753.7	$934.4

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2022	$6,654.4	$19.2
Additions	—	—
Balance at March 31, 2023	$6,654.4	$19.2
Additions	1.8	—
Balance at March 31, 2024	$6,656.2	$19.2

At March 31, 2024, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through March 31, 2024, the Company has never recorded a goodwill impairment charge.

Note 8. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2024	2023
Trade accounts receivable	$1,141.7	$1,300.4
Other	10.1	13.5
Total accounts receivable, gross	1,151.8	1,313.9
Less: allowance for expected credit losses	8.1	8.6
Total accounts receivable, net	$1,143.7	$1,305.3

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million and $775.0 million during fiscal 2024 and fiscal 2023, respectively. The Company paused this program in the second quarter of fiscal 2024. Factoring fees for the sales of receivables were recorded in other (loss) income, net and were not material for any of the periods presented.

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2024	2023
Raw materials	$184.0	$192.6
Work in process	797.5	809.8
Finished goods	334.5	322.5
Total inventories	$1,316.0	$1,324.9

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2024	2023
Land	$89.3	$89.3
Building and building improvements	796.3	716.4
Machinery and equipment	2,778.1	2,669.1
Projects in process	349.6	354.3
Total property, plant and equipment, gross	4,013.3	3,829.1
Less: accumulated depreciation and amortization	2,818.7	2,651.2
Total property, plant and equipment, net	$1,194.6	$1,177.9

Depreciation expense attributed to property, plant and equipment was $190.4 million, $244.7 million and $209.1 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The changes in depreciation expense in the fiscal years ended March 31, 2024, and 2023, includes the impact of higher production levels, manufacturing expansion activities and moving and repurposing floor space and equipment. As of March 31, 2024, the Company recorded $126.5 million of capital-related grants for qualifying capital expenditures as a reduction to property, plant and equipment, compared to $81.0 million as of March 31, 2023.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For the three years ended March 31, 2024, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2024	2023
Accrued compensation and benefits	$117.8	$193.5
Income taxes payable	90.8	106.2
Deferred revenue	261.8	121.4
Sales related reserves	580.6	536.1
Current portion of lease liabilities	32.6	31.5
Accrued expenses and other liabilities	223.4	334.8
Total accrued liabilities	$1,307.0	$1,323.5

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

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2024	2023
Other assets:
ROU assets	$156.3	$154.0
Total lease assets	$156.3	$154.0
Accrued liabilities:
Current portion of lease liabilities	$32.6	$31.5
Other long-term liabilities:
Non-current portion of lease liabilities	128.7	128.6
Total lease liabilities	$161.3	$160.1

The following table presents the maturities of lease liabilities as of March 31, 2024 (in millions):

Fiscal year ending March 31,	Operating Leases
2025	$41.4
2026	37.6
2027	33.1
2028	23.5
2029	14.9
Thereafter	35.2
Total lease payments	185.7
Less: Imputed lease interests	24.4
Total lease liabilities	$161.3

The Company's weighted-average remaining lease-term and weighted-average discount rate at March 31, 2024 are as follows:

Weighted average remaining lease-term (years)	5.61
Weighted average discount rate	4.52%

The Company's total lease expense is as follows (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating lease expense	$60.4	$56.6	$58.4

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of March 31, 2024, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2025	$516.7
2026	212.7
2027	194.8
2028	172.2
2029	90.4
Thereafter	86.9
Total	$1,273.7

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $189.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2024, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters (other than certain tax matters in the U.S. and Malaysia as described in Note 11 below) will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2024, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $125.0 million in excess of amounts accrued.

Note 11. Income Taxes

The income tax provision (benefit) consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Income before income taxes:
U.S.	$555.5	$674.7	$132.2
Foreign	1,810.4	2,235.0	1,350.3
Total income before income taxes	$2,365.9	$2,909.7	$1,482.5
Current provision (benefit):
U.S. Federal	$347.5	$389.5	$191.6
State	20.0	5.0	3.7
Foreign	118.7	72.0	(6.2)
Total current provision	$486.2	$466.5	$189.1
Deferred provision (benefit):
U.S. Federal	$(106.4)	$53.7	$(78.7)
State	(12.3)	4.6	(9.1)
Foreign	91.5	147.2	95.7
Total deferred provision (benefit)	(27.2)	205.5	7.9
Income tax provision	$459.0	$672.0	$197.0

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Computed expected income tax provision	$496.8	$611.0	$311.3
State income taxes, net of federal benefit	15.7	8.6	3.5
Effects of foreign operations - rate differential	(149.3)	(184.0)	(96.8)
Effects of foreign operations - other, net of foreign tax credits	212.2	258.9	139.9
Foreign-derived intangible income ("FDII")	(3.6)	—	(27.3)
Change in uncertain tax positions	5.8	50.6	(47.1)
Share-based compensation	(8.4)	(11.4)	(17.6)
R&D tax credits	(69.8)	(63.8)	(49.5)
Income tax holidays	(22.5)	(26.7)	(22.5)
Convertible debt settlement	0.7	0.7	(25.5)
Other	10.0	19.0	28.6
Change in valuation allowance	(28.6)	9.1	—
Income tax provision	$459.0	$672.0	$197.0

The foreign tax rate differential benefit primarily relates to the Company's operations in Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant, and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2025 and 2032, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $22.5 million, $26.7 million, and $22.5 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The impact of the tax holidays increased each of the basic and diluted net income per common share by $0.04 in fiscal 2024, $0.05 in fiscal 2023, and $0.04 in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$50.2	$64.7
Capital loss carryforward	10.5	11.0
Income tax credits	267.8	312.7
Intangible assets	1,374.8	1,328.7
Inventory valuation	72.0	40.0
Lease liabilities	36.2	35.8
Net operating loss carryforward	64.8	73.9
Property, plant and equipment	—	7.0
Share-based compensation	40.6	37.7
Other	15.5	4.0
Gross deferred tax assets	1,932.4	1,915.5
Valuation allowances	(270.8)	(299.4)
Deferred tax assets, net of valuation allowances	1,661.6	1,616.1
Deferred tax liabilities:
Intangible assets	(59.0)	(1.6)
ROU assets	(34.5)	(33.9)
Property, plant and equipment	(0.4)	—
Deferred tax liabilities	(93.9)	(35.5)
Net deferred tax asset	$1,567.7	$1,580.6

Reported as:
Non-current deferred tax assets	$1,596.5	$1,623.3
Non-current deferred tax liability	(28.8)	(42.7)
Net deferred tax asset	$1,567.7	$1,580.6

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

 Additions and deductions related to the valuation allowance for deferred tax assets for the three fiscal years ended March 31, 2024 were as follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2024	$299.4	$6.5	$(35.1)	$270.8
Fiscal 2023	$290.3	$19.3	$(10.2)	$299.4
Fiscal 2022	$290.3	$7.1	$(7.1)	$290.3

The Company had federal, state and foreign NOL carryforwards with an estimated tax effect of $64.8 million available at March 31, 2024, which expire at various times between fiscal 2025 and fiscal 2044, of which a portion of the NOL carryforwards do not expire. The Company had capital loss carryforwards with an estimated tax effect of $10.5 million available at March 31, 2024, which begin to expire in fiscal 2025. The Company had federal, state and foreign credits of $250.0 million available at March 31, 2024, which begin to expire in fiscal 2025. The Company had refundable tax credits in foreign jurisdictions of $17.8 million available at March 31, 2024.

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

During fiscal 2018, the Company recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which the Company expected cash payments of approximately $293.6 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025 and fiscal 2026. As of March 31, 2024, the Company's transition tax payable was $132.1 million, of which $58.7 million is payable within the next 12 months and is included within accrued liabilities and the remaining $73.4 million is included within long-term income tax payable on the Company's consolidated balance sheets.

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

The Company believes it maintains appropriate reserves to offset potential income tax liabilities for positions that are not more than likely than not to be sustained upon final resolution of matters for open tax years. If such reserve amounts ultimately prove to be unnecessary, the resulting reversal of such reserves could result in tax benefits being recorded in the period the reserves are no longer deemed necessary.  If such amounts prove to be less than an ultimate assessment, a future charge to expense would be recorded in the period in which the assessment is determined.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the three fiscal years ended March 31, 2024 (amounts in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Beginning gross unrecognized tax benefit	$848.0	$804.1	$826.3
Decreases related to settlements with tax authorities	(5.8)	(0.4)	(0.4)
Decreases related to statute of limitation expirations	(3.3)	(11.7)	(12.6)
Increases related to current year tax positions	37.4	65.9	28.2
Decreases related to prior year tax positions	(83.9)	(9.9)	(37.4)
Ending gross unrecognized tax benefits	$792.4	$848.0	$804.1

As of March 31, 2024 and March 31, 2023, the Company had accrued interest and penalties related to tax contingencies of $104.6 million and $80.4 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the fiscal years ended March 31, 2024 and March 31, 2023, interest and penalties charged to operations were $24.2 million and $7.6 million, respectively, compared to the release of previously accrued interest and penalties of $11.2 million during the fiscal year ended March 31, 2022.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2023. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2024, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $792.4 million and $848.0 million as of March 31, 2024, and March 31, 2023, respectively, of which $682.4 million and $729.3 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty arising from new information, status of tax examinations, and legislative changes. The Company estimates that it is reasonably possible unrecognized tax benefits as of March 31, 2024, could decrease by approximately $10.0 million in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

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

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, the Company may need to adjudicate this matter in Malaysia, and if the Company does, the Company may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

The Company firmly believes that the assessments described above are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend its positions and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS and IRB were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain French, German, Korean and Philippines employees. Most of these defined pension plans, which were acquired in prior acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements and are based on years of service and employee compensation levels.

The change in projected benefit obligation and the accumulated benefit obligation was immaterial for fiscal 2024 and fiscal 2023. As of March 31, 2024, the Company has recorded $67.7 million related to the pension plans in the consolidated balance sheets.

Future estimated expected benefit payments for fiscal year 2025 through 2034 are as follows (in millions):

Fiscal Year Ending March 31,	Amount
2025	$2.8
2026	3.6
2027	3.2
2028	2.9
2029	3.6
2030 through 2034	24.6
Total	$40.7

Note 13. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of sales (1)	$25.6	$27.2	$34.3
Research and development	94.3	83.1	97.9
Selling, general and administrative	57.6	60.1	78.0
Pre-tax effect of share-based compensation	177.5	170.4	210.2
Income tax benefit	37.5	36.4	44.6
Net income effect of share-based compensation	$140.0	$134.0	$165.6

(1) During the fiscal year ended March 31, 2024, $19.0 million of share-based compensation expense was capitalized to inventory and $25.6 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2023, $19.7 million of share-based compensation expense was capitalized to inventory and $27.2 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2022, $21.2 million of share-based compensation expense was capitalized to inventory and $34.3 million of previously capitalized share-based compensation expense in inventory was sold.

Incentive Plans

The Company has granted RSUs and stock options to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company grants RSUs with a service condition and PSUs under the 2004 plan. Under the 2004 plan, 64,389,717 shares of common stock have been authorized for issuance and 6,546,628 shares of common stock remain available for future grants as of March 31, 2024. As of March 31, 2024, the number of options exercisable was 196 and the weighted average exercise price per share was $17.19.

Restricted Stock Units

The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees.

RSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2021	11,710,924	$44.51
Granted	2,850,803	$74.00
Forfeited	(917,303)	$50.76
Vested	(3,795,469)	$43.77
Nonvested shares at March 31, 2022	9,848,955	$52.74
Granted	3,054,320	$61.76
Forfeited	(815,738)	$55.14
Vested	(3,423,935)	$45.08
Nonvested shares at March 31, 2023	8,663,602	$58.72
Granted	2,535,772	$77.28
Forfeited	(474,397)	$64.37
Vested	(2,510,781)	$48.56
Nonvested shares at March 31, 2024	8,214,196	$67.22

The total intrinsic value of RSUs which vested during the fiscal years ended March 31, 2024, 2023 and 2022 was $201.4 million, $256.3 million and $287.6 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2024 was $736.9 million, calculated based on the closing price of the Company's common stock of $89.71 per share on March 31, 2024.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2025 through fiscal 2029 related to unvested RSUs at March 31, 2024 is $320.3 million.  The weighted average period over which the unearned RSUs compensation is expected to be recognized is approximately 2.12 years.

Performance Stock Units

The Company has granted performance-based PSUs to a group of executive officers and employees. For the performance-based PSUs, the number of shares of the Company's common stock expected to vest will range from 0% to 200% of the target grant amount based on the Company's two-year or three-year cumulative non-GAAP operating margin percentage. Prior to fiscal 2023, the Company granted market-based PSUs to executive officers. For the market-based PSUs, the number of shares of the Company's common stock expected to be received at vesting will range from 0% to 200% of the target grant amount based on the TSR of the Company's common stock measured against the TSR of a defined peer group of companies over the applicable two-year or three-year measurement period. TSR is a measure of the stock price appreciation plus any dividends paid in the performance period.

PSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2021	172,894	$62.85
Granted	145,188	$81.51
Forfeited	(61,022)	$57.08
Vested	—	$—
Nonvested shares at March 31, 2022	257,060	$74.76
Granted	172,334	$60.88
Forfeited	(48,524)	$66.71
Vested	—	$—
Nonvested shares at March 31, 2023	380,870	$69.51
Granted	123,747	$77.61
Forfeited	(2,883)	$100.20
Vested	—	$—
Nonvested shares at March 31, 2024	501,734	$71.33

During the fiscal years ended March 31, 2024, 2023 and 2022, no PSUs vested. The aggregate intrinsic value of PSUs outstanding at March 31, 2024 was $45.0 million, calculated based on the closing price of the Company's common stock of $89.71 per share on March 31, 2024.

The amount of unearned share-based compensation currently estimated to be expensed in the remainder of fiscal 2025 through fiscal 2029 related to unvested PSUs at March 31, 2024 is $25.0 million.  The weighted average period over which the unearned PSUs compensation is expected to be recognized is approximately 2.13 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan (collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 35,548,364 shares of common stock have been authorized for issuance and 8,677,504 shares remain available for future purchases as of March 31, 2024.

Employees purchased 1,375,324 shares of common stock in the fiscal year ended March 31, 2024 for an aggregate purchase price of $81.7 million under the employee stock purchase plans compared to 1,424,850 shares of common stock for an aggregate purchase price of $81.2 million in the fiscal year ended March 31, 2023 and 1,485,477 shares of common stock for a purchase price of $70.0 million in the fiscal year ended March 31, 2022. As of March 31, 2024, unrecognized share-based compensation costs related to the employee stock plans totaled $7.6 million, which will be recognized over a period of approximately five months.

Note 14. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the fiscal year ended March 31, 2024, the Company purchased approximately 11.9 million shares of its common stock for a total of $988.9 million under the program, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act), compared to approximately 12.9 million shares of its common stock for a total of $945.8 million in the fiscal year ended March 31, 2023, and 5.6 million shares of its common stock for a total of $425.6 million in the fiscal year ended March 31, 2022. As of March 31, 2024, approximately $1.65 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2024, the Company had approximately 41.1 million treasury shares.

Note 15. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)
Net other comprehensive income	0.6	—	0.6
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)

Balance at March 31, 2022	$(5.6)	$(15.0)	$(20.6)
Net other comprehensive income (loss)	16.6	(0.1)	16.5
Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)

Note 16. Dividends

In October 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.682, $1.263 and $0.910 during fiscal 2024, 2023 and

2022, respectively. Total dividend payments amounted to $911.5 million, $695.3 million and $503.8 million during fiscal 2024, 2023 and 2022, respectively.