Form 10-Q
period 2024-06-30
MICROCHIP TECHNOLOGY INC
filed 2024-08-01
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of July 26, 2024 was 536,505,077.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, maturing on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the amended Credit Agreement
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Term Loan Amendment, dated as of August 31, 2023
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
Senior Notes	2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	June 30,	March 31,
	2024	2024
Cash and cash equivalents	$315.1	$319.7
Accounts receivable, net	1,095.8	1,143.7
Inventories	1,308.0	1,316.0
Other current assets	229.4	233.6
Total current assets	2,948.3	3,013.0
Property, plant and equipment, net	1,196.2	1,194.6
Goodwill	6,681.9	6,675.4
Intangible assets, net	2,775.5	2,781.8
Long-term deferred tax assets	1,600.5	1,596.5
Other assets	637.3	611.9
Total assets	$15,839.7	$15,873.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$196.4	$213.0
Accrued liabilities	1,323.9	1,307.0
Current portion of long-term debt	—	999.4
Total current liabilities	1,520.3	2,519.4
Long-term debt	6,167.9	5,000.4
Long-term income tax payable	655.6	649.2
Long-term deferred tax liability	32.2	28.8
Other long-term liabilities	1,057.7	1,017.6
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,806,728 shares issued and 536,505,077 shares outstanding at June 30, 2024; 577,806,659 shares issued and 536,663,691 shares outstanding at March 31, 2024	0.5	0.5
Additional paid-in capital	2,404.3	2,482.9
Common stock held in treasury: 41,301,651 shares at June 30, 2024; 41,142,968 shares at March 31, 2024	(2,641.3)	(2,581.6)
Accumulated other comprehensive loss	(3.7)	(3.5)
Retained earnings	6,646.2	6,759.5
Total stockholders' equity	6,406.0	6,657.8
Total liabilities and stockholders' equity	$15,839.7	$15,873.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,
	2024	2023
Net sales	$1,241.3	$2,288.6
Cost of sales	504.4	730.2
Gross profit	736.9	1,558.4

Research and development	241.7	298.5
Selling, general and administrative	150.5	203.6
Amortization of acquired intangible assets	123.0	151.5
Special charges and other, net	2.6	1.7
Operating expenses	517.8	655.3

Operating income	219.1	903.1

Interest income	2.8	1.5
Interest expense	(61.8)	(47.2)
Loss on settlement of debt	—	(9.1)
Other income, net	1.7	—
Income before income taxes	161.8	848.3
Income tax provision	32.5	181.9
Net income	$129.3	$666.4

Basic net income per common share	$0.24	$1.22
Diluted net income per common share	$0.24	$1.21
Dividends declared per common share	$0.452	$0.383
Basic common shares outstanding	536.7	545.1
Diluted common shares outstanding	542.8	551.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$129.3	$666.4
Components of other comprehensive loss:
Actuarial losses related to defined benefit pension plans, net of tax effect	(0.2)	(0.3)
Other comprehensive loss, net of tax effect	(0.2)	(0.3)
Comprehensive income	$129.1	$666.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$129.3	$666.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.7	222.9
Deferred income taxes	(8.1)	23.9
Share-based compensation expense related to equity incentive plans	44.0	44.5
Loss on settlement of debt	—	9.1
Amortization of debt discount	16.6	1.7
Amortization of debt issuance costs	2.0	2.2
Impairment of intangible assets	—	0.5
Other	(18.4)	(0.1)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	47.9	(159.7)
Decrease (increase) in inventories	9.2	(10.6)
(Decrease) increase in accounts payable and accrued liabilities	(41.2)	34.9
Change in other assets and liabilities	(20.7)	50.5
Change in income tax payable	27.8	107.0
Net cash provided by operating activities	377.1	993.2
Cash flows from investing activities:
Proceeds from sales of assets	—	0.3
Proceeds from capital-related government incentives	0.1	—
Investments in other assets	(52.7)	(30.1)
Capital expenditures	(72.9)	(111.1)
Net cash used in investing activities	(125.5)	(140.9)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	2,585.0
Repayments of Revolving Credit Facility	—	(1,960.0)
Proceeds from issuance of Commercial Paper	3,573.4	—
Repayments of Commercial Paper	(4,637.5)	—
Repayment of senior notes	—	(1,000.0)
Proceeds from issuance of convertible debt	1,250.0	—
Payments on settlement of convertible debt	—	(90.1)
Deferred financing costs	(15.6)	—
Purchase of capped call options	(105.0)	—
Proceeds from sale of common stock	13.1	15.3
Tax payments related to shares withheld for vested RSUs	(18.9)	(15.7)
Repurchase of common stock	(72.7)	(140.3)
Payment of cash dividends	(242.6)	(208.9)
Capital lease payments	(0.4)	(0.4)
Net cash used in financing activities	(256.2)	(815.1)
Net (decrease) increase in cash and cash equivalents	(4.6)	37.2
Cash and cash equivalents, and restricted cash at beginning of period	319.7	234.0
Cash and cash equivalents, and restricted cash at end of period	$315.1	$271.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	$2,400.8	33.5	$(1,786.7)	$(4.4)	$6,221.6	$6,831.3

Balance at March 31, 2024	577.8	$2,483.4	41.1	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	0.8	13.1	—	—	—	—	13.1
RSU withholdings	(0.2)	(18.9)	—	—	—	—	(18.9)
Treasury stock used for new issuances	(0.6)	(13.0)	(0.6)	13.0	—	—	—
Repurchase of common stock	—	—	0.8	(72.7)	—	—	(72.7)
Purchase of capped call options	—	(105.0)	—	—	—	—	(105.0)
Share-based compensation	—	45.2	—	—	—	—	45.2
Cash dividend	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	577.8	$2,404.8	41.3	$(2,641.3)	$(3.7)	$6,646.2	$6,406.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or for any other period.

Note 2. Recently Issued Accounting Pronouncements and Other Developments

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

SEC Climate Disclosures

In March 2024, the SEC issued final rules requiring registrants to include comprehensive climate-related disclosures in annual reports and registration statements. As adopted, the final rules require large accelerated filers to make their first climate-related disclosures for fiscal years beginning in 2025. However, in April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. The Company is currently evaluating these rules as adopted as well as monitoring the status of the related litigation and the SEC’s stay.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended June 30, 2024
	Net Sales	Gross Profit
Semiconductor products	$1,219.1	$714.7
Technology licensing	22.2	22.2
Total	$1,241.3	$736.9

	Three Months Ended June 30, 2023
	Net Sales	Gross Profit
Semiconductor products	$2,254.8	$1,524.6
Technology licensing	33.8	33.8
Total	$2,288.6	$1,558.4

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2024	2023
Mixed-signal Microcontrollers	$644.7	$1,301.7
Analog	330.6	633.6
Other	266.0	353.3
Total net sales	$1,241.3	$2,288.6

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended June 30,
	2024	2023
Distributors	$584.4	$1,107.9
Direct customers	634.7	1,146.9
Licensees	22.2	33.8
Total net sales	$1,241.3	$2,288.6

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

The consideration received from customers is fixed, with the exception of consideration from certain distributors and customers under LTSAs. Certain of the Company's distributors are granted price concessions and return rights, which result in variable consideration. The amount of revenue recognized for sales to these certain distributors is adjusted for estimates of the price concessions and return rights that are expected to be claimed. These estimates are based on the recent history of price concessions and stock rotations, which are recorded as refund liabilities within accrued liabilities on the Company's condensed consolidated balance sheets.

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of June 30, 2024, the Company had approximately $914.5 million of deferred revenue, of which $262.6 million is included within accrued liabilities and the remaining $651.9 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2024, the Company had approximately $933.0 million of deferred revenue, of which $261.8 million is included within accrued liabilities and the remaining $671.2 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $73.8 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024, was recognized as revenue during the three months ended June 30, 2024. Approximately $52.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the three months ended June 30, 2023.

Of the $914.5 million of deferred revenue as of June 30, 2024, $822.4 million is cash collected from customers under LTSAs, of which $179.8 million is included within accrued liabilities and $642.6 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The transaction price for the remaining performance obligations for the LTSAs were approximately $3.30 billion as of June 30, 2024, of which approximately 25% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $92.1 million of deferred revenue as of June 30, 2024 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $92.1 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2024	2023
Net income	$129.3	$666.4
Basic weighted average common shares outstanding	536.7	545.1
Dilutive effect of RSUs	5.2	5.1
Dilutive effect of 2015 Senior Convertible Debt	0.2	0.3
Dilutive effect of 2017 Senior Convertible Debt	0.7	0.9
Diluted weighted average common shares outstanding	542.8	551.4
Basic net income per common share	$0.24	$1.22
Diluted net income per common share	$0.24	$1.21

The Company computed basic net income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended June 30,
	2024	2023
2015 Senior Convertible Debt	$28.66	$29.25
2017 Senior Convertible Debt	$44.69	$45.61
2020 Senior Convertible Debt	$91.23	$92.32
2024 Senior Convertible Debt	$121.84	$—
2017 Junior Convertible Debt(1)	$—	$44.81
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			June 30,	March 31,
			2024	2024
2025 Term Loan Facility			$750.0	$750.0
Commercial Paper			288.0	1,359.0
0.983% 2024 Notes	0.983%	1.1%	1,000.0	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness			4,238.0	5,309.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.7	6.7
2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
2024 Senior Convertible Debt	0.750%	1.2%	1,250.0	—
Total Convertible Debt			1,960.2	710.2

Gross long-term debt including current maturities			6,198.2	6,019.2
Less: Debt discount(2)			(9.9)	(13.9)
Less: Debt issuance costs(3)			(20.4)	(5.5)
Net long-term debt including current maturities			6,167.9	5,999.8
Less: Current maturities(4)			—	(999.4)
Net long-term debt			$6,167.9	$5,000.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at June 30, 2024 and at March 31, 2024.

(2) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2024	2024
Commercial Paper	$(1.1)	$(3.9)
0.983% 2024 Notes	(0.2)	(0.4)
4.250% 2025 Notes	(3.6)	(4.4)
5.050% 2029 Notes	(5.0)	(5.2)
Total unamortized discount	$(9.9)	$(13.9)

(3) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2024	2024
2025 Term Loan Facility	$(0.5)	$(0.7)
0.983% 2024 Notes	(0.1)	(0.2)
4.250% 2025 Notes	(0.5)	(0.6)
5.050% 2029 Notes	(2.1)	(2.2)
2017 Senior Convertible Debt	(0.1)	(0.1)
2020 Senior Convertible Debt	(1.0)	(1.7)
2024 Senior Convertible Debt	(16.1)	—
Total debt issuance costs	$(20.4)	$(5.5)

(4) As of June 30, 2024, the 0.983% 2024 Notes which mature on September 1, 2024, the outstanding Commercial Paper which matures within the three months ending September 30, 2024, and the 2020 Senior Convertible Debt which matures on November 15, 2024, and will be convertible on August 15, 2024, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of June 30, 2024, the 2015 Senior Convertible Debt which matures on February 15, 2025, and the 2017 Senior Convertible Debt which matures on February 15, 2027, were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2024, current maturities consisted of the 0.983% 2024 Notes. As of March 31, 2024, the outstanding Commercial Paper which matured within the three months ended June 30, 2024 and the 2020 Senior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of June 30, 2024, are as follows (in millions):

Fiscal year ending March 31,	Amount
2025	$1,960.2
2026	1,950.0
2027	38.0
2028	—
2029	1,000.0
Thereafter	1,250.0
Total	$6,198.2

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

Summary of Conversion Features - On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day, or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2020 Senior Convertible Debt and the 2024 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below).

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2024
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	34.8964	$28.66	17.4500	48.8541
2017 Senior Convertible Debt(1)	22.3771	$44.69	11.1894	31.8874
2020 Senior Convertible Debt(1)	10.9615	$91.23	—	15.3461
2024 Senior Convertible Debt(1)	8.2076	$121.84	—	10.4646

(1) As of June 30, 2024, the 2020 Senior Convertible Debt and the 2024 Senior Convertible Debt were not convertible. As of June 30, 2024, the holders of each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt have the right to convert their notes between July 1, 2024 and September 30, 2024 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2024.

With the exception of the 2020 Senior Convertible Debt, which became redeemable by the Company after November 20, 2022, and the 2024 Senior Convertible Debt, which may be redeemed by the Company on or after June 5, 2027, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2024	2023
Debt issuance cost amortization	$0.9	$1.5
Debt discount amortization	16.6	1.7
Interest expense	41.3	41.5
Total interest expense on Senior Indebtedness	58.8	44.7
Debt issuance cost amortization	1.1	0.7
Coupon interest expense	1.1	0.5
Total interest expense on Convertible Debt	2.2	1.2
Other interest expense	0.8	1.3
Total interest expense	$61.8	$47.2

Convertible Debt

In May 2024, the Company issued $1.25 billion aggregate principal amount of 2024 Senior Convertible Debt and incurred issuance costs of $16.5 million. Interest on the 2024 Senior Convertible Debt is payable semi-annually in arrears on June 1 and December 1. The 2024 Senior Convertible Debt will mature on June 1, 2030 unless redeemed, repurchased or converted.

In connection with the issuance of the 2024 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $105.0 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company's common stock initially underlying the 2024 Senior Convertible Debt. Upon conversion of the 2024 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap price of $167.23 per share, subject to certain adjustments under the terms of the capped call options, which are generally expected to reduce the potential dilution to the Company's common stock upon conversion of the 2024 Senior Convertible Debt and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Senior Convertible Debt. Upon conversion of the 2024 Senior Convertible Debt, there will be no economic dilution from the 2024 Senior Convertible Debt until the average market price of the Company's common stock exceeds the cap price of $167.23 per share as the exercise of the capped call options will offset any dilution from the 2024 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of June 30, 2024, the Company had $288.0 million of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 5.55% as of June 30, 2024.

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

The fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper at June 30, 2024 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2024		March 31, 2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
2025 Term Loan Facility	$749.5	$750.0	$749.3	$750.0
Commercial Paper	286.9	288.0	1,355.1	1,359.0
0.983% 2024 Notes	999.7	991.5	999.4	979.6
4.250% 2025 Notes	1,195.9	1,181.9	1,195.0	1,181.8
5.050% 2029 Notes	992.9	993.1	992.6	1,000.6
2015 Senior Convertible Debt	6.7	25.6	6.7	25.6
2017 Senior Convertible Debt	37.9	102.4	37.9	101.3
2020 Senior Convertible Debt	664.5	700.7	663.8	708.8
2024 Senior Convertible Debt	1,233.9	1,265.3	—	—
Total	$6,167.9	$6,298.5	$5,999.8	$6,106.7
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	June 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,210.6	$(4,698.1)	$2,512.5
Customer-related	199.5	(143.9)	55.6
In-process research and development	54.0	—	54.0
Software licenses	239.5	(86.1)	153.4
Total	$7,703.6	$(4,928.1)	$2,775.5

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,221.3	$(4,590.9)	$2,630.4
Customer-related	196.7	(140.8)	55.9
Software licenses	230.7	(135.2)	95.5
Total	$7,648.7	$(4,866.9)	$2,781.8

During the three months ended June 30, 2024, due to acquisitions, the Company acquired $54.0 million of in-process research and development, $2.8 million of customer-related intangible assets, and $1.1 million of software licenses intangible assets. The amounts are considered immaterial for disclosure purposes. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2025 through fiscal 2029, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2025	$433.6
2026	$514.2
2027	$418.1
2028	$310.6
2029	$236.4

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2024	2023
Amortization expense charged to cost of sales	$3.7	$3.0
Amortization expense charged to operating expense	142.0	169.4
Total amortization expense	$145.7	$172.4

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2024	$6,656.2	$19.2
Immaterial additions due to acquisitions	6.5	—
Balance at June 30, 2024	$6,662.7	$19.2

At March 31, 2024, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through June 30, 2024, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2024	2024
Trade accounts receivable	$1,086.4	$1,141.7
Other	16.8	10.1
Total accounts receivable, gross	1,103.2	1,151.8
Less: allowance for expected credit losses	7.4	8.1
Total accounts receivable, net	$1,095.8	$1,143.7

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million in the three months ended June 30, 2023. The Company paused this program in the second quarter of fiscal 2024.

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2024	2024
Raw materials	$186.3	$184.0
Work in process	843.9	797.5
Finished goods	277.8	334.5
Total inventories	$1,308.0	$1,316.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2024	2024
Land	$89.3	$89.3
Building and building improvements	802.2	796.3
Machinery and equipment	2,778.8	2,778.1
Projects in process	382.3	349.6
Total property, plant and equipment, gross	4,052.6	4,013.3
Less: accumulated depreciation and amortization	2,856.4	2,818.7
Total property, plant and equipment, net	$1,196.2	$1,194.6

Depreciation expense attributed to property, plant and equipment was $43.0 million for the three months ended June 30, 2024 compared to $50.5 million for the three months ended June 30, 2023.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2024 and June 30, 2023, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2024	2024
Accrued compensation and benefits	$132.1	$117.8
Income taxes payable	110.7	90.8
Deferred revenue	262.6	261.8
Sales related reserves	516.6	580.6
Current portion of lease liabilities	35.0	32.6
Accrued expenses and other liabilities	266.9	223.4
Total accrued liabilities	$1,323.9	$1,307.0

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of June 30, 2024, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2025	$376.4
2026	221.1
2027	245.5
2028	203.0
2029	90.2
Thereafter	85.8
Total	$1,222.0

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $189.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2024, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2024, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $125.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended June 30, 2024 is 20.12% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2024 and June 30, 2023 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2024	2023
Cost of sales(1)	$6.6	$6.8
Research and development	23.3	22.9
Selling, general and administrative	14.1	14.8
Pre-tax effect of share-based compensation	44.0	44.5
Income tax benefit	9.2	9.4
Net income effect of share-based compensation	$34.8	$35.1
(1) During the three months ended June 30, 2024, $5.0 million of share-based compensation expense was capitalized to inventory and $6.6 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2023, $5.2 million of share-based compensation expense was capitalized to inventory and $6.8 million of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three months ended June 30, 2024, the Company purchased approximately 0.8 million shares of its common stock for a total cost of $72.7 million, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of June 30, 2024, approximately $1.57 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2024, the Company had approximately 41.3 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)
Net other comprehensive loss	(0.2)	—	(0.2)
Balance at June 30, 2024	$11.4	$(15.1)	$(3.7)

Note 15. Dividends

A quarterly cash dividend of $0.452 per share was paid on June 5, 2024 in the aggregate amount of $242.6 million.  A quarterly cash dividend of $0.454 per share was declared on August 1, 2024 and will be paid on September 5, 2024 to stockholders of record as of August 22, 2024. The Company expects the September 2024 payment of its quarterly cash dividend to be approximately $243.8 million.

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
•The future impact on our business in response to public health concerns;
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
•Our expectations regarding investments and the timeline of expansions of our manufacturing capacity;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During fiscal 2024, many of our customers felt the adverse effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates and we received requests to push out or cancel backlog resulting from customer actions to reduce inventory levels. Although we began to see evidence of improvements in our business in the March 2024 quarter which continued in the June 2024 quarter, such as a decrease in customer requests to push out or cancel backlog while bookings increased and the number of expedites and shipment pull in requests grew, overall the macroeconomic environment remained weak in the June 2024 quarter. With the exception of certain markets we serve including aerospace and defense, and the artificial intelligence subset of data centers our customers continued to reduce inventory levels, driven by business uncertainty, ample supply, and shorter product lead times. We continue to prioritize our efforts to manage our high inventory levels, and our global production facilities continue to run at lower utilization rates. Consistent with the weak macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2025. We are unable to predict the timing or impact of any such slowdown on our business.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  In fiscal 2023, we announced our intent to expand our production capacity in the U.S. In the first three quarters of fiscal 2024, we continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and $880 million plan to expand our SiC and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado. In the fourth quarter of fiscal 2024, we paused our expansion efforts until business conditions warrant expansion. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2025 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	40.6	31.9
Gross profit	59.4	68.1

Research and development	19.5	13.0
Selling, general and administrative	12.1	8.9
Amortization of acquired intangible assets	9.9	6.6
Special charges and other, net	0.2	0.1
Operating income	17.7%	39.5%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$1,241.3	$2,288.6	(45.8)%

The decrease in net sales in the three months ended June 30, 2024 compared to June 30, 2023 was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, higher interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three months ended June 30, 2024 compared to June 30, 2023 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products through our TSS product portfolio; and
•adverse geopolitical conditions and trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2024 or the three months ended June 30, 2023.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2024	%	2023	%
Mixed-signal Microcontrollers	$644.7	52.0	$1,301.7	56.9
Analog	330.6	26.6	633.6	27.7
Other	266.0	21.4	353.3	15.4
Total net sales	$1,241.3	100.0	$2,288.6	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 52.0% of our net sales in the three months ended June 30, 2024 compared to approximately 56.9% of our net sales in the three months ended June 30, 2023.

Net sales of our mixed-signal microcontroller products decreased 50.5% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, higher interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 26.6% of our net sales in the three months ended June 30, 2024 compared to approximately 27.7% of our net sales in the three months ended June 30, 2023.

Net sales from our analog product line decreased 47.8% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, higher interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 21.4% of our net sales in the three months ended June 30, 2024 compared to approximately 15.4% of our net sales in the three months ended June 30, 2023.

Net sales related to these services and products decreased 24.7% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, higher interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% of our net sales in the three months ended June 30, 2024 and approximately 48% of our net sales in the three months ended June 30, 2023. With the exception of Arrow Electronics, our largest distributor, which accounted for 11% of our net sales in the three months ended June 30, 2024 and in the three months ended June 30, 2023, no other distributor or direct customer accounted for more than 10% of our net sales in the three months ended June 30, 2024 or in the three months ended June 30, 2023. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2024, our distributors maintained 43 days of inventory of our products compared to 41 days at March 31, 2024.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Due to the relatively high level of inventory days, we have accommodated efforts by our distributors to manage their inventory levels.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2024	%	2023	%
Americas	$374.2	30.1	$642.8	28.1
Europe	271.9	21.9	558.5	24.4
Asia	595.2	48.0	1,087.3	47.5
Total net sales	$1,241.3	100.0	$2,288.6	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 76% of our total net sales in each of the three months ended June 30, 2024 and June 30, 2023. Our net sales in all geographies decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to adverse economic conditions, including slowing economic activity, persistent inflation, higher interest rates, and shorter product lead times. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended June 30, 2024 was $736.9 million, or 59.4% of net sales, compared to $1.56 billion, or 68.1% of net sales, in the three months ended June 30, 2023.

The primary reason for the decrease in gross profit of $754.1 million in the three months ended June 30, 2024 compared to June 30, 2023 was an unfavorable net impact of sales volume, product mix and average gross profit per unit in the three months ended June 30, 2024. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was an adverse impact of $19.9 million in the three months ended June 30, 2024 compared to June 30, 2023. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was an adverse impact of $11.6 million in the three months ended June 30, 2024 compared to June 30, 2023. The impact of unabsorbed capacity charges was an adverse impact of $36.0 million in the three months ended June 30, 2024 compared to June 30, 2023. In the three months ended June 30, 2023, we operated at or above normal capacity levels. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels.

Our overall inventory levels were $1.31 billion at June 30, 2024, compared to $1.32 billion at March 31, 2024. We maintained 237 days of inventory on our balance sheet at June 30, 2024 compared to 224 days of inventory at March 31, 2024. Our overall inventory level was flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels. However, our days of inventory increased significantly due to lower net sales. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 68% of our assembly requirements were performed in our internal assembly facilities during the three months ended June 30, 2024, compared to 58% during the three months ended June 30, 2023. During the three months ended June 30, 2024, approximately 66% of our test requirements were performed in our internal facilities compared to 69% during the three months ended June 30, 2023. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 63% of our net sales came from products that were produced at outside wafer foundries during the three months ended June 30,

2024, compared to 66% during the three months ended June 30, 2023. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended June 30, 2024 were $241.7 million, or 19.5% of net sales, compared to $298.5 million, or 13.0% of net sales, for the three months ended June 30, 2023. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $56.8 million, or 19.0%, for the three months ended June 30, 2024 over the same period last year.  The primary reason for the decrease in R&D expenses were lower employee compensation costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2024 were $150.5 million, or 12.1% of net sales, compared to $203.6 million, or 8.9% of net sales, for the three months ended June 30, 2023.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $53.1 million, or 26.1%, for the three months ended June 30, 2024 over the same period last year.  The decrease in selling, general and administrative expenses was primarily due to lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2024 was $123.0 million, compared to $151.5 million for the three months ended June 30, 2023. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three months ended June 30, 2024, and the three months ended June 30, 2023, we incurred special charges and other, net of $2.6 million and $1.7 million, respectively, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest expense in the three months ended June 30, 2024 was $61.8 million compared to $47.2 million for the three months ended June 30, 2023. The primary reason for the increase in interest expense in the three months ended June 30, 2024 compared to the same period last year was due to higher debt balances and higher interest rates on such outstanding debt balances in the three months ended June 30, 2024.

During the three months ended June 30, 2023, we recognized losses of $9.1 million related to the settlement of approximately $5.6 million in principal amount of our 2015 Senior Convertible Debt, approximately $25.9 million in principal amount of our 2017 Senior Convertible Debt and the outstanding principal amount of $6.5 million of our 2017 Junior Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the three months ended June 30, 2024 and June 30, 2023 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2024 and June 30, 2023 was approximately 22%. Our non-U.S. blended statutory tax rates in the three months ended June 30, 2024 and June 30, 2023 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense, cash taxes, or effective tax rate for the period ending June 30, 2024 and year ending March 31, 2024.

As of June 30, 2024, 31 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 26 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. As of June 30, 2024, the impact of GMT on the fiscal 2025 results is not material.

Liquidity and Capital Resources

We had $315.1 million in cash and cash equivalents at June 30, 2024, a decrease of $4.6 million from the March 31, 2024 balance.

Operating Activities

Net cash provided by operating activities was $377.1 million in the three months ended June 30, 2024 primarily due to net income of $129.3 million, adjusted for non-cash and non-operating charges of $224.8 million and net cash inflows of $23.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the three months ended June 30, 2024 include a decrease in trade accounts receivable driven primarily by reduced revenue and timing of shipments and collections, a decrease in inventories related to our efforts to balance manufacturing production, customer demand and inventory levels, an increase in income tax payable, offset by a decrease in accounts payable due to lower spending in adverse economic conditions, decreases in accrued liabilities driven by a decrease in sales related reserves, a decrease due to cash refunded to our customers under the LTSAs, offset by higher accruals related to employee compensation. Net cash provided by operating activities was $993.2 million in the three months ended June 30, 2023 primarily due to net income of $666.4 million, adjusted for non-cash and non-operating charges of $304.7 million and net cash inflows of $22.1 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $125.5 million in the three months ended June 30, 2024 compared to $140.9 million in the three months ended June 30, 2023. During the three months ended June 30, 2024, and the three months ended June 30, 2023 net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2024 were $72.9 million compared to $111.1 million in the three months ended June 30, 2023. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in fiscal 2025, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2025. We currently intend to invest between $125 million and $175 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $256.2 million in the three months ended June 30, 2024 compared to $815.1 million in the three months ended June 30, 2023. Significant transactions affecting our net financing cash flows included:
•in the first three months of fiscal 2025, $80.9 million of net proceeds from the issuance of our 2024 Senior Convertible Debt offset by the purchase of our capped call options, and the pay down of our Commercial Paper, and
•in the first three months of fiscal 2024, $465.1 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes and our Revolving Credit Facility, and
•in the first three months of fiscal 2025 and fiscal 2024, we paid cash dividends to our stockholders of $242.6 million and $208.9 million, respectively, and
•in the first three months of fiscal 2025 and fiscal 2024, we repurchased shares of our common stock for $72.7 million and $140.3 million, respectively.

In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. The outstanding Commercial Paper balance will reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility. As of June 30, 2024, the principal amount of our outstanding indebtedness was $6.20 billion. We had no outstanding borrowings under the Revolving Credit Facility at June 30, 2024 and at March 31, 2024. At June 30, 2024, we had $288.0 million in outstanding principal amount of Commercial Paper compared to $1.36 billion at March 31, 2024.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first three months of fiscal 2025, we repurchased approximately 0.8 million shares of our common stock for $72.7 million under this authorization. In the first three months of fiscal 2024, we repurchased approximately 1.8 million shares of our common stock for $140.3 million under this authorization. As of June 30, 2024, approximately $1.57 billion remained available for repurchases under the program. As of June 30, 2024, we held approximately 41.3 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $6.90 billion. A quarterly dividend of $0.454 per share was declared on August 1, 2024 and will be paid on September 5, 2024 to stockholders of record as of August 22, 2024. We expect the aggregate cash dividend for the September 2024 quarter to be approximately $243.8 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

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

	As of June 30, 2024	As of March 31, 2024
Current assets, excluding intercompany	$447.1	$470.8
Intercompany receivables from Non-Guarantors	3,361.0	2,665.6
Goodwill and intangible assets	4,662.7	4,619.0
Non-current assets, excluding intercompany	1,312.2	915.7
Non-current intercompany receivables from Non-Guarantors	186.0	186.6
Total assets	$9,969.0	$8,857.7

Current liabilities, excluding intercompany	$538.5	$618.1
Intercompany payables due to Non-Guarantors	6,038.7	5,867.6
Long-term debt	6,167.9	5,000.4
Non-current liabilities, excluding intercompany	1,077.0	1,037.7
Non-current intercompany payables due to Non-Guarantors	2,160.4	2,158.3
Total liabilities	$15,982.5	$14,682.1

	Three Months Ended June 30, 2024	For the Year Ended March 31, 2024
Revenue, excluding intercompany	$376.2	$2,242.7
Revenue from Non-Guarantors	76.0	560.4
Total revenue	$452.2	$2,803.1
Gross profit, excluding intercompany	290.7	1,973.4
Gross loss from Non-Guarantors	(137.3)	(692.9)
Total gross profit	$153.4	$1,280.5
Operating income, excluding intercompany	182.9	1,419.9
Operating loss from Non-Guarantors	(137.3)	(692.9)
Total operating income	$45.6	$727.0
Net income, excluding intercompany	120.9	1,198.6
Net loss from Non-Guarantors	(149.3)	(733.4)
Total net income (loss)	$(28.4)	$465.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2024, our current and long-term debt totaled $6.20 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $5.45 billion as of June 30, 2024. We have interest rate exposure with respect to the $750.0 million of our variable interest rate debt outstanding under our 2025 Term Loan Facility, as of June 30, 2024. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.8 million. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility and our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, changes in interest rates, persistent inflation or instability in the banking sector;
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

Period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely upon any such comparisons as indications of our future performance. In future periods, our operating results may fall below our public guidance or the expectations of public market analysts and investors, which would likely have a negative effect on the price of our common stock. Uncertain global economic and public health conditions have caused and may in the future cause our operating results to fluctuate significantly and make comparisons between periods less meaningful.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and have had an adverse impact on our operating results and may continue to do so in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2025, approximately 63% of our net sales came from products that were produced at outside wafer foundries compared to 64% of our net sales in fiscal 2024. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2025, approximately 32% of our assembly requirements and 34% of our test requirements were performed by third-party contractors, compared to approximately 41% and 29%, respectively, during fiscal 2024. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. As product demand softened in fiscal 2024, we took actions to selectively reduce our purchases from foundries. In the event of future increases in demand, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to selectively expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time to the extent our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2025, approximately 76% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan. During fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China, 12% in Taiwan and 10% in Germany.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog had been strong in fiscal 2022, fiscal 2023 and the first half of fiscal 2024, due to favorable business conditions and the impact of our Preferred Supply Program and our LTSAs, the business conditions that led us to implement the Preferred Supply Program changed and, as a result, on February 1, 2024, we discontinued the Preferred Supply Program for new orders. This change in our Preferred Supply Program does not impact our LTSAs. With the cancellation of the Preferred Supply Program, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. We believe our customers increased their order levels in previous periods of tight supply to help ensure they have sufficient inventory of our products to meet their needs, and they were unable to sell their products at their forecasted levels which reduced our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first three months of fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $36.0 million. In the first three months of fiscal 2024, we operated at or above normal capacity levels.

We may not be able to achieve expected returns from our planned capacity expansions.

In fiscal 2023, we announced our intent to expand our production capacity in the U.S. While select investments are still being made, due to weak business conditions, in the fourth quarter of fiscal 2024, we paused most of our multi-year $800 million expansion and capital equipment investment plan at Fab 4 in Gresham, Oregon and paused our $880 million SiC and silicon production capacity expansion at Fab 5 in Colorado Springs, Colorado.

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

Sales to distributors accounted for approximately 47% of our net sales in the first three months of fiscal 2025 and in fiscal 2024. With the exception of certain orders placed under our original Preferred Supply Program (which has been discontinued for new orders effective February 1, 2024) and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies and labor markets or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, would likely adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in the fourth quarter of fiscal 2023 and in fiscal 2024, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. As a result of the foregoing, we have incurred charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., the Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 or other public health issues again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 58.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements, or the impact of pandemics.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, a section in the U.S. National Defense Authorization Act of 2023 (the NDAA 2023), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Section 5949 of the NDAA 2023 goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. In May 2018, we acquired Microsemi, which was our largest and most complex acquisition ever. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. There may be increased risk associated with the activities of the acquired company such as regulatory violations related to their use of AI in their operations, technology development or product offerings or cyber security risks. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, stockholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with our Microsemi and Atmel acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. To fund our acquisition of Microsemi, we used a significant portion of our cash balances and incurred approximately $8.10 billion of additional debt. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, issuing Commercial Paper, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2024, we had goodwill of $6.68 billion and net intangible assets of $2.78 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through June 30, 2024, we have never recorded a goodwill impairment charge. There were no intangible asset impairment charges in the first three months of fiscal 2025. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We must attract and retain qualified personnel to be successful, and competition for qualified personnel and available labor may intensify for a variety of reasons, including the increase in work-from home arrangements, and the wage inflation in our industry. Also, long-term labor conditions may intensify due to the expected construction of new wafer fabrication facilities by foundries and third parties in locations near our existing facilities.

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

Concerns relating to the responsible use of technologies, including new and evolving technologies such as AI, in our internal operations and products may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI enabling products, we may experience brand or reputational harm, competitive harm or legal liability. Complying with regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to use AI in our internal operations or offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the EU, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. The EU Artificial Intelligence Act could impose onerous obligations that may disadvantage us and require us to change our business practices. Furthermore, changes in AI-related regulation could impact us and require us to change our business practices, which may negatively impact our financial results.

Our failure to comply with federal, state, or international laws and regulations regarding privacy, data protection and cybersecurity may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA). The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Further, such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA.

We have relied mainly on the European Commission’s Standard Contractual Clauses (SCCs), for transfers of personal information from the EEA to the U.S. or other countries. However, the Court of Justice of the EU in a July 2020 decision (Schrems II) invalidated the EU-U.S. Privacy Shield Framework (Privacy Shield), and also called for stricter conditions in the use of the SCCs. Following the Schrems II decision, certain data protection authorities in the EU have issued statements advising companies within their jurisdiction not to transfer personal data to the U.S. under the SCCs. The EU and U.S. have established a successor framework to the Privacy Shield, the EU-U.S. Data Privacy Framework (EU-U.S. DPF), but it already has faced a legal challenge and may face additional legal challenges. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we may face increased exposure to regulatory actions and substantial fines and injunctions against processing personal information from the EEA. The loss of our ability to lawfully transfer personal data out of the EEA may cause reluctance or refusal by European customers to communicate with us as they are currently, and we may be required to increase our data processing capabilities in the EEA at significant expense. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of providing our products in those jurisdictions.

Furthermore, the GDPR and the U.K. equivalent of the GDPR expose us to two parallel data protection regimes in Europe, each of which potentially authorizes fines and enforcement actions for certain violations. Substantial fines may be imposed for breaches of data protection requirements, which can be up to 4% of a company’s worldwide revenue or 20 million Euros, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Although the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries, covered by a European Commission 'adequacy decision' through the continued use of SCCs and binding corporate rules, these laws and regulations are subject to change, and any such changes could have adverse implications for our transfer of personal data from the U.K. to the EEA and other third countries. Additionally, the EU Artificial Intelligence Act could impose onerous obligations that may disadvantage us and require us to change our business practices.

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection, and cybersecurity. For example, California has enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

If other jurisdictions enact similar cross-border personal data transfer laws and local personal data residency laws, it would increase the cost and complexity of doing business and non-compliance could result in fines or other sanctions from regulators. The inability to transfer personal data to the U.S. could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to European and other data privacy and security laws, or require us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which could negatively impact our business.

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

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel contracts in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. We discontinued our Preferred Supply Program for new orders effective February 1, 2024 because the business conditions that led us to implement the Preferred Supply Program had changed. This change does not impact our LTSAs. While we had approximately 120,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in the first three months of fiscal 2025, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to changes in interest rates, persistent inflation, instability in the banking sector, public health concerns or other factors;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.57 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of June 30, 2024, the principal amount of our outstanding indebtedness was $6.20 billion. At June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026, $750.0 million in outstanding borrowings under our 2025 Term Loan Facility, and $288.0 million in outstanding principal amount of our Commercial Paper. At June 30, 2024, we had $3.20 billion in aggregate principal amount of Senior Notes and $1.96 billion in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 0.983% 2024 Notes in the principal amount of $1.00 billion mature on September 1, 2024, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility or our Commercial Paper program. Since interest rates have increased significantly since we issued our 0.983% 2024 Notes, we expect our interest expense will increase if we refinance such notes using our Revolving Credit Facility or our Commercial Paper Program or other instruments. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)(2) (in millions)
April 1, 2024 - April 30, 2024	—	$—	—
May 1, 2024 - May 31, 2024	446,409	$95.21	446,409
June 1, 2024 - June 30, 2024	323,403	$93.33	323,403
	769,812		769,812	$1,573.8

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On November 29, 2023, J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 40,621 shares of our common stock acquired by Mr. Bjornholt pursuant to Restricted Stock Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first shares were sold on May 23, 2024, as permitted under the trading arrangement, and subsequent sales under the plan may occur on a regular basis for the duration of the trading arrangement until February 24, 2026.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

4.1	Indenture, dated as of May 31, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	May 31, 2024

4.2	Form of 0.75% Convertible Senior Notes due 2030 (included in Exhibit 4.1)	8-K	000-21184	4.2	May 31, 2024

10.1	Form of Capped Call Transaction Confirmation	8-K	000-21184	10.1	May 31, 2024

10.2*	Change of Control Severance Agreement	10-K	000-21184	10.27	May 23, 2024

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-K	000-21184	22.1	May 23, 2024

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 1, 2024	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)