Form 10-Q
period 2024-09-30
MICROCHIP TECHNOLOGY INC
filed 2024-11-05
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of October 28, 2024 was 537,010,234.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, matured on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, maturing on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the amended Credit Agreement
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Term Loan Amendment, dated as of August 31, 2023
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
Senior Notes	2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, and 5.050% 2029 Notes
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	September 30,	March 31,
	2024	2024
Cash and cash equivalents	$286.1	$319.7
Accounts receivable, net	1,044.3	1,143.7
Inventories	1,339.6	1,316.0
Other current assets	235.5	233.6
Total current assets	2,905.5	3,013.0
Property, plant and equipment, net	1,171.2	1,194.6
Goodwill	6,681.9	6,675.4
Intangible assets, net	2,654.5	2,781.8
Long-term deferred tax assets	1,637.5	1,596.5
Other assets	571.7	611.9
Total assets	$15,622.3	$15,873.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$204.2	$213.0
Accrued liabilities	1,135.2	1,307.0
Current portion of long-term debt	1,946.3	999.4
Total current liabilities	3,285.7	2,519.4
Long-term debt	4,476.6	5,000.4
Long-term income tax payable	590.4	649.2
Long-term deferred tax liability	29.8	28.8
Other long-term liabilities	963.9	1,017.6
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,807,023 shares issued and 537,010,234 shares outstanding at September 30, 2024; 577,806,659 shares issued and 536,663,691 shares outstanding at March 31, 2024	0.5	0.5
Additional paid-in capital	2,445.6	2,482.9
Common stock held in treasury: 40,796,789 shares at September 30, 2024; 41,142,968 shares at March 31, 2024	(2,643.3)	(2,581.6)
Accumulated other comprehensive loss	(7.8)	(3.5)
Retained earnings	6,480.9	6,759.5
Total stockholders' equity	6,275.9	6,657.8
Total liabilities and stockholders' equity	$15,622.3	$15,873.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,163.8	$2,254.3	$2,405.1	$4,542.9
Cost of sales	495.3	726.9	999.7	1,457.1
Gross profit	668.5	1,527.4	1,405.4	3,085.8

Research and development	240.7	292.6	482.4	591.1
Selling, general and administrative	157.0	196.6	307.5	400.2
Amortization of acquired intangible assets	122.7	151.4	245.7	302.9
Special charges and other, net	1.5	1.8	4.1	3.5
Operating expenses	521.9	642.4	1,039.7	1,297.7

Operating income	146.6	885.0	365.7	1,788.1

Interest income	2.0	1.6	4.8	3.1
Interest expense	(59.1)	(46.8)	(120.9)	(94.0)
Loss on settlement of debt	—	(3.1)	—	(12.2)
Other income (loss), net	2.0	(3.1)	3.7	(3.1)
Income before income taxes	91.5	833.6	253.3	1,681.9
Income tax provision	13.1	167.0	45.6	348.9
Net income	$78.4	$666.6	$207.7	$1,333.0

Basic net income per common share	$0.15	$1.23	$0.39	$2.45
Diluted net income per common share	$0.14	$1.21	$0.38	$2.42
Dividends declared per common share	$0.454	$0.410	$0.906	$0.793
Basic common shares outstanding	536.7	543.1	536.7	544.1
Diluted common shares outstanding	542.0	549.2	542.4	550.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$78.4	$666.6	$207.7	$1,333.0
Components of other comprehensive income (loss):
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	(4.1)	1.6	(4.3)	1.3
Other comprehensive income (loss), net of tax effect	(4.1)	1.6	(4.3)	1.3
Comprehensive income	$74.3	$668.2	$203.4	$1,334.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$207.7	$1,333.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376.3	441.9
Deferred income taxes	(49.7)	27.0
Share-based compensation expense related to equity incentive plans	90.3	89.9
Loss on settlement of debt	—	12.2
Amortization of debt discount	28.1	4.8
Amortization of debt issuance costs	4.3	4.0
Impairment of intangible assets	—	1.1
Other	(24.3)	(0.1)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	99.4	(400.9)
Increase in inventories	(18.3)	(5.1)
(Decrease) increase in accounts payable and accrued liabilities	(182.3)	64.0
Change in other assets and liabilities	(50.0)	63.9
Change in income tax payable	(60.8)	(26.3)
Net cash provided by operating activities	420.7	1,609.4
Cash flows from investing activities:
Other investing	2.4	0.4
Proceeds from capital-related government incentives	0.1	—
Investments in other assets	(98.5)	(49.6)
Capital expenditures	(93.7)	(185.5)
Net cash used in investing activities	(189.7)	(234.7)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	5,551.0
Repayments of Revolving Credit Facility	—	(5,612.0)
Proceeds from borrowings on 2025 Term Loan Facility	—	750.0
Proceeds from issuance of Commercial Paper	6,354.2	995.0
Repayments of Commercial Paper	(6,170.6)	—
Repayment of senior notes	(1,000.0)	(2,000.0)
Proceeds from issuance of convertible debt	1,250.0	—
Payments on settlement of convertible debt	—	(132.8)
Deferred financing costs	(16.5)	(1.0)
Purchase of capped call options	(105.0)	—
Proceeds from sale of common stock	33.6	40.6
Tax payments related to shares withheld for vested RSUs	(33.2)	(30.4)
Repurchase of common stock	(90.0)	(480.1)
Payment of cash dividends	(486.3)	(431.6)
Capital lease payments	(0.8)	(0.8)
Net cash used in financing activities	(264.6)	(1,352.1)
Net (decrease) increase in cash and cash equivalents	(33.6)	22.6
Cash and cash equivalents, and restricted cash at beginning of period	319.7	234.0
Cash and cash equivalents, and restricted cash at end of period	$286.1	$256.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	2,400.8	33.5	(1,786.7)	(4.4)	6,221.6	6,831.3
Net Income	—	—	—	—	—	666.6	666.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Proceeds from sales of common stock through employee equity incentive plans	1.1	25.3	—	—	—	—	25.3
RSU withholdings	(0.2)	(14.7)	—	—	—	—	(14.7)
Treasury stock used for new issuances	(0.9)	(19.7)	(0.9)	19.7	—	—	—
Repurchase of common stock	—	—	4.2	(342.3)	—	—	(342.3)
Settlement of convertible debt	—	(22.0)	—	—	—	—	(22.0)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(222.7)	(222.7)
Balance at September 30, 2023	577.8	$2,415.1	36.8	$(2,109.3)	$(2.8)	$6,665.5	$6,968.5

Balance at March 31, 2024	577.8	$2,483.4	41.1	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	0.8	13.1	—	—	—	—	13.1
RSU withholdings	(0.2)	(18.9)	—	—	—	—	(18.9)
Treasury stock used for new issuances	(0.6)	(13.0)	(0.6)	13.0	—	—	—
Repurchase of common stock	—	—	0.8	(72.7)	—	—	(72.7)
Purchase of capped call options	—	(105.0)	—	—	—	—	(105.0)
Share-based compensation	—	45.2	—	—	—	—	45.2
Cash dividend	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	577.8	2,404.8	41.3	(2,641.3)	(3.7)	6,646.2	6,406.0
Net Income	—	—	—	—	—	78.4	78.4
Other comprehensive loss	—	—	—	—	(4.1)	—	(4.1)
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.5	—	—	—	—	20.5
RSU withholdings	(0.2)	(14.3)	—	—	—	—	(14.3)
Treasury stock used for new issuances	(0.7)	(15.3)	(0.7)	15.3	—	—	—
Repurchase of common stock	—	—	0.2	(17.3)	—	—	(17.3)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Share-based compensation	—	50.4	—	—	—	—	50.4
Cash dividend	—	—	—	—	—	(243.7)	(243.7)
Balance at September 30, 2024	577.8	$2,446.1	40.8	$(2,643.3)	$(7.8)	$6,480.9	$6,275.9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or for any other period.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended September 30, 2024		Six Months Ended September 30, 2024
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,125.0	$629.7	$2,344.1	$1,344.4
Technology licensing	38.8	38.8	61.0	61.0
Total	$1,163.8	$668.5	$2,405.1	$1,405.4

	Three Months Ended September 30, 2023		Six Months Ended September 30, 2023
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$2,227.7	$1,500.8	$4,482.5	$3,025.4
Technology licensing	26.6	26.6	60.4	60.4
Total	$2,254.3	$1,527.4	$4,542.9	$3,085.8

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Mixed-signal Microcontrollers	$594.6	$1,280.1	$1,239.3	$2,581.8
Analog	292.1	623.0	622.7	1,256.6
Other	277.1	351.2	543.1	704.5
Total net sales	$1,163.8	$2,254.3	$2,405.1	$4,542.9

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Distributors	$508.1	$1,126.1	$1,092.5	$2,234.0
Direct customers	616.9	1,101.6	1,251.6	2,248.5
Licensees	38.8	26.6	61.0	60.4
Total net sales	$1,163.8	$2,254.3	$2,405.1	$4,542.9

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of September 30, 2024, the Company had approximately $870.8 million of deferred revenue, of which $240.8 million is included within accrued liabilities and the remaining $630.0 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2024, the Company had approximately $933.0 million of deferred revenue, of which $261.8 million is included within accrued liabilities and the remaining $671.2 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $129.9 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024, was recognized as revenue during the six months ended September 30, 2024. Approximately $62.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the six months ended September 30, 2023.

Of the $870.8 million of deferred revenue as of September 30, 2024, $776.5 million is cash collected from customers under LTSAs, of which $168.3 million is included within accrued liabilities and $608.2 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The transaction price for the remaining performance obligations for the LTSAs were approximately $3.20 billion as of September 30, 2024, of which approximately 24% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $94.3 million of deferred revenue as of September 30, 2024 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $94.3 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$78.4	$666.6	$207.7	$1,333.0
Basic weighted average common shares outstanding	536.7	543.1	536.7	544.1
Dilutive effect of RSUs	4.5	5.1	4.8	5.0
Dilutive effect of 2015 Senior Convertible Debt	0.2	0.2	0.2	0.3
Dilutive effect of 2017 Senior Convertible Debt	0.6	0.8	0.7	0.9
Diluted weighted average common shares outstanding	542.0	549.2	542.4	550.3
Basic net income per common share	$0.15	$1.23	$0.39	$2.45
Diluted net income per common share	$0.14	$1.21	$0.38	$2.42

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

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
2015 Senior Convertible Debt	$28.50	$29.10	$28.58	$29.18
2017 Senior Convertible Debt	$44.44	$45.38	$44.57	$45.50
2020 Senior Convertible Debt	$90.93	$92.05	$91.08	$92.19
2024 Senior Convertible Debt	$121.84	$—	$121.84	$—
2017 Junior Convertible Debt(1)	$—	$—	$—	$44.81
(1) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			September 30,	March 31,
			2024	2024
2025 Term Loan Facility			$750.0	$750.0
Commercial Paper			1,544.0	1,359.0
0.983% 2024 Notes	0.983%	1.1%	—	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness			4,494.0	5,309.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	6.7	6.7
2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2020 Senior Convertible Debt	0.125%	0.5%	665.5	665.5
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	—
Total Convertible Debt			1,960.2	710.2

Gross long-term debt including current maturities			6,454.2	6,019.2
Less: Debt discount(2)			(12.7)	(13.9)
Less: Debt issuance costs(3)			(18.6)	(5.5)
Net long-term debt including current maturities			6,422.9	5,999.8
Less: Current maturities(4)			(1,946.3)	(999.4)
Net long-term debt			$4,476.6	$5,000.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 2024 and at March 31, 2024.

(2) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2024	2024
Commercial Paper	$(5.0)	$(3.9)
0.983% 2024 Notes	—	(0.4)
4.250% 2025 Notes	(2.9)	(4.4)
5.050% 2029 Notes	(4.8)	(5.2)
Total unamortized discount	$(12.7)	$(13.9)

(3) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2024	2024
2025 Term Loan Facility	$(0.4)	$(0.7)
0.983% 2024 Notes	—	(0.2)
4.250% 2025 Notes	(0.4)	(0.6)
5.050% 2029 Notes	(2.0)	(2.2)
2017 Senior Convertible Debt	(0.1)	(0.1)
2020 Senior Convertible Debt	(0.3)	(1.7)
2024 Senior Convertible Debt	(15.4)	—
Total debt issuance costs	$(18.6)	$(5.5)

(4) As of September 30, 2024, current maturities consisted of the 2025 Term Loan Facility which matures on August 31, 2025 and the 4.250% 2025 Notes which matures on September 1, 2025. As of September 30, 2024, the outstanding Commercial Paper which matures within the three months ending December 31, 2024, and the 2020 Senior Convertible Debt which matures on November 15, 2024, and became convertible on August 15, 2024, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of September 30, 2024, the 2015 Senior Convertible Debt which matures on February 15, 2025, and the 2017 Senior Convertible Debt which matures on February 15, 2027, were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2024, current maturities consisted of the 0.983% 2024 Notes. As of March 31, 2024, the outstanding Commercial Paper which matured within the three months ended June 30, 2024 and the 2020 Senior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of September 30, 2024, are as follows (in millions):

Fiscal year ending March 31,	Amount
2025	$2,216.2
2026	1,950.0
2027	38.0
2028	—
2029	1,000.0
Thereafter	1,250.0
Total	$6,454.2

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2024
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	35.0888	$28.50	17.5462	49.1234
2017 Senior Convertible Debt(1)	22.5005	$44.44	11.2511	32.0632
2020 Senior Convertible Debt(1)	10.9974	$90.93	—	15.3964
2024 Senior Convertible Debt(1)	8.2078	$121.84	—	10.4649

(1) As of September 30, 2024, the 2024 Senior Convertible Debt was not convertible. The 2020 Senior Convertible Debt became convertible on August 15, 2024. As of September 30, 2024, the holders of each of the 2015 Senior Convertible Debt and 2017 Senior Convertible Debt have the right to convert their notes between October 1, 2024 and December 31, 2024 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended September 30, 2024.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Debt issuance cost amortization	$0.9	$1.1	$1.8	$2.6
Debt discount amortization	11.5	3.1	28.1	4.8
Interest expense	40.4	40.4	81.7	81.9
Total interest expense on Senior Indebtedness	52.8	44.6	111.6	89.3
Debt issuance cost amortization	1.4	0.7	2.5	1.4
Coupon interest expense	2.7	0.4	3.8	0.9
Total interest expense on Convertible Debt	4.1	1.1	6.3	2.3
Other interest expense	2.2	1.1	3.0	2.4
Total interest expense	$59.1	$46.8	$120.9	$94.0

The Company's debt settlement transactions consist of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements
September 2024(1)
0.983% 2024 Notes	$1,000.0	$1,000.0	$—
(1) The Company used proceeds from the issuance of Commercial Paper to finance such settlement.

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

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of September 30, 2024, the Company had $1.54 billion of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 5.32% as of September 30, 2024.

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

The fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper at September 30, 2024 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	September 30, 2024		March 31, 2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
2025 Term Loan Facility	$749.6	$750.0	$749.3	$750.0
Commercial Paper	1,539.0	1,544.0	1,355.1	1,359.0
0.983% 2024 Notes	—	—	999.4	979.6
4.250% 2025 Notes	1,196.7	1,195.6	1,195.0	1,181.8
5.050% 2029 Notes	993.2	1,026.6	992.6	1,000.6
2015 Senior Convertible Debt	6.7	22.9	6.7	25.6
2017 Senior Convertible Debt	37.9	79.5	37.9	101.3
2020 Senior Convertible Debt	665.2	662.9	663.8	708.8
2024 Senior Convertible Debt	1,234.6	1,235.6	—	—
Total	$6,422.9	$6,517.1	$5,999.8	$6,106.7
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,220.1	$(4,819.0)	$2,401.1
Customer-related	196.7	(146.8)	49.9
In-process research and development	56.8	—	56.8
Software licenses	252.2	(105.5)	146.7
Total	$7,725.8	$(5,071.3)	$2,654.5

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,221.3	$(4,590.9)	$2,630.4
Customer-related	196.7	(140.8)	55.9
Software licenses	230.7	(135.2)	95.5
Total	$7,648.7	$(4,866.9)	$2,781.8

During the six months ended September 30, 2024, due to acquisitions, the Company acquired $56.8 million of in-process research and development and $1.1 million of software licenses intangible assets. The amounts are considered immaterial for disclosure purposes. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2025 through fiscal 2029, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2025	$290.1
2026	$515.7
2027	$420.5
2028	$311.4
2029	$238.6

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Amortization expense charged to cost of sales	$3.9	$3.0	$7.6	$6.0
Amortization expense charged to operating expense	142.5	169.0	284.5	338.4
Total amortization expense	$146.4	$172.0	$292.1	$344.4

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2024	$6,656.2	$19.2
Immaterial additions due to acquisitions	6.5	—
Balance at September 30, 2024	$6,662.7	$19.2

At March 31, 2024, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through September 30, 2024, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2024	2024
Trade accounts receivable	$1,040.6	$1,141.7
Other	10.7	10.1
Total accounts receivable, gross	1,051.3	1,151.8
Less: allowance for expected credit losses	7.0	8.1
Total accounts receivable, net	$1,044.3	$1,143.7

The Company sells certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million in the six months ended September 30, 2023. The Company terminated this program in the second quarter of fiscal 2025.

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2024	2024
Raw materials	$178.1	$184.0
Work in process	880.1	797.5
Finished goods	281.4	334.5
Total inventories	$1,339.6	$1,316.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2024	2024
Land	$89.3	$89.3
Building and building improvements	803.1	796.3
Machinery and equipment	2,742.4	2,778.1
Projects in process	418.4	349.6
Total property, plant and equipment, gross	4,053.2	4,013.3
Less: accumulated depreciation and amortization	2,882.0	2,818.7
Total property, plant and equipment, net	$1,171.2	$1,194.6

Depreciation expense attributed to property, plant and equipment was $41.2 million and $84.2 million for the three and six months ended September 30, 2024, respectively, compared to $47.0 million and $97.5 million for the three and six months ended September 30, 2023, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and six months ended September 30, 2024 and 2023, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2024	2024
Accrued compensation and benefits	$101.2	$117.8
Income taxes payable	86.0	90.8
Deferred revenue	240.8	261.8
Sales related reserves	431.2	580.6
Current portion of lease liabilities	34.7	32.6
Accrued expenses and other liabilities	241.3	223.4
Total accrued liabilities	$1,135.2	$1,307.0

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of property, plant and equipment and other goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of September 30, 2024, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2025	$310.3
2026	219.4
2027	246.0
2028	203.5
2029	90.8
Thereafter	85.9
Total	$1,155.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $190.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2024, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2024, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended September 30, 2024 is 18.00% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the six months ended September 30, 2024 and September 30, 2023 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of sales(1)	$4.3	$7.4	$10.9	$14.2
Research and development	26.9	23.7	50.2	46.6
Selling, general and administrative	15.1	14.3	29.2	29.1
Pre-tax effect of share-based compensation	46.3	45.4	90.3	89.9
Income tax benefit	9.7	9.6	18.9	19.0
Net income effect of share-based compensation	$36.6	$35.8	$71.4	$70.9
(1) During the three and six months ended September 30, 2024, $5.0 million and $10.0 million, respectively, of share-based compensation expense was capitalized to inventory and $4.3 million and $10.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2023, $4.7 million and $9.9 million, respectively, of share-based compensation expense was capitalized to inventory and $7.4 million and $14.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the three and six months ended September 30, 2024, the Company purchased approximately 0.2 million shares and 1.0 million shares, respectively, of its common stock for a total cost of $17.3 million and $90.0 million, respectively, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of September 30, 2024, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2024, the Company had approximately 40.8 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)
Net other comprehensive loss	(4.3)	—	(4.3)
Balance at September 30, 2024	$7.3	$(15.1)	$(7.8)

Note 15. Dividends

A quarterly cash dividend of $0.454 per share was paid on September 5, 2024 in the aggregate amount of $243.7 million.  A quarterly cash dividend of $0.455 per share was declared on November 5, 2024 and will be paid on December 6, 2024 to stockholders of record as of November 22, 2024. The Company expects the December 2024 payment of its quarterly cash dividend to be approximately $244.5 million.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During fiscal 2024, many of our customers felt the adverse effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates and we received requests to push out or cancel backlog resulting from customer actions to reduce inventory levels. Although we began to see evidence of improvements in our business in the March 2024 quarter which continued in the June 2024 and September 2024 quarters, such as a decrease in customer requests to push out or cancel backlog while bookings increased and the number of expedites and shipment pull in requests grew, overall the macroeconomic environment remained weak in the first half of fiscal 2025. In the September 2024 quarter, with the exception of certain markets we serve including aerospace and defense and the artificial intelligence subset of data centers, our customers continued to reduce inventory levels, driven by business uncertainty, ample supply, and shorter product lead times. We continue to prioritize our efforts to manage our high inventory levels, and our global production facilities continue to run at lower utilization rates. Consistent with the weak macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2026.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2025 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.6	32.2	41.6	32.1
Gross profit	57.4	67.8	58.4	67.9

Research and development	20.7	13.0	20.1	13.0
Selling, general and administrative	13.5	8.7	12.8	8.8
Amortization of acquired intangible assets	10.5	6.7	10.1	6.6
Special charges and other, net	0.1	0.1	0.2	0.1
Operating income	12.6%	39.3%	15.2%	39.4%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net sales	$1,163.8	$2,254.3	(48.4)%	$2,405.1	$4,542.9	(47.1)%

The decreases in net sales in the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023 were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•semiconductor industry conditions;
•our various new product offerings that have increased our served available market;
•customers’ increasing needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products through our TSS product portfolio; and
•adverse geopolitical conditions and trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and six months ended September 30, 2024 or the three and six months ended September 30, 2023.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Mixed-signal Microcontrollers	$594.6	51.1	$1,280.1	56.8	$1,239.3	51.5	$2,581.8	56.8
Analog	292.1	25.1	623.0	27.6	622.7	25.9	1,256.6	27.7
Other	277.1	23.8	351.2	15.6	543.1	22.6	704.5	15.5
Total net sales	$1,163.8	100.0	$2,254.3	100.0	$2,405.1	100.0	$4,542.9	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 51.1% and 51.5% of our net sales for the three and six months ended September 30, 2024, respectively, compared to approximately 56.8% of our net sales for each of the three and six months ended September 30, 2023.

Net sales of our mixed-signal microcontroller products decreased 53.6% and 52.0% in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023. These decreases in net sales were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. However, the overall average selling prices of our mixed-signal microcontroller products have remained relatively stable in recent periods due to the proprietary nature of these products.  We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our mixed-signal microcontroller product lines by introducing new products with more features and higher prices.

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 25.1% and 25.9% of our net sales for the three and six months ended September 30, 2024, respectively, compared to approximately 27.6% and 27.7% of our net sales for the three and six months ended September 30, 2023, respectively.

Net sales from our analog product line decreased 53.1% and 50.4% in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 23.8% and 22.6% of our net sales for the three and six months ended September 30, 2024, respectively, compared to approximately 15.6% and 15.5% of our net sales for the three and six months ended September 30, 2023, respectively. We recently settled an ongoing legal matter with one of our licensees. The impact of this settlement was the release of an accrual, which increased both our revenue and profits by $13.3 million in the September 2024 quarter.

Net sales related to these services and products decreased 21.1% and 22.9% in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023. These decreases in net sales were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 44% and 45% of our net sales in the three and six months ended September 30, 2024, respectively, and approximately 50% and 49% of our net sales in the three and six months ended September 30, 2023, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 10% and 11% of our net sales in the six months ended September 30, 2024 and in the six months ended September 30, 2023, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in the six months ended September 30, 2024 or in the six months ended September 30, 2023. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2024, our distributors maintained 40 days of inventory of our products compared to 41 days at March 31, 2024.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors may have a material impact on our net sales. Due to the relatively high level of inventory days, we have accommodated efforts by our distributors to manage their inventory levels.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Americas	$370.2	31.8	$655.2	29.1	$744.4	31.0	$1,298.0	28.6
Europe	212.8	18.3	558.0	24.8	484.7	20.2	1,116.5	24.6
Asia	580.8	49.9	1,041.1	46.1	1,176.0	48.8	2,128.4	46.8
Total net sales	$1,163.8	100.0	$2,254.3	100.0	$2,405.1	100.0	$4,542.9	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 74% and 75% of our total net sales in the three and six months ended September 30, 2024, respectively, compared to approximately 75% and 76% of our total net sales in each of the three and six months ended September 30, 2023, respectively. The decreases in net sales in the European market in the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023 were due to general weakness in the European economy, and decreases in our net sales in the European industrial and automotive markets, which were particularly weak. Our net sales in the Americas and Asia market decreased in the three and six months ended September 30, 2024 compared to the three and six months ended September 30, 2023, primarily due to adverse economic conditions, including slowing economic activity, persistent inflation, high interest rates, and shorter product lead times. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended September 30, 2024 was $668.5 million, or 57.4% of net sales, compared to $1.53 billion, or 67.8% of net sales, in the three months ended September 30, 2023. Our gross profit in the six months ended September 30, 2024 was $1.41 billion, or 58.4% of net sales, compared to $3.09 billion, or 67.9% of net sales, in the six months ended September 30, 2023.

The primary reason for the decreases in gross profit of $799.9 million and $1.54 billion in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, respectively, was an unfavorable net impact of sales volume, product mix, geographic mix, and average gross profit per unit in the three and six months ended September 30, 2024. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was an adverse impact of $31.1 million and $60.4 million in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, respectively. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $12.2 million and $0.6 million in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, respectively. The impact of unabsorbed capacity charges was an adverse impact of $40.0 million and $76.0 million in the three and six months ended September 30, 2024, respectively, compared to the three and six months ended September 30, 2023, respectively. In the three and six months ended September 30, 2023, the impact of unabsorbed capacity charges was not material. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels.

Our overall inventory levels were $1.34 billion at September 30, 2024, compared to $1.32 billion at March 31, 2024. We maintained 247 days of inventory on our balance sheet at September 30, 2024 compared to 224 days of inventory at March 31, 2024. Our overall inventory level was generally flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels. However, our days of inventory increased significantly due to lower net sales. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 63% and 67% of our assembly requirements were performed in our internal assembly facilities during the three and six months ended September 30, 2024, respectively, compared to approximately 58% during each of the three and six months ended September 30, 2023. Approximately 64% and 67% of our test requirements were performed in our internal facilities during the three and six months ended September 30, 2024, respectively, compared to approximately 73% and 71%

during the three and six months ended September 30, 2023, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 66% and 65% of our net sales came from products that were produced at outside wafer foundries during the three and six months ended September 30, 2024, respectively, compared to approximately 65% and 66% during the three and six months ended September 30, 2023, respectively. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended September 30, 2024 were $240.7 million, or 20.7% of net sales, compared to $292.6 million, or 13.0% of net sales, for the three months ended September 30, 2023. R&D expenses for the six months ended September 30, 2024 were $482.4 million, or 20.1% of net sales, compared to $591.1 million, or 13.0% of net sales, for the six months ended September 30, 2023. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $51.9 million, or 17.7%, for the three months ended September 30, 2024 over the same period last year.  R&D expenses decreased $108.7 million, or 18.4%, for the six months ended September 30, 2024 over the same period last year. The primary reason for the decreases in R&D expenses was lower employee compensation costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2024 were $157.0 million, or 13.5% of net sales, compared to $196.6 million, or 8.7% of net sales, for the three months ended September 30, 2023. Selling, general and administrative expenses for the six months ended September 30, 2024 were $307.5 million, or 12.8% of net sales, compared to $400.2 million, or 8.8% of net sales, for the six months ended September 30, 2023.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $39.6 million, or 20.1%, for the three months ended September 30, 2024 over the same period last year.  Selling, general and administrative expenses decreased $92.7 million, or 23.2%, for the six months ended September 30, 2024 over the same period last year.  The primary reason for the decreases in selling, general and administrative expenses was lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2024 was $122.7 million and $245.7 million, respectively, compared to $151.4 million and $302.9 million for the three and six months ended September 30, 2023, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three and six months ended September 30, 2024, we incurred special charges and other, net of $1.5 million and $4.1 million, respectively. During the three and six months ended September 30, 2023, we incurred special charges and other, net of $1.8 million and $3.5 million, respectively. The special charges and other, net incurred during these periods, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest expense in the three and six months ended September 30, 2024 was $59.1 million and $120.9 million, respectively, compared to $46.8 million and $94.0 million, respectively, for the three and six months ended September 30, 2023. The primary reasons for the increases in interest expense were higher debt balances and higher interest rates on such outstanding debt balances in the three and six months ended September 30, 2024.

During the three and six months ended September 30, 2023, we recognized losses of $3.1 million and $12.2 million, respectively, related to the settlement of a portion of our outstanding Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our tax rates for the six months ended September 30, 2024 and September 30, 2023 is not meaningful due to the amount of pre-tax income, and income tax expense recorded during the prior period.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the six months ended September 30, 2024 and September 30, 2023 was approximately 22%. Our non-U.S. blended statutory tax rates in the six months ended September 30, 2024 and September 30, 2023 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense, cash taxes, or effective tax rate for the period ending September 30, 2024 and year ending March 31, 2024.

As of September 30, 2024, 34 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 30 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. As of September 30, 2024, the impact of GMT on our fiscal 2025 results is not expected to be material.

Liquidity and Capital Resources

We had $286.1 million in cash and cash equivalents at September 30, 2024, a decrease of $33.6 million from the March 31, 2024 balance.

Operating Activities

Net cash provided by operating activities was $420.7 million in the six months ended September 30, 2024 primarily due to net income of $207.7 million, adjusted for non-cash and non-operating charges of $425.0 million and net cash outflows of $212.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the six months ended September 30, 2024 include an increase in inventories related to increased raw materials and foundry wafers, decreases in accrued liabilities driven by decreases in sales related reserves, a decrease due to cash refunded to our customers under the LTSAs, and a decrease in accruals related to employee compensation, a decrease in income tax payable, offset by a decrease in trade accounts receivable driven primarily by reduced revenue and timing of shipments and collections. Net cash provided by operating activities was $1.61 billion in the six months ended September 30, 2023 primarily due to net income of $1.33 billion, adjusted for non-cash and non-operating charges of $580.8 million and net cash outflows of $304.4 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $189.7 million in the six months ended September 30, 2024 compared to $234.7 million in the six months ended September 30, 2023. During the six months ended September 30, 2024, and the six months ended September 30, 2023, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2024 were $93.7 million compared to $185.5 million in the six months ended September 30, 2023. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in fiscal 2025, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. We currently intend to invest between $125 million and $150 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities. These preliminary terms are subject to a comprehensive due diligence process and continued negotiation and review and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and expect to apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $264.6 million in the six months ended September 30, 2024 compared to $1.35 billion in the six months ended September 30, 2023. Significant transactions affecting our net financing cash flows included:
•in the first six months of fiscal 2025, $328.6 million of net proceeds from the issuances of our 2024 Senior Convertible Debt and our Commercial Paper, offset by the purchase of our capped call options, and the pay down of our 0.983% 2024 Notes, and
•in the first six months of fiscal 2024, $448.8 million of cash used to pay down certain principal of our debt, including our 2015 Senior Convertible Debt, our 2017 Senior Convertible Debt, our 2017 Junior Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility and proceeds from the issuance of our Commercial Paper, and
•in the first six months of fiscal 2025 and fiscal 2024, we paid cash dividends to our stockholders of $486.3 million and $431.6 million, respectively, and
•in the first six months of fiscal 2025 and fiscal 2024, we repurchased shares of our common stock for $90.0 million and $480.1 million, respectively.

In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. The outstanding Commercial Paper balance will reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility. As of September 30, 2024, the principal amount of our outstanding indebtedness was $6.45 billion. We had no outstanding borrowings under the Revolving Credit Facility at September 30, 2024 and at March 31, 2024. At September 30, 2024, we had $1.54 billion in outstanding principal amount of Commercial Paper compared to $1.36 billion at March 31, 2024.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first six months of fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. In the first six months of fiscal 2024, we repurchased approximately 6.0 million shares of our common stock for $480.1 million under this authorization. As of

September 30, 2024, approximately $1.56 billion remained available for repurchases under the program. As of September 30, 2024, we held approximately 40.8 million shares as treasury shares. Our current intent is to regularly repurchase shares of our common stock over time based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $7.14 billion. A quarterly dividend of $0.455 per share was declared on November 5, 2024 and will be paid on December 6, 2024 to stockholders of record as of November 22, 2024. We expect the aggregate cash dividend for the December 2024 quarter to be approximately $244.5 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and our 2025 Term Loan Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 6. Debt" and "Note 11. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from rising interest rates, higher inflation, economic uncertainty, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders. We are also pursuing incentives under the CHIPS Act to increase our domestic manufacturing capacity; however, there can be no assurance that we will receive any such incentives or what the amount and timing of any incentive we receive will be.

Summarized Financial Information

The tables below present the summarized financial information on a combined basis for Microchip Technology Incorporated and the following subsidiaries of Microchip Technology Incorporated that provide guarantees of our Senior Notes: Atmel Corporation, Microchip Holding Corporation, Microchip Technology LLC, Silicon Storage Technology, Inc., Microsemi Corporation, and Microchip Storage Solutions LLC (such subsidiaries collectively, the Subsidiary Obligors). The debt securities are fully and unconditionally guaranteed by the aforementioned subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with generally accepted accounting principles as such principles are in effect in the U.S.

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

	As of September 30, 2024	As of March 31, 2024
Current assets, excluding intercompany	$458.5	$470.8
Intercompany receivables from Non-Guarantors	3,349.8	2,665.6
Goodwill and intangible assets	4,635.6	4,619.0
Non-current assets, excluding intercompany	1,253.5	915.7
Non-current intercompany receivables from Non-Guarantors	184.0	186.6
Total assets	$9,881.4	$8,857.7

Current liabilities, excluding intercompany	$2,315.5	$618.1
Intercompany payables due to Non-Guarantors	6,054.9	5,867.6
Long-term debt	4,476.6	5,000.4
Non-current liabilities, excluding intercompany	1,005.6	1,037.7
Non-current intercompany payables due to Non-Guarantors	2,179.9	2,158.3
Total liabilities	$16,032.5	$14,682.1

	Six Months Ended September 30, 2024	For the Year Ended March 31, 2024
Revenue, excluding intercompany	$764.8	$2,242.7
Revenue from Non-Guarantors	134.2	560.4
Total revenue	$899.0	$2,803.1
Gross profit, excluding intercompany	599.2	1,973.4
Gross loss from Non-Guarantors	(273.5)	(692.9)
Total gross profit	$325.7	$1,280.5
Operating income, excluding intercompany	393.0	1,419.9
Operating loss from Non-Guarantors	(273.5)	(692.9)
Total operating income	$119.5	$727.0
Net income, excluding intercompany	267.0	1,198.6
Net loss from Non-Guarantors	(289.1)	(733.4)
Total net income (loss)	$(22.1)	$465.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2024, our current and long-term debt totaled $6.45 billion. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $5.70 billion as of September 30, 2024. We have interest rate exposure with respect to the $750.0 million of our variable interest rate debt outstanding under our 2025 Term Loan Facility, as of September 30, 2024. A 50-basis point increase in interest rates would increase our expected annual interest expense for the next 12 months by approximately $3.8 million. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility and our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation
•interruptions in and unauthorized access to our IT systems and security breaches or incidents impacting our systems, or data that we or our service providers maintain or otherwise process including, but not limited to, data belonging to us, customers, suppliers, contractors or employees;
•exposure of our customers' business and proprietary confidential information due to security vulnerabilities of our products;
•risks related to use of artificial intelligence (AI);
•risks related to compliance with laws and regulations regarding privacy, data protection and cybersecurity;
•risks related to legal proceedings, investigations or claims;
•risks related to contractual relationships with our customers and suppliers; and
•protecting and enforcing our intellectual property rights.

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
•availability of raw materials including rare earth minerals, supplies and equipment due to supply chain constraints, disruptions in transportation systems or other factors;
•constrained availability from other electronic suppliers or disruptions in transit systems impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of rising interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the enactment of broad sanctions against the U.S. by other countries, public health concerns, industry work stoppages, transit stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, transit disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. We have taken steps to attempt to mitigate the costs of these tariffs on our business. Although these increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The additional tariffs imposed on components or equipment that we or our suppliers source from China will increase our costs and have had an adverse impact on our operating results and may continue to do so in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility.

Our customers may also be adversely affected by these same issues. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, or sanctions, trade restrictions or tariffs or the impact of public health concerns that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

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

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2025, approximately 65% of our net sales came from products that were produced at outside wafer foundries compared to 64% of our net sales in fiscal 2024. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2025, approximately 33% of our assembly requirements and 33% of our test requirements were performed by third-party contractors, compared to approximately 41% and 29%, respectively, during fiscal 2024. Due to increased demand for our products, we took actions in fiscal 2023 and fiscal 2022 to increase our capacity allocation from our wafer fabrication, assembly and test subcontractors. As product demand softened in fiscal 2024, we took actions to selectively reduce our purchases from foundries. In the event of future increases in demand, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, that any such capacity will have the ability to manufacture the process technologies that we need, or that such capacity will be available on acceptable terms. Although we are continuing to selectively expand our internal wafer fabrication, assembly and test capacity, we expect that our reliance on third-party contractors may increase over time to the extent our business grows, and any inability to secure necessary external capacity could adversely affect our operating results.

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

Our use of third parties reduces our control over the subcontracted portions of our business. Our future operating results could suffer if a significant contractor were to experience production difficulties, insufficient capacity, decreased manufacturing, reduced availability of labor, assembly and test yields, or increased costs due to disruptions such as political upheaval, transit disruptions, infrastructure disruption or pandemics. Additionally, our future operating results could suffer if our wafer foundries and other contractors increase the prices of the products and services that they provide to us. If third parties do not timely deliver products or services in accordance with our quality standards, we may be unable to qualify alternate manufacturing sources in a timely manner or on favorable terms, or at all. Additionally, these subcontractors could abandon processes that we need, or fail to adopt technologies that we desire to control costs. In such event, we could experience an interruption in production, an increase in manufacturing costs or a decline in product reliability, and our business and operating results could be adversely affected. Further, use of subcontractors increases the risks of misappropriation of our intellectual property.

Certain of our SuperFlash and other technology licensees rely on wafer foundries. If our licensees experienced disruption in supply at such foundries, this would reduce the revenue from our technology licensing business and would harm our operating results.

We are highly dependent on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks.

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan. During fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China, 12% in Taiwan and 10% in Germany.

A strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024 and in the first half of fiscal 2025, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Additionally, over the last several years, the impact of unpredictable COVID-19 related lockdowns and the adverse impact of the rapid transmission of COVID-19 when lockdowns in China were lifted has adversely impacted Chinese customers and the supply chain. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 40. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:
•economic uncertainty in the worldwide markets we serve;
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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times. Although our backlog had been strong in fiscal 2022, fiscal 2023 and the first half of fiscal 2024, due to favorable business conditions and the impact of our Preferred Supply Program and our LTSAs, the business conditions that led us to implement the Preferred Supply Program changed and, as a result, on February 1, 2024, we discontinued the Preferred Supply Program for new orders. This change in our Preferred Supply Program does not impact our LTSAs. With the cancellation of the Preferred Supply Program, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility, as experienced in current and recent quarters, where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. We believe our customers increased their order levels in previous periods of tight supply to help ensure they have sufficient inventory of our products to meet their needs, and they were unable to sell their products at their forecasted levels which reduced our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first six months of fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $76.0 million. In the first six months of fiscal 2024, we operated at or above normal capacity levels.

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

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions (including the impact of strong demand in the industry, public health conditions or trade tensions) and our acquisition activity have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns, characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in fiscal 2024, and adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. We are unable to predict the timing or impact of any such slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 45% of our net sales in the first six months of fiscal 2025 and approximately 47% of our net sales in fiscal 2024. With the exception of certain orders placed under our original Preferred Supply Program (which has been discontinued for new orders effective February 1, 2024) and LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in August 2024, we determined that an unauthorized party disrupted our use of certain servers and some of our business operations. As a result, certain of our manufacturing facilities were operating at less than normal levels for a period of time, and our ability to fulfill orders was temporarily impacted. While we were able to bring the affected portions of our IT systems back online and restore normal business operations in response to this August 2024 incident without a material impact to our business, we cannot be certain that we would be able to achieve this result in the event of another cyber incident. Separately, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., the Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. The pandemic could adversely impact our business in future periods if the impact of COVID-19 or other public health issues again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 60.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2024, we had goodwill of $6.68 billion and net intangible assets of $2.65 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through September 30, 2024, we have never recorded a goodwill impairment charge. There were no intangible asset impairment charges in the first six months of fiscal 2025. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Our ability to attract and retain skilled employees such as management, technical, marketing, sales, research and development, manufacturing, and operational personnel is critical to our business. We rely on a direct labor force at our manufacturing facilities. Any inability to maintain our labor force at our facilities may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand, and ultimately could materially and adversely affect our business, financial condition and results of operations. Our inability to attract and retain hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We have no employment agreements with any member of our U.S. senior management team, and it is possible that they could leave with little or no notice, which could make it more difficult for us to execute our planned business strategy. Our inability to retain, attract or motivate personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process including data belonging to us, customers, suppliers, contractors or employees, could adversely affect our business.

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, any that may relate to new system implementations, computer viruses, security breaches or incidents, cyber-attacks, ransom-style attacks, theft or tampering, inadvertent error, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, security breaches or incidents in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, or any data we or our service providers maintain or otherwise process, including but not limited to, data belonging to us or our customers, suppliers, contractors or employees, or any perception any of the foregoing has occurred, could have a material adverse impact on our business, operations, supply chain, sales and operating results, result in regulatory inquiries, investigations or other proceedings against us, result in claims, demands and litigation against us, or damage our reputation.  Such improper handling of confidential data, or system or network disruption, or any cyber-attack or other means of effectuating a security breach or incident, could result in loss or unavailability of all or a portion of our systems and business operations, and a loss, unavailability, an unauthorized release of, or other unauthorized use or processing of, personal data, or our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information. Any such matter, or any perception that it has occurred, could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages, and may result in lower revenue, lower margins, regulatory investigations, inquiries or other proceedings, enforcement actions, remediation obligations, claims for damages, litigation, and fines, penalties, damages, other liabilities, and other sanctions.

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in August 2024, we determined that an unauthorized party disrupted our use of certain servers and some of our business operations. As a result, certain of our manufacturing facilities were operating at less than normal levels for a period of time, and our ability to fulfill orders was temporarily impacted. While we were able to bring the affected portions of our IT systems back online and restore normal business operations in response to this August 2024 incident without a material impact to our business, we cannot be certain that we would be able to achieve this result in the event of another cyber-attack. We routinely evaluate the effectiveness of the containment mechanisms that we have implemented and continue to implement additional measures. We analyzed the information that was compromised in August 2024 and we do not believe that this cyber incident has had a material adverse effect on our business or resulted in any material damage to us. New information can develop that may impact our assessment of cyber events, including information learned as we develop and deploy mitigations.

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

In recent years, we have regularly implemented improvements to our protective measures that have included, but have not been limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise that we experienced in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any cyber-attacks or disruptions. Our ability to recover from ransomware and other ransom-style attacks may be limited if our backups have been affected by the attack, or if restoring data from backups is delayed or not feasible. Our system improvements have resulted in increased costs to us and we may be required to dedicate additional expenditures and resources to making system improvements and otherwise addressing cybersecurity matters in the future, whether in response to any disruption, interruption, breach, incident or otherwise. Further, any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory inquiries, actions or other proceedings, or paying damages, fines or penalties. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as the recently enacted SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any actual or alleged failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees, or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish, access, process or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property, or other proprietary or confidential information. This risk would be exacerbated to the extent our competitors for talent, particularly engineering talent, hire our employees. Similarly, we provide access to certain of our technology, intellectual property, and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.

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

Concerns relating to the responsible use of technologies, including new and evolving technologies such as AI, in our internal operations and products may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI enabling products, we may experience brand or reputational harm, competitive harm or legal liability. Complying with regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to use AI in our internal operations or offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the EU, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. New and updated AI regulations could impose onerous obligations that may disadvantage us and require us to change our business practices. Furthermore, changes in AI-related regulation could impact us and require us to change our business practices, which may negatively impact our financial results.

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

Furthermore, the GDPR and the U.K. equivalent of the GDPR expose us to two parallel data protection regimes in Europe, each of which potentially authorizes fines and enforcement actions for certain violations. Substantial fines may be imposed for breaches of data protection requirements, which can be up to 4% of a company’s worldwide revenue or 20 million Euros, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Although the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries, covered by a European Commission 'adequacy decision' through the continued use of SCCs and binding corporate rules, these laws and regulations are subject to change, and any such changes could have adverse implications for our transfer of personal data from the U.K. to the EEA and other third countries. Additionally, new and updated AI regulations could impose onerous obligations that may disadvantage us and require us to change our business practices.

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

Our contractual relationships with our customers and suppliers expose us to risks and liabilities.

With the exception of orders placed under our Preferred Supply Program and LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our original Preferred Supply Program and LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our original Preferred Supply Program and LTSAs, customers may cancel orders in the event of price increases. Preferred Supply Program orders placed during or after August 2023 can be cancelled or rescheduled if our planned delivery date is greater than six months from the request date. We discontinued our Preferred Supply Program for new orders effective February 1, 2024, because the business conditions that led us to implement the Preferred Supply Program had changed. This change does not impact our LTSAs. While we had approximately 116,000 customers, and our ten largest direct customers accounted for approximately 14% of our total revenue in the first six months of fiscal 2025, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and fiscal 2025.

Certain customer contracts differ from our standard terms of sale due to the negotiating leverage held by the customer. For example, under certain contracts we have committed to supply products on scheduled delivery dates, or extended our obligations for liabilities such as warranties or indemnification for quality issues or intellectual property infringement. If we are unable to supply the customer as contractually required, the customer may incur additional production costs, lost revenues due to delays in their manufacturing schedule, or quality-related issues. We may be liable for costs and damages associated with customer claims, and we may be obligated to defend the customer against claims of intellectual property infringement and pay associated legal fees. While we try to minimize the number of contracts which contain such provisions, manage the risks of such liabilities, and set caps on our liability exposure, sometimes we are unable to do so. In order to win important designs, avoid losing business to competitors, maintain existing business, or be permitted to bid on new business, we have, and may in the future, have to agree to uncapped liability for such items as intellectual property infringement or product failure, or have to agree to liquidated damage provisions. This exposes us to risk of liability far exceeding the purchase price of the products sold under such contracts, the lifetime revenues we receive under such contracts, or potential consequential damages. Further, where we do not have negotiated customer contracts, our customer's order terms may govern the transaction and contain terms unfavorable to us. These risks could result in a material adverse impact on our results of operations and financial condition.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software, or products incorporating U.S. content may be subject to laws and regulations that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations, economic embargoes and trade sanctions against certain countries and parties, including those administered by the U.S. Departments of State, Commerce, and Treasury. Licenses or license exceptions are often required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computers and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation expanded the scope of foreign-produced items subject to license requirements under U.S. law and added 28 entities located in China to the U.S. Commerce Department Entity List. In November 2023, the U.S. Commerce Department added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them. The result is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the October 2022 and November 2023 regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran,

North Korea, Russia, Syria and Venezuela. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC released investigation, and disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries. We have filed a Form SD with the SEC regarding such matters annually since June 2, 2014. Other countries are considering similar regulations. If we cannot certify that our supply chain is free from the risk of irresponsible sourcing, customers and others may demand that we change the sourcing of materials used in the manufacture of our products, even if the costs for compliant materials significantly increases or availability is limited.  If we change materials or suppliers, there will likely be costs associated with qualifying new suppliers and production capacity, delivery times and quality could be negatively impacted.  Our relationships with customers, suppliers and stockholders may be adversely affected if we are unable to certify that our products are free from the risk of irresponsible sourcing. We have incurred, and expect in the future to incur, additional costs associated with complying with these disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products.  We may be unable to satisfy those that require that all of the components of our products be certified as conflict free in a materially different manner than advocated by the Responsible Minerals Initiative or the Dodd-Frank Wall Street Reform and Consumer Protection Act.  If we are unable to meet customer requirements, customers may disqualify us as a supplier, resulting in a permanent or temporary loss of sales to such customer or a reduction in purchases from us, and we may have to write off inventory if it cannot be sold.

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

Also, we have publicly announced environmental goals including those related to greenhouse gas emissions reduction, achieving net zero carbon emissions and renewable energy usage, which we may refine or expand further in the future. These goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. These goals could expose us to heightened scrutiny and financial, legal, reputational, operational, compliance, and other risks, including lost customer opportunities, which could negatively impact us. Further, any failure to set or achieve corporate responsibility initiatives that meet our stakeholders' evolving expectations could also negatively impact us.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of September 30, 2024, the principal amount of our outstanding indebtedness was $6.45 billion. At September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026, $750.0 million in outstanding borrowings under our 2025 Term Loan Facility, and $1.54 billion in outstanding principal amount of our Commercial Paper. At September 30, 2024, we had $2.20 billion in aggregate principal amount of Senior Notes and $1.96 billion in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 4.250% 2025 Notes in the principal amount of $1.20 billion matures on September 1, 2025, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility or our Commercial Paper program. Since interest rates have increased since we issued our 4.250% 2025 Notes, we expect our interest expense will increase if we refinance such notes using our Revolving Credit Facility or our Commercial Paper Program or other instruments. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our purchases of our common stock in the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)(2) (in millions)
July 1, 2024 - July 31, 2024	—	$—	—
August 1, 2024 - August 31, 2024	223,827	$76.85	223,827
September 1, 2024 - September 30, 2024	1,867	$77.37	1,867
	225,694		225,694	$1,556.5

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

10.1*	2004 Equity Incentive Plan, as amended and restated August 20, 2024	8-K	000-21184	10.1	August 22, 2024

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 5, 2024	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)