Form 10-Q
period 2024-12-31
MICROCHIP TECHNOLOGY INC
filed 2025-02-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of January 28, 2025 was 537,818,969.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, matured on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Convertible Debt, maturing on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the amended Credit Agreement which was fully settled in December 2024
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Term Loan Amendment, dated as of August 31, 2023, as further amended by the Second Amendment to the Amended and Restated Credit Agreement, dated as of November 8, 2024
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	December 31,	March 31,
	2024	2024
Cash and cash equivalents	$586.0	$319.7
Accounts receivable, net	857.2	1,143.7
Inventories	1,356.3	1,316.0
Other current assets	196.3	233.6
Total current assets	2,995.8	3,013.0
Property, plant and equipment, net	1,152.1	1,194.6
Goodwill	6,684.8	6,675.4
Intangible assets, net	2,518.2	2,781.8
Long-term deferred tax assets	1,703.9	1,596.5
Other assets	577.4	611.9
Total assets	$15,632.2	$15,873.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$195.9	$213.0
Accrued liabilities	1,134.4	1,307.0
Current portion of long-term debt	—	999.4
Total current liabilities	1,330.3	2,519.4
Long-term debt	6,749.5	5,000.4
Long-term income tax payable	598.7	649.2
Long-term deferred tax liability	22.9	28.8
Other long-term liabilities	899.3	1,017.6
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,905,582 shares issued and 537,763,588 shares outstanding at December 31, 2024; 577,806,659 shares issued and 536,663,691 shares outstanding at March 31, 2024	0.5	0.5
Additional paid-in capital	2,481.2	2,482.9
Common stock held in treasury: 40,141,994 shares at December 31, 2024; 41,142,968 shares at March 31, 2024	(2,629.6)	(2,581.6)
Accumulated other comprehensive loss	(3.3)	(3.5)
Retained earnings	6,182.7	6,759.5
Total stockholders' equity	6,031.5	6,657.8
Total liabilities and stockholders' equity	$15,632.2	$15,873.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales	$1,026.0	$1,765.7	$3,431.1	$6,308.6
Cost of sales	464.6	645.7	1,464.3	2,102.8
Gross profit	561.4	1,120.0	1,966.8	4,205.8

Research and development	246.2	266.0	728.6	857.1
Selling, general and administrative	158.2	172.2	465.7	572.4
Amortization of acquired intangible assets	122.6	151.3	368.3	454.2
Special charges and other, net	3.5	1.1	7.6	4.6
Operating expenses	530.5	590.6	1,570.2	1,888.3

Operating income	30.9	529.4	396.6	2,317.5

Interest income	1.7	2.0	6.5	5.1
Interest expense	(68.7)	(49.2)	(189.6)	(143.2)
Loss on settlement of debt	(0.3)	—	(0.3)	(12.2)
Other (loss) income, net	(9.7)	2.1	(6.0)	(1.0)
(Loss) income before income taxes	(46.1)	484.3	207.2	2,166.2
Income tax provision	7.5	65.1	53.1	414.0
Net (loss) income	$(53.6)	$419.2	$154.1	$1,752.2

Basic net (loss) income per common share	$(0.10)	$0.78	$0.29	$3.23
Diluted net (loss) income per common share	$(0.10)	$0.77	$0.28	$3.19
Dividends declared per common share	$0.455	$0.439	$1.361	$1.232
Basic common shares outstanding	537.4	540.8	536.9	543.0
Diluted common shares outstanding	537.4	546.5	542.1	549.0

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income	$(53.6)	$419.2	$154.1	$1,752.2
Components of other comprehensive income (loss):
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	4.5	(2.0)	0.2	(0.7)
Other comprehensive income (loss), net of tax effect	4.5	(2.0)	0.2	(0.7)
Comprehensive (loss) income	$(49.1)	$417.2	$154.3	$1,751.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$154.1	$1,752.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563.1	661.3
Deferred income taxes	(125.8)	44.1
Share-based compensation expense related to equity incentive plans	139.7	134.7
Loss on settlement of debt	0.3	12.2
Amortization of debt discount	51.6	18.8
Amortization of debt issuance costs	6.1	5.7
Impairment of intangible assets	—	1.3
Other	(45.5)	(11.7)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	286.5	(92.8)
(Increase) decrease in inventories	(35.1)	16.2
Decrease in accounts payable and accrued liabilities	(236.6)	(24.0)
Change in other assets and liabilities	(72.7)	43.4
Change in income tax payable	6.5	(98.7)
Net cash provided by operating activities	692.2	2,462.7
Cash flows from investing activities:
Other investing	2.4	0.4
Proceeds from capital-related government incentives	0.1	1.1
Investments in other assets	(122.5)	(77.4)
Capital expenditures	(111.8)	(245.0)
Net cash used in investing activities	(231.8)	(320.9)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	5,551.0
Repayments of Revolving Credit Facility	—	(5,651.0)
Proceeds from borrowings on 2025 Term Loan Facility	—	750.0
Repayments of 2025 Term Loan Facility	(750.0)	—
Proceeds from issuance of Commercial Paper	10,567.1	3,558.3
Repayments of Commercial Paper	(10,630.9)	(2,914.7)
Proceeds from issuance of senior notes	1,992.2	—
Repayment of senior notes	(1,000.0)	(2,000.0)
Proceeds from issuance of convertible debt	1,250.0	—
Payments on settlement of convertible debt	(668.5)	(132.8)
Deferred financing costs	(18.0)	(1.5)
Purchase of capped call options	(105.0)	—
Proceeds from sale of common stock	45.4	57.7
Tax payments related to shares withheld for vested RSUs	(45.0)	(46.9)
Repurchase of common stock	(96.5)	(594.7)
Payment of cash dividends	(730.9)	(669.0)
Capital lease payments	(1.2)	(1.2)
Other Financing	(2.8)	—
Net cash used in financing activities	(194.1)	(2,094.8)
Net increase in cash and cash equivalents	266.3	47.0
Cash and cash equivalents, at beginning of period	319.7	234.0
Cash and cash equivalents, at end of period	$586.0	$281.0

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Balance at March 31, 2023	577.8	$2,413.8	32.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	666.4	666.4
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Proceeds from sales of common stock through employee equity incentive plans	0.9	15.3	—	—	—	—	15.3
RSU withholdings	(0.3)	(15.7)	—	—	—	—	(15.7)
Treasury stock used for new issuances	(0.6)	(14.7)	(0.6)	14.7	—	—	—
Repurchase of common stock	—	—	1.8	(141.2)	—	—	(141.2)
Settlement of convertible debt	—	(43.3)	—	—	—	—	(43.3)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(208.9)	(208.9)
Balance at June 30, 2023	577.8	2,400.8	33.5	(1,786.7)	(4.4)	6,221.6	6,831.3
Net income	—	—	—	—	—	666.6	666.6
Other comprehensive income	—	—	—	—	1.6	—	1.6
Proceeds from sales of common stock through employee equity incentive plans	1.1	25.3	—	—	—	—	25.3
RSU withholdings	(0.2)	(14.7)	—	—	—	—	(14.7)
Treasury stock used for new issuances	(0.9)	(19.7)	(0.9)	19.7	—	—	—
Repurchase of common stock	—	—	4.2	(342.3)	—	—	(342.3)
Settlement of convertible debt	—	(22.0)	—	—	—	—	(22.0)
Share-based compensation	—	45.4	—	—	—	—	45.4
Cash dividend	—	—	—	—	—	(222.7)	(222.7)
Balance at September 30, 2023	577.8	2,415.1	36.8	(2,109.3)	(2.8)	6,665.5	6,968.5
Net income	—	—	—	—	—	419.2	419.2
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)
Proceeds from sales of common stock through employee equity incentive plans	1.0	17.1	—	—	—	—	17.1
RSU withholdings	(0.2)	(16.5)	—	—	—	—	(16.5)
Treasury stock used for new issuances	(0.8)	(15.7)	(0.8)	15.7	—	—	—
Repurchase of common stock	—	—	1.4	(115.0)	—	—	(115.0)
Share-based compensation	—	46.3	—	—	—	—	46.3
Cash dividend	—	—	—	—	—	(237.4)	(237.4)
Balance at December 31, 2023	577.8	$2,446.3	37.4	$(2,208.6)	$(4.8)	$6,847.3	$7,080.2

Balance at March 31, 2024	577.8	$2,483.4	41.1	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	0.8	13.1	—	—	—	—	13.1
RSU withholdings	(0.2)	(18.9)	—	—	—	—	(18.9)
Treasury stock used for new issuances	(0.6)	(13.0)	(0.6)	13.0	—	—	—
Repurchase of common stock	—	—	0.8	(72.7)	—	—	(72.7)
Purchase of capped call options	—	(105.0)	—	—	—	—	(105.0)
Share-based compensation	—	45.2	—	—	—	—	45.2

	Common Stock and Additional Paid-in-Capital		Common Stock Held in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount

Cash dividend	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	577.8	2,404.8	41.3	(2,641.3)	(3.7)	6,646.2	6,406.0
Net income	—	—	—	—	—	78.4	78.4
Other comprehensive loss	—	—	—	—	(4.1)	—	(4.1)
Proceeds from sales of common stock through employee equity incentive plans	0.9	20.5	—	—	—	—	20.5
RSU withholdings	(0.2)	(14.3)	—	—	—	—	(14.3)
Treasury stock used for new issuances	(0.7)	(15.3)	(0.7)	15.3	—	—	—
Repurchase of common stock	—	—	0.2	(17.3)	—	—	(17.3)
Share-based compensation	—	50.4	—	—	—	—	50.4
Cash dividend	—	—	—	—	—	(243.7)	(243.7)
Balance at September 30, 2024	577.8	2,446.1	40.8	(2,643.3)	(7.8)	6,480.9	6,275.9
Net loss	—	—	—	—	—	(53.6)	(53.6)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Proceeds from sales of common stock through employee equity incentive plans	0.9	11.8	—	—	—	—	11.8
RSU withholdings	(0.2)	(11.8)	—	—	—	—	(11.8)
Treasury stock used for new issuances	(0.7)	(13.7)	(0.7)	13.7	—	—	—
Shares issued to settle convertible debt	0.1	—	—	—	—	—	—
Share-based compensation	—	49.3	—	—	—	—	49.3
Cash dividend	—	—	—	—	—	(244.6)	(244.6)
Balance at December 31, 2024	577.9	$2,481.7	40.1	$(2,629.6)	$(3.3)	$6,182.7	$6,031.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.  The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or for any other period.

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

In November 2024, the FASB issued ASU 2024-03-Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses requiring disaggregated disclosures of certain expense captions into specified categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted with updates to be applied prospectively with the option for retrospective application. The Company is currently evaluating the applicable disclosures.

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

The following tables represent net sales and gross profit for each segment for the periods presented (in millions):

	Three Months Ended December 31, 2024		Nine Months Ended December 31, 2024
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$995.0	$530.4	$3,339.1	$1,874.8
Technology licensing	31.0	31.0	92.0	92.0
Total	$1,026.0	$561.4	$3,431.1	$1,966.8

	Three Months Ended December 31, 2023		Nine Months Ended December 31, 2023
	Net Sales	Gross Profit	Net Sales	Gross Profit
Semiconductor products	$1,741.5	$1,095.8	$6,224.0	$4,121.2
Technology licensing	24.2	24.2	84.6	84.6
Total	$1,765.7	$1,120.0	$6,308.6	$4,205.8

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Mixed-signal Microcontrollers	$533.2	$995.2	$1,772.5	$3,577.0
Analog	272.7	430.6	895.4	1,687.2
Other	220.1	339.9	763.2	1,044.4
Total net sales	$1,026.0	$1,765.7	$3,431.1	$6,308.6

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Distributors	$438.7	$767.6	$1,531.2	$3,001.6
Direct customers	556.3	973.9	1,807.9	3,222.4
Licensees	31.0	24.2	92.0	84.6
Total net sales	$1,026.0	$1,765.7	$3,431.1	$6,308.6

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of December 31, 2024, the Company had approximately $806.1 million of deferred revenue, of which $238.0 million is included within accrued liabilities and the remaining $568.1 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2024, the Company had approximately $933.0 million of deferred revenue, of which $261.8 million is included within accrued liabilities and the remaining $671.2 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $168.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024, was recognized as revenue during the nine months ended December 31, 2024. Approximately $82.5 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023, was recognized as revenue during the nine months ended December 31, 2023.

Of the $806.1 million of deferred revenue as of December 31, 2024, $715.8 million is cash collected from customers under LTSAs, of which $165.1 million is included within accrued liabilities and $550.7 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The transaction price for the remaining performance obligations for the LTSAs were approximately $2.90 billion as of December 31, 2024, of which approximately 26% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $90.3 million of deferred revenue as of December 31, 2024 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $90.3 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income	$(53.6)	$419.2	$154.1	$1,752.2
Basic weighted average common shares outstanding	537.4	540.8	536.9	543.0
Dilutive effect of RSUs	—	4.9	4.4	5.0
Dilutive effect of 2015 Senior Convertible Debt	—	0.2	0.2	0.2
Dilutive effect of 2017 Senior Convertible Debt	—	0.6	0.6	0.8
Diluted weighted average common shares outstanding	537.4	546.5	542.1	549.0
Basic net (loss) income per common share	$(0.10)	$0.78	$0.29	$3.23
Diluted net (loss) income per common share	$(0.10)	$0.77	$0.28	$3.19

The Company computed basic net (loss) income per common share based on the weighted average number of common shares outstanding during the period. The Company computed diluted net (loss) income per common share based on the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. For the three months ended December 31, 2024, the calculation of diluted net loss per common share excluded 3.6 million common shares from employee equity incentive plans and, 0.1 million and 0.5 million common shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt, respectively, as the related impact would have been anti-dilutive as the Company generated a net loss. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
2015 Senior Convertible Debt	$28.30	$28.95	$28.49	$29.10
2017 Senior Convertible Debt	$44.14	$45.14	$44.42	$45.38
2020 Senior Convertible Debt(1)	$—	$91.78	$91.08	$92.05
2024 Senior Convertible Debt	$121.83	$—	$121.84	$—
2017 Junior Convertible Debt(2)	$—	$—	$—	$44.81
(1) The weighted average conversion price per share for the 2020 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in November 2024.
(2) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			December 31,	March 31,
			2024	2024
2025 Term Loan Facility			$—	$750.0
Commercial Paper			1,296.0	1,359.0
0.983% 2024 Notes	0.983%	1.1%	—	1,000.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	—
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	—
Total Senior Indebtedness			5,496.0	5,309.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	3.7	6.7
2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2020 Senior Convertible Debt	0.125%	0.5%	—	665.5
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	—
Total Convertible Debt			1,291.7	710.2

Gross long-term debt including current maturities			6,787.7	6,019.2
Less: Debt discount(2)			(17.6)	(13.9)
Less: Debt issuance costs(3)			(20.6)	(5.5)
Net long-term debt including current maturities			6,749.5	5,999.8
Less: Current maturities(4)			—	(999.4)
Net long-term debt			$6,749.5	$5,000.4

(1) The Company had no outstanding borrowings under the Revolving Credit Facility at December 31, 2024 and at March 31, 2024. In November 2024, the amended and restated Credit Agreement, dated as of December 16, 2021 (as amended by the first incremental term loan amendment, dated as of August 31, 2023), was amended to amend the maximum total leverage ratio financial covenant for the quarterly periods ending on December 31, 2024 through December 31, 2025 to 4.75 to 1.00.

(2) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2024	2024
Commercial Paper	$(3.2)	$(3.9)
0.983% 2024 Notes	—	(0.4)
4.250% 2025 Notes	(2.1)	(4.4)
4.900% 2028 Notes	(3.5)	—
5.050% 2029 Notes	(4.5)	(5.2)
5.050% 2030 Notes	(4.3)	—
Total unamortized discount	$(17.6)	$(13.9)

(3) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2024	2024
2025 Term Loan Facility	$—	$(0.7)
0.983% 2024 Notes	—	(0.2)
4.250% 2025 Notes	(0.3)	(0.6)
4.900% 2028 Notes	(1.8)	—
5.050% 2029 Notes	(1.9)	(2.2)
5.050% 2030 Notes	(1.8)	—
2017 Senior Convertible Debt	(0.1)	(0.1)
2020 Senior Convertible Debt	—	(1.7)
2024 Senior Convertible Debt	(14.7)	—
Total debt issuance costs	$(20.6)	$(5.5)

(4) As of December 31, 2024, the outstanding Commercial Paper which matures within the three months ending March 31, 2025, and the 4.250% 2025 Notes which matures on September 1, 2025, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of December 31, 2024, the 2015 Senior Convertible Debt which matures on February 15, 2025, and the 2017 Senior Convertible Debt which matures on February 15, 2027, were convertible and are excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2024, current maturities consisted of the 0.983% 2024 Notes. As of March 31, 2024, the outstanding Commercial Paper which matured within the three months ended June 30, 2024, and the 2020 Senior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of December 31, 2024, are as follows (in millions):

Fiscal year ending March 31,	Amount
2025	$1,299.7
2026	1,200.0
2027	38.0
2028	1,000.0
2029	1,000.0
Thereafter	2,250.0
Total	$6,787.7

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

Summary of Conversion Features - On April 1, 2022, the Company irrevocably elected cash settlement for the principal amount of its Convertible Debt. Each series of Convertible Debt is convertible, subject to certain conditions, into cash, shares of the Company's common stock or a combination thereof, at the Company's election, at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day, or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, for each series, with the exception of the 2024 Senior Convertible Debt, if at the time of conversion the applicable price of the Company's common stock exceeds the applicable conversion price at such time, the applicable conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the applicable series of Convertible Debt, and as adjusted for cash dividends paid since the issuance of such series of Convertible Debt. However, in no event will the applicable conversion rate exceed the applicable maximum conversion rate specified in the indenture for the applicable series of Convertible Debt (see table below).

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2024
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2015 Senior Convertible Debt(1)	35.3305	$28.30	17.6671	49.4618
2017 Senior Convertible Debt(1)	22.6555	$44.14	11.3286	32.2841
2024 Senior Convertible Debt(1)	8.2082	$121.83	—	10.4654

(1) As of December 31, 2024, the 2024 Senior Convertible Debt was not convertible. The 2015 Senior Convertible Debt became convertible on November 15, 2024. As of December 31, 2024, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between January 1, 2025 and March 31, 2025 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2024.

With the exception of the 2024 Senior Convertible Debt, which may be redeemed by the Company on or after June 5, 2027, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Debt issuance cost amortization	$0.8	$1.0	$2.6	$3.6
Debt discount amortization	23.5	14.0	51.6	18.8
Interest expense	39.5	31.9	121.2	113.8
Total interest expense on Senior Indebtedness	63.8	46.9	175.4	136.2
Debt issuance cost amortization	1.0	0.7	3.5	2.1
Coupon interest expense	2.6	0.4	6.4	1.3
Total interest expense on Convertible Debt	3.6	1.1	9.9	3.4
Other interest expense	1.3	1.2	4.3	3.6
Total interest expense	$68.7	$49.2	$189.6	$143.2

The Company's debt settlement transactions consist of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements
December 2024(1)
2025 Term Loan Facility	$750.0	$750.0	$0.3
November 2024(2)
2020 Senior Convertible Debt	$665.5	$665.5	$—
September 2024(2)
0.983% 2024 Notes	$1,000.0	$1,000.0	$—
(1) The Company used proceeds from the issuance of 4.900% 2028 Notes and 5.050% 2030 Notes to finance such settlement.
(2) The Company used proceeds from the issuance of Commercial Paper to finance such settlement.

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

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of December 31, 2024, the Company had $1.30 billion of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 4.76% as of December 31, 2024.

4.900% 2028 Notes and 5.050% 2030 Notes

In December 2024, the Company issued $1.00 billion aggregate principal amount of 4.900% 2028 Notes and $1.00 billion aggregate principal amount of 5.050% 2030 Notes in a public offering. In connection with the issuance of the 4.900% 2028 Notes and 5.050% 2030 Notes, the Company incurred issuance costs of approximately $1.8 million for each series of notes and recorded a debt discount of $3.6 million and $4.3 million, respectively, which includes fees deducted from the proceeds, which will both be amortized using the effective interest method over the term of the debts.

The Company may, at its option, redeem some or all of the 4.900% 2028 Notes at any time, at a redemption price equal to the greater of (a) the sum of the present values of the remaining scheduled payments of principal and interest discounted as defined in the indenture governing the terms of the 4.900% 2028 Notes (the 4.900% 2028 Notes Indenture), plus 15 basis points less interest accrued to the date of redemption, and (b) 100% of the principal amount of the 4.900% 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the redemption date.

Prior to January 15, 2030 (Par Call Date) the Company may, at its option, redeem some or all of the 5.050% 2030 Notes at a redemption price equal to the greater of (a) the sum of the present values of the remaining scheduled payments of principal and interest discounted as defined in the indenture governing the terms of the 5.050% 2030 Notes (the 5.050% 2030 Notes Indenture), plus 15 basis points less interest accrued to the date of redemption, and (b) 100% of the principal amount of the 5.050% 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest, but excluding, the redemption date. On or after the Par Call Date, the Company may redeem the 5.050% 2030 Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the 5.050% 2030 Notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

If the Company experiences a specific change of control triggering event with respect to the 4.900% 2028 Notes or the 5.050% 2030 Notes, as applicable, the Company must offer to repurchase such 4.900% 2028 Notes or 5.050% 2030 Notes at a price equal to 101% of the principal amount of the Notes repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The 4.900% 2028 Notes Indenture and the 5.050% 2030 Notes Indenture contain certain customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, create or incur certain liens, enter into sale and leaseback transactions, and consolidate with or merge with or into, or convey, transfer or lease all or substantially all of its assets. These covenants are subject to a number of limitations and exceptions set forth in the 4.900% 2028 Notes Indenture and the 5.050% 2030 Notes Indenture.

The 4.900% 2028 Notes and 5.050% 2030 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligation under the Credit Agreement.

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

The carrying amount of cash equivalents, which include money market funds, approximates fair value because their maturity is less than three months. The Company held $300.0 million of cash and cash equivalents in the form of money-market funds as of December 31, 2024. The amount of cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2024 was not material. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Commercial Paper at December 31, 2024 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	December 31, 2024		March 31, 2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
2025 Term Loan Facility	$—	$—	$749.3	$750.0
Commercial Paper	1,292.8	1,296.0	1,355.1	1,359.0
0.983% 2024 Notes	—	—	999.4	979.6
4.250% 2025 Notes	1,197.6	1,195.0	1,195.0	1,181.8
4.900% 2028 Notes	994.7	997.0	—	—
5.050% 2029 Notes	993.6	997.0	992.6	1,000.6
5.050% 2030 Notes	993.9	992.4	—	—
2015 Senior Convertible Debt	3.7	9.1	6.7	25.6
2017 Senior Convertible Debt	37.9	61.2	37.9	101.3
2020 Senior Convertible Debt	—	—	663.8	708.8
2024 Senior Convertible Debt	1,235.3	1,150.8	—	—
Total	$6,749.5	$6,698.5	$5,999.8	$6,106.7
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,227.0	$(4,941.0)	$2,286.0
Customer-related	199.5	(149.8)	49.7
In-process research and development	50.8	—	50.8
Software licenses	254.0	(122.3)	131.7
Total	$7,731.3	$(5,213.1)	$2,518.2

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,221.3	$(4,590.9)	$2,630.4
Customer-related	196.7	(140.8)	55.9
Software licenses	230.7	(135.2)	95.5
Total	$7,648.7	$(4,866.9)	$2,781.8

During the nine months ended December 31, 2024, due to acquisitions, the Company acquired $50.8 million of in-process research and development, $2.8 million of customer-related intangible assets, and $1.1 million of software licenses intangible assets. The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2025 through fiscal 2029, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2025	$145.8
2026	$519.0
2027	$423.7
2028	$314.3
2029	$240.6

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Amortization expense charged to cost of sales	$6.1	$3.0	$13.7	$9.0
Amortization expense charged to operating expense	140.3	169.3	424.8	507.7
Total amortization expense	$146.4	$172.3	$438.5	$516.7

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2024	$6,656.2	$19.2
Additions due to acquisitions	9.4	—
Balance at December 31, 2024	$6,665.6	$19.2

At March 31, 2024, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through December 31, 2024, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2024	2024
Trade accounts receivable	$853.3	$1,141.7
Other	10.4	10.1
Total accounts receivable, gross	863.7	1,151.8
Less: allowance for expected credit losses	6.5	8.1
Total accounts receivable, net	$857.2	$1,143.7

The Company had a program to sell certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounted for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million in the nine months ended December 31, 2023. The Company terminated this program in September 2024.

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2024	2024
Raw materials	$182.6	$184.0
Work in process	874.4	797.5
Finished goods	299.3	334.5
Total inventories	$1,356.3	$1,316.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2024	2024
Land	$89.3	$89.3
Building and building improvements	819.2	796.3
Machinery and equipment	2,787.6	2,778.1
Projects in process	382.3	349.6
Total property, plant and equipment, gross	4,078.4	4,013.3
Less: accumulated depreciation and amortization	2,926.3	2,818.7
Total property, plant and equipment, net	$1,152.1	$1,194.6

Depreciation expense attributed to property, plant and equipment was $40.4 million and $124.6 million for the three and nine months ended December 31, 2024, respectively, compared to $47.1 million and $144.6 million for the three and nine months ended December 31, 2023, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and nine months ended December 31, 2024 and 2023, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2024	2024
Accrued compensation and benefits	$105.6	$117.8
Income taxes payable	145.5	90.8
Deferred revenue	238.0	261.8
Sales related reserves	379.3	580.6
Current portion of lease liabilities	34.5	32.6
Accrued expenses and other liabilities	231.5	223.4
Total accrued liabilities	$1,134.4	$1,307.0

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of December 31, 2024, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2025	$176.0
2026	177.0
2027	195.6
2028	185.3
2029	163.0
Thereafter	221.0
Total	$1,117.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $193.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2024, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2024, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended December 31, 2024 is 25.62% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the nine months ended December 31, 2024 and December 31, 2023 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

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

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, the Company may need to adjudicate this matter in Malaysia, and if the Company does, the Company may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could occur in the next 12 months. The Company firmly believes that the assessment is without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. The Company intends to vigorously defend its position and the Company is confident in its ability to prevail on the merits.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of sales(1)	$7.4	$6.0	$18.3	$20.2
Research and development	28.8	24.4	79.0	71.0
Selling, general and administrative	13.2	14.4	42.4	43.5
Pre-tax effect of share-based compensation	49.4	44.8	139.7	134.7
Income tax benefit	10.4	9.4	29.3	28.4
Net income effect of share-based compensation	$39.0	$35.4	$110.4	$106.3
(1) During the three and nine months ended December 31, 2024, $3.6 million and $13.6 million, respectively, of share-based compensation expense was capitalized to inventory and $7.4 million and $18.3 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2023, $4.7 million and $14.6 million, respectively, of share-based compensation expense was capitalized to inventory and $6.0 million and $20.2 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stock Repurchase Activity

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three months ended December 31, 2024. During the nine months ended December 31, 2024, the Company purchased approximately 1.0 million shares of its common stock for a total cost of $90.0 million, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act). As of December 31, 2024, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2024, the Company had approximately 40.1 million treasury shares.

Note 14. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)
Net other comprehensive income	0.2	—	0.2
Balance at December 31, 2024	$11.8	$(15.1)	$(3.3)

Note 15. Dividends

A quarterly cash dividend of $0.455 per share was paid on December 6, 2024 in the aggregate amount of $244.6 million.  A quarterly cash dividend of $0.455 per share was declared on February 6, 2025 and will be paid on March 7, 2025 to stockholders of record as of February 24, 2025. The Company expects the March 2025 payment of its quarterly cash dividend to be approximately $244.9 million.

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
•Our expectations regarding investments in equipment and facilities and the timeline of expansions of our manufacturing capacity;
•The continued development of the embedded control market based on our strong technical service presence;
•Our anticipated level of capital expenditures;
•The possibility that loss of, or disruption in the operations of, one or more of our distributors could reduce our future net sales and/or increase our inventory returns;
•Our intent, including length, timing, planned closure days, to reduce production levels at global fabrication facilities, or closure of facilities completely and its impact on inventory levels and estimated cash savings;
•Our expectations regarding LTSAs and the realization of deferred revenue;
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
•Our belief that our IT system compromise will not have a material adverse effect on our business or result in any material damage to us;

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During fiscal 2024, many of our customers felt the adverse effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates and we received requests to push out or cancel backlog resulting from customer actions to reduce inventory levels. Although we began to see evidence of improvements in our business in the March 2024 quarter which have continued in fiscal 2025, such as a decrease in customer requests to push out or cancel backlog while the number of expedites and shipment pull in requests grew, the overall macroeconomic environment remained weak during the first nine months of fiscal 2025. With our inventory levels being high and having ample capacity in place, on December 2, 2024, we announced our decision to close our Tempe, Arizona wafer fabrication facility that we refer to as Fab 2. Many of the process technologies that run in Fab 2 also run in our Oregon and Colorado factories, which both have ample clean room space for expansion. We expect to be able to close Fab 2 in the September 2025 quarter at which time we expect that it will generate annual cash savings of approximately $90 million. Due to the high inventory of the products which are manufactured in Fab 2, we do not expect to see income statement savings from the closure until the start of the June 2026 quarter based on a first-in first-out basis. We expect that the Fab 2 closure will begin to help us moderate our inventory levels. Consistent with the weak macroeconomic environment, most of our factory expansion activity remains paused and we have reduced our planned capital investments through fiscal 2026.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  In fiscal 2023, we announced our intent to expand our production capacity in the U.S. In the first three quarters of fiscal 2024, we continued our multi-year $800 million capacity expansion plan at Fab 4 in Gresham, Oregon and $880 million plan to expand our SiC and silicon production capacity, including the production of 8-inch wafers at Fab 5 in Colorado Springs, Colorado. In the fourth quarter of fiscal 2024, we paused our expansion efforts until business conditions warrant expansion. In the third quarter of fiscal 2025, we announced the closure of Fab 2 in Tempe, Arizona, which is expected to occur in the second quarter of fiscal 2026. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties and the amount of our outsourced manufacturing has increased in recent years due to our acquisitions of Microsemi and other companies that outsourced all or substantial portions of their manufacturing.

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

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 46 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2025 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.3	36.6	42.7	33.3
Gross profit	54.7	63.4	57.3	66.7

Research and development	24.0	15.1	21.2	13.6
Selling, general and administrative	15.4	9.8	13.6	9.1
Amortization of acquired intangible assets	12.0	8.4	10.7	7.2
Special charges and other, net	0.3	0.1	0.2	0.1
Operating income	3.0%	30.0%	11.6%	36.7%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
Net sales	$1,026.0	$1,765.7	(41.9)%	$3,431.1	$6,308.6	(45.6)%

The decreases in net sales in the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023 were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to changes in our reported net sales for the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•economic and competitive conditions in the semiconductor industry;
•our various new product offerings that have increased our served available market;
•customers’ needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products; and
•geopolitical conditions and trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three and nine months ended December 31, 2024 or the three and nine months ended December 31, 2023.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	%	2023	%	2024	%	2023	%
Mixed-signal Microcontrollers	$533.2	51.9	$995.2	56.3	$1,772.5	51.7	$3,577.0	56.7
Analog	272.7	26.6	430.6	24.4	895.4	26.1	1,687.2	26.7
Other	220.1	21.5	339.9	19.3	763.2	22.2	1,044.4	16.6
Total net sales	$1,026.0	100.0	$1,765.7	100.0	$3,431.1	100.0	$6,308.6	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 51.9% and 51.7% of our net sales for the three and nine months ended December 31, 2024, respectively, compared to approximately 56.3% and 56.7% of our net sales for the three and nine months ended December 31, 2023, respectively.

Net sales of our mixed-signal microcontroller products decreased 46.4% and 50.4% in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023. These decreases in net sales were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, competitive pressures, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. However, the overall average selling prices of our mixed-signal microcontroller products have remained relatively stable in recent periods due to the proprietary nature of these products.  We have in the past been able to moderate average selling price declines in our mixed-signal microcontroller product lines by introducing new products with more features and higher prices.

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 26.6% and 26.1% of our net sales for the three and nine months ended December 31, 2024, respectively, compared to approximately 24.4% and 26.7% of our net sales for the three and nine months ended December 31, 2023, respectively.

Net sales from our analog product line decreased 36.7% and 46.9% in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 21.5% and 22.2% of our net sales for the three and nine months ended December 31, 2024, respectively, compared to approximately 19.3% and 16.6% of our net sales for the three and nine months ended December 31, 2023, respectively. In the nine months ended December 31, 2024, we settled an ongoing legal matter with one of our licensees which resulted in the release of an accrual, which increased both our revenue and profits by $13.3 million in such nine month period.

Net sales related to these services and products decreased 35.2% and 26.9% in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023. These decreases in net sales were primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 43% and 45% of our net sales in the three and nine months ended December 31, 2024, respectively, and approximately 44% and 48% of our net sales in the three and nine months ended December 31, 2023, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 10% and 12% of our net sales in the nine months ended December 31, 2024 and in the nine months ended December 31, 2023, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in the nine months ended December 31, 2024 or in the nine months ended December 31, 2023. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2024, our distributors maintained 37 days of inventory of our products compared to 41 days at March 31, 2024.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors have had a material adverse impact on our net sales in recent periods. Due to the relatively high level of inventory days, we have accommodated efforts by our distributors to manage their inventory levels.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	%	2023	%	2024	%	2023	%
Americas	$297.4	29.0	$510.2	28.9	$1,041.8	30.4	$1,808.2	28.7
Europe	183.9	17.9	414.5	23.5	668.6	19.5	1,531.0	24.3
Asia	544.7	53.1	841.0	47.6	1,720.7	50.1	2,969.4	47.0
Total net sales	$1,026.0	100.0	$1,765.7	100.0	$3,431.1	100.0	$6,308.6	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 76% and 75% of our total net sales in the three and nine months ended December 31, 2024, respectively, compared to approximately 75% of our total net sales in each of the three and nine months ended December 31, 2023, respectively. The decreases in net sales in the European market in the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023 were due to general weakness in the European economy, and decreases in our net sales in the European industrial and automotive markets, which were particularly weak. Our net sales in the Americas and Asia market decreased in the three and nine months ended December 31, 2024 compared to the three and nine months ended December 31, 2023, primarily due to adverse economic conditions, including slowing economic activity, persistent inflation, high interest rates, and shorter product lead times which resulted in delayed or reduced orders. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in the three months ended December 31, 2024 was $561.4 million, or 54.7% of net sales, compared to $1.12 billion, or 63.4% of net sales, in the three months ended December 31, 2023. Our gross profit in the nine months ended December 31, 2024 was $1.97 billion, or 57.3% of net sales, compared to $4.21 billion, or 66.7% of net sales, in the nine months ended December 31, 2023.

The primary reasons for the decreases in gross profit of $506.9 million and $2.05 billion in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, respectively, were an unfavorable net impact of sales volume, product mix, geographic mix, and average gross profit per unit in the three and nine months ended December 31, 2024. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The net impact to our gross profit from inventory reserve charges was an adverse impact of $24.4 million and $84.8 million in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, respectively. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $6.8 million and $7.4 million in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, respectively. The impact of unabsorbed capacity charges was an adverse impact of $34.1 million and $110.1 million in the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023, respectively. In the three and nine months ended December 31, 2023, the impact of unabsorbed capacity charges was not material. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels.

Our overall inventory levels were $1.36 billion at December 31, 2024, compared to $1.32 billion at March 31, 2024. We maintained 266 days of inventory on our balance sheet at December 31, 2024 compared to 224 days of inventory at March 31, 2024. Our overall inventory level was generally flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels. However, our days of inventory increased significantly due to lower net sales. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. Nonetheless, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. Approximately 67% of our assembly requirements were performed in our internal assembly facilities during each of the three and nine months ended December 31, 2024, compared to approximately 59% and 58% during the three and nine months ended December 31, 2023, respectively. Approximately 67% of our test requirements were performed in our internal test facilities during each of the three and nine months ended December 31, 2024, compared to approximately 72% and 71% during the three and nine months ended December 31, 2023, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 64% of our net sales came from products that were produced at outside wafer foundries during each of the three and nine months ended December 31, 2024, compared to approximately 64% and 65% during the three and nine months ended December 31, 2023, respectively. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended December 31, 2024 were $246.2 million, or 24.0% of net sales, compared to $266.0 million, or 15.1% of net sales, for the three months ended December 31, 2023. R&D expenses for the nine months ended December 31, 2024 were $728.6 million, or 21.2% of net sales, compared to $857.1 million, or 13.6% of net sales, for the nine months ended December 31, 2023. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $19.8 million, or 7.4%, for the three months ended December 31, 2024 over the same period last year.  R&D expenses decreased $128.5 million, or 15.0%, for the nine months ended December 31, 2024 over the same period last year. The primary reason for the decreases in R&D expenses was lower employee compensation costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2024 were $158.2 million, or 15.4% of net sales, compared to $172.2 million, or 9.8% of net sales, for the three months ended December 31, 2023. Selling, general and administrative expenses for the nine months ended December 31, 2024 were $465.7 million, or 13.6% of net sales, compared to $572.4 million, or 9.1% of net sales, for the nine months ended December 31, 2023.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $14.0 million, or 8.1%, for the three months ended December 31, 2024 over the same period last year.  Selling, general and administrative expenses decreased $106.7 million, or 18.6%, for the nine months ended December 31, 2024 over the same period last year.  The primary reason for the decreases in selling, general and administrative expenses was lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2024 was $122.6 million and $368.3 million, respectively, compared to $151.3 million and $454.2 million for the three and nine months ended December 31, 2023, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three and nine months ended December 31, 2024, we incurred special charges and other, net of $3.5 million and $7.6 million, respectively, primarily related to employee severance and the restructuring of acquired and existing wafer fabrication operations to increase operational efficiency. During the three and nine months ended December 31, 2023, we incurred special charges and other, net of $1.1 million and $4.6 million, respectively, primarily related to restructuring of acquired and existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest expense in the three and nine months ended December 31, 2024 was $68.7 million and $189.6 million, respectively, compared to $49.2 million and $143.2 million, respectively, for the three and nine months ended December 31, 2023. The primary reasons for the increases in interest expense were higher debt balances and higher interest rates on such outstanding debt balances in the three and nine months ended December 31, 2024.

During the three and nine months ended December 31, 2024, we recognized losses of $0.3 million related to the settlement of our 2025 Term Loan Facility. During the nine months ended December 31, 2023, we recognized losses of $12.2 million related to the settlement of a portion of our outstanding Convertible Debt.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the nine months ended December 31, 2024 and December 31, 2023 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the nine months ended December 31, 2024 and December 31, 2023 was approximately 22%. Our non-U.S. blended statutory tax rates in the nine months ended December 31, 2024 and December 31, 2023 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could occur in the next 12 months. We firmly believe that the assessment is without merit and we plan to pursue all available administrative and judicial remedies necessary to resolve this matter. We intend to vigorously defend our position and we are confident in our ability to prevail on the merits.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense, cash taxes, or effective tax rate for the nine month period ending December 31, 2024 and year ending March 31, 2024.

As of December 31, 2024, 53 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 38 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. As of December 31, 2024, the impact of GMT on our fiscal 2025 results is not expected to be material.

Liquidity and Capital Resources

We had $586.0 million in cash and cash equivalents at December 31, 2024, an increase of $266.3 million from the March 31, 2024 balance.

Operating Activities

Net cash provided by operating activities was $692.2 million in the nine months ended December 31, 2024 primarily due to net income of $154.1 million, adjusted for non-cash and non-operating charges of $589.5 million and net cash outflows of $51.4 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the nine months ended December 31, 2024 include an increase in inventories related to increased raw materials and foundry wafers, decreases in accrued liabilities driven by decreases in sales related reserves, a decrease due to cash refunded to our customers under the LTSAs, offset by an increase in income tax payable and a decrease in trade accounts receivable driven primarily by reduced revenue and timing of shipments and collections. Net cash provided by operating activities was $2.46 billion in the nine months ended December 31, 2023 primarily due to net income of $1.75 billion, adjusted for non-cash and non-operating charges of $866.4 million and net cash outflows of $155.9 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $231.8 million in the nine months ended December 31, 2024 compared to $320.9 million in the nine months ended December 31, 2023. During the nine months ended December 31, 2024, and the nine months ended December 31, 2023, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2024 were $111.8 million compared to $245.0 million in the nine months ended December 31, 2023. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in fiscal 2025, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. We currently intend to invest between $100 million and $150 million in equipment and facilities during the next 12 months. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  In February 2023, we announced our plan to invest $880 million over the next several years to expand our SiC and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. In the third quarter of fiscal 2025, we announced the closure of Fab 2 in Tempe, Arizona which is expected to occur in the second quarter of fiscal 2026. Despite pausing our expansion activity, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers. In August 2022, the U.S. government enacted the CHIPS Act which is to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities; however, in the third quarter of fiscal 2025, our CHIPS Act negotiations were paused and there can be no assurance that we will conclude grant negotiations or that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and may apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $194.1 million in the nine months ended December 31, 2024 compared to $2.09 billion in the nine months ended December 31, 2023. Significant transactions affecting our net financing cash flows included:
•in the first nine months of fiscal 2025, $654.9 million of net proceeds from the issuances of our 4.900% 2028 Senior Notes, our 5.050% 2030 Senior Notes, our 2024 Senior Convertible Debt and our Commercial Paper, offset by the settlement of our 2020 Convertible Debt, settlement of our 2025 Term Loan Facility, purchase of our capped call options, and the pay down of our 0.983% 2024 Notes, and
•in the first nine months of fiscal 2024, $839.2 million of cash used to pay down certain principal of our debt, including settlement of a portion of our outstanding Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility and proceeds from the issuance of our Commercial Paper, and
•in the first nine months of fiscal 2025 and fiscal 2024, we paid cash dividends to our stockholders of $730.9 million and $669.0 million, respectively, and
•in the first nine months of fiscal 2025 and fiscal 2024, we repurchased shares of our common stock for $96.5 million and $594.7 million, respectively.

In November 2024, the amended and restated Credit Agreement, dated as of December 16, 2021 (as amended by the first incremental term loan amendment, dated as of August 31, 2023), was amended to amend the maximum total leverage ratio financial covenant for the quarterly periods ending on December 31, 2024 through December 31, 2025 to 4.75 to 1.00. In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025. The interest rate margins are determined based on our credit ratings. In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intention is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. As of December 31, 2024, the principal amount of our outstanding indebtedness was $6.79 billion. We had no outstanding borrowings under the Revolving Credit Facility at December 31, 2024 and at March 31, 2024. At December 31, 2024, we had $1.30 billion in outstanding principal amount of Commercial Paper compared to $1.36 billion at March 31, 2024.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In the first nine months of fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. In the first nine months of fiscal 2024, we repurchased approximately 7.4 million shares of our common stock for $594.7 million under this authorization. As of December 31, 2024, approximately $1.56 billion remained available for repurchases under the program. As of December 31, 2024, we held approximately 40.1 million shares as treasury shares. Our current intent is to repurchase shares of our common stock in future quarters when we have stronger cash generation, improved leverage metrics, and favorable market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $7.38 billion. A quarterly dividend of $0.455 per share was declared on February 6, 2025 and will be paid on March 7, 2025 to stockholders of record as of February 24, 2025. We expect the aggregate cash dividend for the March 2025 quarter to be approximately $244.9 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to increase our quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 6. Debt" and "Note 11. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from high interest rates, high inflation, economic uncertainty, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

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

	As of December 31, 2024	As of March 31, 2024
Current assets, excluding intercompany	$641.5	$470.8
Intercompany receivables from Non-Guarantors	3,239.1	2,665.6
Goodwill and intangible assets	4,608.5	4,619.0
Non-current assets, excluding intercompany	1,266.5	915.7
Non-current intercompany receivables from Non-Guarantors	182.8	186.6
Total assets	$9,938.4	$8,857.7

Current liabilities, excluding intercompany	$385.2	$618.1
Intercompany payables due to Non-Guarantors	6,029.8	5,867.6
Long-term debt	6,749.5	5,000.4
Non-current liabilities, excluding intercompany	975.0	1,037.7
Non-current intercompany payables due to Non-Guarantors	2,188.3	2,158.3
Total liabilities	$16,327.8	$14,682.1

	Nine Months Ended December 31, 2024	For the Year Ended March 31, 2024
Revenue, excluding intercompany	$1,072.9	$2,242.7
Revenue from Non-Guarantors	207.8	560.4
Total revenue	$1,280.7	$2,803.1
Gross profit, excluding intercompany	808.4	1,973.4
Gross loss from Non-Guarantors	(395.6)	(692.9)
Total gross profit	$412.8	$1,280.5
Operating income, excluding intercompany	489.0	1,419.9
Operating loss from Non-Guarantors	(395.6)	(692.9)
Total operating income	$93.4	$727.0
Net income, excluding intercompany	292.5	1,198.6
Net loss from Non-Guarantors	(414.7)	(733.4)
Total net income (loss)	$(122.2)	$465.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2024, our current and long-term debt totaled $6.79 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility and our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

Inflation Risk

Inflation has not had a material adverse impact on our operating results in recent periods. However, if our costs were to continue to become subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases which could adversely impact our operating results.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of high interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions by the U.S. or other countries against Russia or China, the enactment of broad sanctions against the U.S. by other countries, public health concerns, industry work stoppages, transit stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, transit disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. For example, in 2019, the U.S. government increased tariffs on U.S. imports with China as their country of origin. Likewise, the China government increased tariffs on China imports with U.S. as their country of origin. Although those increases in tariffs did not significantly increase the operating costs of our business, they did, however, adversely impact demand for our products during fiscal 2020 and fiscal 2019. The new U.S. administration has indicated that it may impose additional tariffs. If additional tariffs are imposed on components or equipment that we or our suppliers source from China, such tariffs will increase our costs and have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. This could also impair our sourcing flexibility. Further, if the U.S. government increases tariffs on U.S. imports with China as their country of origin, China may increase tariffs on China imports with U.S. as their country of origin. We will attempt to mitigate the impact of those tariffs on our business but may experience an increase in operating costs, impaired sourcing flexibility, and reduced demand for our products, resulting in reduced revenue.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2025 and during fiscal 2024, approximately 64% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2025, approximately 33% of our assembly requirements and 33% of our test requirements were performed by third-party contractors, compared to approximately 41% and 29%, respectively, during fiscal 2024. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. Due to decreased demand for our products in recent periods, we have taken actions to decrease our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, these actions are not complete, and we could be liable for penalties if we do not take the minimum product or services required under any of our long-term commitment contracts, or we may be required to purchase products or services even though we do not need them. This could result in excess inventory, inventory reserve charges and penalties that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors. Transitioning production of products to new manufacturers may result in delayed product launches, reduced yields, or decreased product performance. If we encounter issues with product quality, insufficient capacity from a third-party manufacturer, or if we discontinue using a particular manufacturer or contractor, we may face challenges in securing an alternative supply for specific products in a timely manner. This could lead to significant delays in product shipments, potentially having an adverse impact on our results of operations. If our reliance on third-party contractors increases over time, our inability to secure necessary external capacity could adversely affect our operating results.

In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and applied for other incentives provided by the legislation; however, in the third quarter of fiscal 2025, our CHIPS Act negotiations were paused and there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we conclude our CHIPS Act negotiations and receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 17% in Taiwan. During fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China, 12% in Taiwan and 10% in Germany.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024 and in the first nine months of fiscal 2025, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen in 2025, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 41. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times, and in light of current industry conditions, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility, as experienced in current and recent quarters, where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. We believe our customers increased their order levels in previous periods of tight supply to help ensure they had sufficient inventory of our products to meet their needs, and then they were unable to sell their products at their forecasted levels which reduced our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

Starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. LTSAs are not a guarantee of supply; however, they were designed to provide the highest priority for those orders which were under this program, and the capacity priority was on a first-come, first-served basis until the available capacity was booked. For example, in the fourth quarter of fiscal 2023, in fiscal 2024 and in fiscal 2025, we accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that we decide to not accommodate a request to push out orders and customers under this program still attempt to cancel or reschedule orders, or refuse shipment, we may have to take legal or other action to enforce the terms of the program, and any such actions could result in damage to our customer relationships or cause us to incur significant costs. We may be unable to recover damages from customers that default under this program. Additionally, this program has resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in recent periods. We built inventories in response to customer demand, and the cancellation or deferral of product orders has resulted in excess inventory, which has resulted in write-downs of inventory and an adverse effect on our gross margins in recent periods.

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

We, and our competitors, seek to improve yields, and reduce die size, which could result in significant increases in worldwide supply and downward pressure on prices. Increases in worldwide supply of semiconductor products, if not accompanied by commensurate increases in demand, could lead to declines in average selling prices for our products, and could materially adversely affect our business, results of operations, or financial condition.

Our operating results will suffer if we ineffectively utilize our manufacturing capacity or fail to maintain manufacturing yields.

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first nine months of fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $119.0 million. In the first nine months of fiscal 2024, we operated at or above normal capacity levels. Additionally, as we are moving production between factories, we may experience lower than anticipated yields during this transition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns (including in recent periods), characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in fiscal 2024, and adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. We are unable to predict the duration or continued impact of the current or any future slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 45% of our net sales in the first nine months of fiscal 2025 and approximately 47% of our net sales in fiscal 2024. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies and labor markets or credit markets could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, would likely adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn (including in recent periods), there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in the fourth quarter of fiscal 2023, in fiscal 2024 and in the first nine months of fiscal 2025, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. As a result of the foregoing, we have incurred charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 61.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2024, we had goodwill of $6.68 billion and net intangible assets of $2.52 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through December 31, 2024, we have never recorded a goodwill impairment charge. There were no intangible asset impairment charges in the first nine months of fiscal 2025. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), and the EU Cyber Resilience Act and Cybersecurity Act. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate cybersecurity requirements, conformity assessments and incident reporting. Further, such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA.

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

With the exception of orders placed under our LTSAs, we do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. When we enter into customer contracts (other than under our LTSAs), the contracts are generally cancelable based on standard terms and conditions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 112,000 customers, and our ten largest direct customers accounted for approximately 14% of our total revenue in the first nine months of fiscal 2025, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and fiscal 2025.

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

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, have continued to escalate from 2018 to present, may escalate further in 2025, and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. We previously took steps to mitigate the costs of these tariffs on our business by adjusting our operations and supply chain, but may be unable to mitigate the costs of additional tariffs. Although these tariff increases did not result in a material adverse impact on our operating costs in fiscal 2019 or fiscal 2020, they did reduce demand for our products during fiscal 2019 and fiscal 2020. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government announced restrictions relating to certain sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage non-U.S. governments to request that our customers purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. Depending on the outcome of the IRB audit, we may need to adjudicate this matter in Malaysia, and if we do, we may be required to pay the assessment and then, upon a series of favorable court rulings, request a refund of the amount. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

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

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in the tax rules and regulations, including those that align with the Organisation for Economic Co-operation and Development’s Base Erosion Profit Shifting recommendations, or the interpretation of tax rules and regulations in the jurisdictions in which we do business by changes in the valuation of our deferred tax assets, changes in the geographic mix of our earnings among jurisdictions, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, fluctuations in foreign currency exchange rates, adverse resolution of audits and examinations of previously filed tax returns.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The new 2025 administration in the U.S. and administrations in other global jurisdictions in which we operate, have indicated possible significant legislative and policy changes in areas including but not limited to tax, trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, decrease our revenue and increase our selling and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock or otherwise impact our business. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to

Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

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

Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, criminal and civil liabilities, import/export restrictions, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs, and could also result in reduction or suspension of production, or even cessation of operations. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to close or reduce production at certain facilities, reengineer certain of our existing products and may prevent us or make it more expensive for us to manufacture, sell and ship our products. For example, in Colorado, Regulation 27 requires companies operating in Colorado to significantly reduce greenhouse gas emissions in a short timeframe. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. If we are unable to implement the necessary abatement plan, we may be required to ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the December 2024 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of December 31, 2024, the principal amount of our outstanding indebtedness was $6.79 billion. At December 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.75 billion of revolving loan commitments that terminate in 2026 and $1.30 billion in outstanding principal amount of our Commercial Paper. At December 31, 2024, we had $4.20 billion in aggregate principal amount of Senior Notes and $1.29 billion in aggregate principal of Convertible Debt outstanding.

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

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Recently, we have used borrowings to finance a portion of our quarterly dividend payments and we may continue to do so in future periods. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our Senior Notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. There is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

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

None.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

4.1	Second Supplemental Indenture, dated as of December 16, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	December 16, 2024

4.2	Form of Global Note for the 4.900% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	December 16, 2024

4.3	Form of Global Note for the 5.050% Senior Notes due 2030 (included as Exhibit B to Exhibit 4.1)	8-K	000-21184	4.3	December 16, 2024

10.1	Second Amendment, dated as of November 8, 2024, by and among Microchip Technology Incorporated, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	November 12, 2024

10.2	Retirement Agreement and Release, dated as of November 22, 2024, by and between Microchip Technology Incorporated and Ganesh Moorthy					X

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

*This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 6, 2025	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)