Form 10-K
period 2025-03-31
MICROCHIP TECHNOLOGY INC
filed 2025-05-23
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2025

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

(480) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	MCHP	NASDAQ Stock Market LLC
(Nasdaq Global Select Market)
Depositary Shares, each representing a 1/20th interest in a share of 7.50% Series A Mandatory Convertible Preferred Stock, $0.001 par value per share	MCHPP	NASDAQ Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒	Yes	☐	No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2024 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $42.2 billion.

Number of shares of Common Stock, $0.001 par value per share, outstanding as of May 15, 2025: 539,399,446 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2024	II
Proxy Statement for the 2025 Annual Meeting of Stockholders (will be filed within 120 days after the end of the fiscal year to which this report relates)	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, matured on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Convertible Debt, matured on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the First Incremental Term Loan Amendment, dated as of August 31, 2023, as further amended by the Second Amendment to the Amended and Restated Credit Agreement, dated as of November 8, 2024 which was fully repaid in December 2024
ASU	Accounting Standards Update
ASU 2020-06	ASU 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt, and 2017 Junior Convertible Debt prior to the May 2023 settlement
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility
Senior Indebtedness	Revolving Credit Facility, 2025 Term Loan Facility, Commercial Paper, 4.333% 2023 Notes, 2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	2.670% 2023 Notes, 0.972% 2024 Notes, 0.983% 2024 Notes, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes

Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock $0.001 par value
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
SRAM	Static random access memory
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. Generally Accepted Accounting Principles
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

Item 1. Business

Overview

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit mixed-signal microcontroller, microprocessors, analog, FPGA, and memory products. In July 2024, we entered the 64-bit mixed-signal microprocessor market furthering our expansion beyond 32-bit architecture. With over 35 years of technology leadership, our broad product portfolio offers a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including AI/ML, data centers, edge computing and Internet of Things (IoT), E-mobility, networking and connectivity, and sustainability in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

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
•smart home, IoT and AI/ML edge devices
•smart meters and energy monitoring
•storage and server systems
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

Mixed-signal microcontrollers are primarily available in 8-bit through 32-bit architectures. In July 2024, we entered the 64-bit mixed-signal microprocessor market furthering our expansion beyond 32-bit architecture. 8-bit mixed-signal microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall mixed-signal microcontroller market.  16-bit and 32-bit mixed-signal microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the customer system is manufactured. Some versions of FPGAs also include a mixed-signal microcontroller or microprocessor core to provide additional system on chip functionality to compute intensive tasks. Microprocessors integrate 32-bit (or above) central processing units (CPUs) with various high performance peripherals, such as communications and graphics, and execute code from external memory, typically dynamic random access memory. 64-bit microprocessors offer even greater computational power and are often utilized in applications requiring advanced processing capabilities, such as data-intensive tasks and sophisticated system operations such as Linux.

Our Products

Our strategic focus is on providing cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed-signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Mixed-signal Microcontrollers

We offer a broad family of proprietary general purpose mixed-signal microcontroller products, with significant analog and mixed-signal functionality incorporated within them, which are marketed under multiple brand names.  We believe that our mixed-signal microcontroller product families provide leading function and performance characteristics in the worldwide market. We target the 8-bit, 16-bit, and 32-bit mixed-signal microcontroller and 32-bit embedded mixed-signal microprocessor markets.  In July 2024, we entered the 64-bit mixed-signal microprocessor market. We also offer specialized mixed-signal microcontrollers for automotive, industrial, computing, communications, lighting, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity applications.

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

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test.  The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (such as statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing and assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties. We comply with several quality systems, including: ISO9001 (2015 version), IATF16949 (2016 version), AS9100 (2016 version), and TL9000.

Refer to "Item 2. Properties" for further information regarding the location and principal operations of our manufacturing facilities.

Wafer Fabrication

On March 3, 2025, we announced the closure of our Fab 2 manufacturing operations. The Fab 2 closure was completed in May 2025 and the Fab 2 facility and equipment are currently available for sale. With our inventory levels being high and having ample capacity in place, we announced our decision to close Fab 2, which we expect will generate annual cash savings of approximately $90 million. All of the process technologies will be transferred from Fab 2 to Fab 4 and Fab 5 factories and many such technologies are already running in Fab 4 and Fab 5, both of which have ample clean room space for expansion.

Fab 4, located in Gresham, Oregon, currently produces 8-inch wafers using predominantly 0.13 microns to 0.5 microns manufacturing processes.  While select investments are still being made, in the fourth quarter of fiscal 2024, we paused our multi-year $800 million expansion and capital equipment investment plan at Fab 4 through fiscal 2026. We plan to resume our expansion efforts to increase Fab 4's capacity as the business outlook improves.

Fab 5, located in Colorado Springs, Colorado, currently manufactures discrete and specialty products in addition to a lower volume of a diversified set of standard products on 6-inch wafers. In February 2023, we announced our plan to invest $880 million over the next several years to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made to reorganize our manufacturing capacity, in the fourth quarter of fiscal 2024, we paused our expansion activity through fiscal 2026. We plan to resume our expansion efforts as the business outlook improves.

We believe the closure of Fab 2 and the combined capacity of Fab 4 and Fab 5 will allow us to respond to future demand for internally fabricated products with incremental capital expenditures. Consistent with the macroeconomic environment during fiscal 2025, our capacity expansion activity at Fab 4 and Fab 5 remained paused and we have reduced our planned capital investments through fiscal 2026.

In addition to the Fab 2 closure, which commenced in the fourth quarter of fiscal 2025, we reduced headcount at Fab 4, Fab 5 and our backend manufacturing facility in the Philippines. We expect approximately $90 million in annual savings related to the closure of Fab 2, plus approximately $25 million in annual savings from the temporarily reduced compensation costs in Fab 4 and Fab 5.

As a result of our prior acquisition activity, we acquired several smaller wafer fabrication facilities, which utilize older technologies that are appropriate for the discrete products they manufacture. We currently plan to continue to operate these fabrication facilities with modest investment to keep them operational and accommodate areas of growing demand.

We continue to transition products to more advanced process technologies to reduce future manufacturing costs.  We believe that our ability to successfully transition to more advanced process technologies is important for us to remain competitive.

In fiscal 2025, approximately 36% of our sales came from products produced at our own wafer fabrication facilities that are located in the U.S. There are benefits to having our own U.S. wafer fabrication facilities such as increased IP protection and security, increased supply chain resilience and the ability to manage production costs. We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries, including all of our 300mm wafer requirements and some of our 200mm and 150mm specialty process technologies. In fiscal 2025, approximately 64% of our sales came from products that were produced at outside wafer foundries. Diversifying our wafer production geographically can help prevent disruptions that may be caused by geopolitical tensions, tariffs or natural disasters.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2025, we increased capabilities at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2025, approximately 67% of both our assembly requirements and our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. We plan to continue to invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

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

Sales and Distribution

General

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors to approximately 109,000 unique customers.

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

In fiscal 2025, we derived 45% of our net sales through distributors compared to 55% of our net sales from customers serviced directly by us. In fiscal 2024, we derived 47% of our net sales through distributors compared to 53% of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which made up 10% and 12% of our net sales, in fiscal 2025 and in fiscal 2024, respectively, no distributor or direct customer accounted for more than 10% of our net sales.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice, with the exception of orders otherwise designated as non-cancellable.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

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
•total solution cost
•reference design

We believe that we compete favorably with other companies on all of these factors, but if we are unable to compete successfully in the future, our business could be harmed.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2025 through 2044.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our semiconductor business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 19,400 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide a work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

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

Information About our Executive Officers

The following sets forth certain information regarding our executive officers as of April 30, 2025:

Name	Age	Position
Steve Sanghi	69	Executive Chair of the Board, Chief Executive Officer and President
Richard J. Simoncic	61	Chief Operating Officer
J. Eric Bjornholt	54	Senior Vice President and Chief Financial Officer
Mathew B. Bunker	55	Senior Vice President, Operations
Joseph R. Krawczyk II	65	Senior Vice President, Worldwide Client Engagement

Mr. Sanghi was appointed as Executive Chair of the Board, Chief Executive Officer and President in November 2024. He previously served as Chief Executive Officer from October 1991 to March 2021, as Chair of the Board from October 1993 to March 2021 and August 2024 to November 2024, and as Executive Chair of the Board from March 2021 to August 2024, and from November 2024 to present. He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. Mr. Sanghi served on the Board of Directors of Myomo, Inc., a publicly traded commercial stage medical robotics company that offers expanded mobility for those suffering from neurological disorders and upper-limb paralysis, from November 2016 through October 2019.  Mr. Sanghi served on the board of Mellanox Technologies Ltd., a publicly traded supplier of end-to-end Ethernet and InfiniBand intelligent interconnect solutions and services for servers, storage, and hyper-converged infrastructure, from February 2018 through April 2020. Mr. Sanghi was elected to the Board of Directors of Impinj, Inc. in March 2021 and assumed the role of Board Chair in June 2022. Mr. Sanghi was elected to the Board of Directors of Intel Corporation in December 2024.

Mr. Simoncic was promoted to Chief Operating Officer on April 1, 2024 and served as Executive Vice President Analog Power and Interface Business Unit from April 2023 to April 2024; as Senior Vice President, Analog Power and Interface Business Units from February 2019 to April 2023; and as Vice President, Analog Power and Interface Business Units from September 1999 to February 2019. From October 1995 to September 1999, he served as Vice President in various roles.  Since joining Microchip in 1990, Mr. Simoncic held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology. Mr. Simoncic was elected to the Board of Directors of Applied Industrial Technologies, Inc. in August 2024.

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

Mr. Bunker was promoted to Senior Vice President in 2019 and has served as Vice President of Backend Operations and other backend manufacturing divisions since May 2007. He has been employed by Microchip since February 1993 and has served as a Vice President in various roles since May 2007.  Mr. Bunker holds a Master's degree in Technology Management from University of Phoenix and a B.S. degree in Electrical Engineering from Arizona State University.

Mr. Krawczyk was promoted to Senior Vice President in 2022 and has served as Vice President of WW Client Engagement since May 2021. He served as Vice President of Asia Client Engagement from 2006 to 2020. Since joining Microchip in September 1995, Mr. Krawczyk held various marketing and geographical sales roles.  Mr. Krawczyk holds a Master's degree in Business from St. Edward's University and a B.S. degree in Computer Technology from University of Southern Mississippi.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation
•interruptions in and unauthorized access to our IT systems and security breaches or incidents impacting our systems, or data that we or our service providers maintain or otherwise process including, but not limited to, data belonging to us or our customers, suppliers, contractors or employees;
•exposure of our customers' business and proprietary confidential information due to security vulnerabilities of our products;
•risks related to use of artificial intelligence (AI);
•risks related to compliance with laws and regulations regarding privacy, data protection, cybersecurity, and handling of government-regulated data (e.g., controlled unclassified information, classified data, export-controlled data);
•risks related to legal proceedings, investigations or claims;
•risks related to contractual relationships with our customers and suppliers; and
•protecting and enforcing our intellectual property rights.

Risks Related to Taxation, Laws and Regulations
•impact on our reported financial results by new accounting pronouncements or changes in existing accounting standards and practices;
•the issuance of new export controls or trade sanctions, tariffs or other trade barriers, fines, restrictions or delays in our ability to export or import products, or increase costs associated with the manufacture or transfer of products;
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
•impact of conversion of our convertible debt, Depositary Shares, and Series A Preferred Stock on the ownership interest of our existing stockholders and market price of our common stock; and
•fluctuations in foreign currency exchange rates.

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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, changes in tariffs, interest rates, persistent inflation or instability in the banking sector;
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
•availability of raw materials including rare earth minerals, supplies and equipment due to supply chain constraints, disruptions in transportation systems, trade restrictions, or other factors;
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

We regularly review the financial viability and performance of our licensees, customers, distributors and suppliers. Any downturn in global or regional economic conditions, as a result of tariffs, high interest rates, high inflation, instability in the banking sector, the enactment of broad sanctions or tariffs by the U.S. or other countries, public health concerns, industry work stoppages, transit stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024 and fiscal 2025, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, transit disruptions, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. The U.S. has imposed additional tariffs on imports, and certain countries have imposed retaliatory tariffs on imports that have the U.S. as their country of origin. For example, in March and April 2025, the U.S imposed tariffs on imports from China and other countries and foreign governments imposed tariffs on imports from the U.S. It is unclear what tariffs will apply to semiconductors during this time of change.

Additional tariffs imposed on components, raw materials, or equipment may increase our costs and have an adverse impact on our operating results in future periods. We may also incur increases in manufacturing costs in mitigating the impact of tariffs on our operations. We will attempt to mitigate the impact of those tariffs on our business but may experience an increase in operating costs, impaired sourcing flexibility, and reduced demand for our products, resulting in reduced revenue.

Our customers may also be adversely affected by the tariffs and other issues described above. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, or sanctions, trade restrictions or tariffs or the impact of public health concerns that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business.

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

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. In April 2025, China imposed export restrictions on certain rare earth minerals. If China were to further restrict or stop exporting these materials or pressure other countries to do so, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2025 and fiscal 2024, approximately 64% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during fiscal 2025, approximately 33% of our assembly requirements and 33% of our test requirements were performed by third-party contractors compared to approximately 41% of our assembly requirements and 29% of our test requirements during fiscal 2024. Due to the amount of inventory of our products that we are holding, we have recently taken actions to decrease our capacity allocation from our wafer fabrication, assembly and test subcontractors. In the event that we need to increase capacity allocation from our wafer fabrication, assembly and test subcontractors in the future there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors. We expect that our reliance on third party contractors may increase over time as our business grows, and any inability to secure necessary external capacity could adversely affect our operating results. Transitioning production of products to new manufacturers may result in delayed product launches, reduced yields, or decreased product performance. If we encounter issues with product quality, insufficient capacity from a third-party manufacturer, or if we discontinue using a particular manufacturer or contractor, we may face challenges in securing an alternative supply for specific products in a timely manner. This could lead to significant delays in product shipments, potentially having an adverse impact on our results of operations. If our reliance on third-party contractors increases over time, our inability to secure necessary external capacity could adversely affect our operating results.

In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and applied for other incentives provided by the legislation; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that we will pursue or receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we conclude our CHIPS Act negotiations and receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan. During fiscal 2024, approximately 75% of our net sales were made to foreign customers, including 18% in China, 12% in Taiwan and 10% in Germany.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024 and in fiscal 2025, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen in 2025, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. The increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 16. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, Philippines. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

Our reliance on foreign operations, foreign suppliers, maintenance of substantially all of our finished goods inventory at foreign locations and significant foreign sales exposes us to foreign political and economic risks, including, but not limited to:
•economic uncertainty in the worldwide markets we serve;
•trade restrictions and changes in tariffs;
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

If any of these risks occur or are worse than we anticipate, our sales could decrease and our operating results could suffer, we could face an increase in the cost of components, production delays, business interruptions, delays in obtaining export licenses, or denials of such licenses, tariffs and trade restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business. Further changes in trade policy, tariffs, additional taxes, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under our LTSAs.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times, and in light of current industry conditions, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility and changes in tariffs, as experienced in current and recent quarters, where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. We believe our customers increased their order levels in previous periods of tight supply to help ensure they had sufficient inventory of our products to meet their needs, and then they were unable to sell their products at their forecasted levels which reduced our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

Starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. LTSAs are not a guarantee of supply; however, they were designed to provide the highest priority for those orders which were under this program, and the capacity priority was on a first-come, first-served basis until the available capacity was booked. For example, in the fourth quarter of fiscal 2023, in fiscal 2024 and in fiscal 2025, we accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. However, in the event that we decide to not accommodate a request to push out orders and customers under this program still attempt to cancel or reschedule orders, or refuse shipment, we may be unable to recover damages from customers that default under this program. Additionally, this program has resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in recent periods. We built inventories in response to customer demand, and the cancellation or deferral of product orders has resulted in excess inventory, which has resulted in write-downs of inventory and an adverse effect on our gross margins in recent periods.

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
•our success in designing and manufacturing new products including those implementing new technologies or complying with new governmental restrictions regarding implementation of new technologies;
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
•our ability to attract and retain talent, including talent with expertise in developing areas such as AI; and
•general market and economic conditions.

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

We have experienced, and may experience in the future, modest pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our memory and non-proprietary products in our analog product line. In fiscal 2023 and fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, including as a result of actions taken by foreign governments such as China to favor companies located in their own country through tariffs or other actions, which could adversely impact our operating results.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In fiscal 2025 and in fiscal 2024, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $173.0 million and $40.7 million, respectively. Additionally, as we are moving production between factories, we may experience lower than anticipated yields during this transition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns (including in recent periods), characterized by diminished product demand and production over-capacity. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023 and in fiscal 2024 and adversely impacted our revenue in recent periods.

Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused our factory expansion actions at Fab 4 and Fab 5 and reduced our planned capital investments through fiscal 2026. We are unable to predict the duration or continued impact of the current or any future slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 45% of our net sales in fiscal 2025 and approximately 47% of our net sales in fiscal 2024. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies and labor markets or credit markets due to tariffs or other factors could materially impact distributor operations. Any deterioration in the financial condition, or disruption in the operations of our distributors, would likely adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn (including in recent periods), there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in the fourth quarter of fiscal 2023, in fiscal 2024 and in fiscal 2025, we have accommodated requests by customers to push-out certain orders to help them manage inventory levels and, in some cases, to help other customers that are experiencing supply shortages. As a result of the foregoing, we have incurred charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, tariffs, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in August 2024, we determined that an unauthorized party disrupted our use of certain servers and some of our business operations. As a result, certain of our manufacturing facilities were operating at less than normal levels for a period of time, and our ability to fulfill orders was temporarily impacted. While we were able to bring the affected portions of our IT systems back online and restore normal business operations in response to this August 2024 incident without a material impact to our business, we cannot be certain that we would be able to achieve this result in the event of another cyber incident. Separately, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., the Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. Any future pandemic could adversely impact our business in future periods if public health issues again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 36.

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

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers and related to handling of government-regulated data.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certifications that we may not meet, or may choose not to meet. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. These clearances are subject to the requirements and regulations including the National Industrial Security Program Operating Manual that governs the protection of classified information released or disclosed in connection with the performance of classified government contracts. We must also comply with regulations regarding the handling of controlled unclassified information and export-controlled data. Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. Any failure to comply with these requirements and regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors and may materially and adversely affect our operating results.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2025, we had goodwill of $6.68 billion and net intangible assets of $2.39 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through March 31, 2025, we have never recorded a goodwill impairment charge. There were no intangible asset impairment charges in fiscal 2025. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

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

Some of our customers require that we implement practices that are more stringent than those required by applicable laws with respect to labor requirements, the materials contained in our products, energy efficiency, environmental impact or other items. To comply with such requirements, we may require our suppliers to adopt such practices. Our suppliers may in the future refuse to implement these practices, or may charge us more for complying with them. If certain of our suppliers refuse to implement the practices, we may be forced to source from alternate suppliers. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we do not implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, enforcing, and auditing customer-requested practices at our own sites and in our supply chain will increase our costs and may require more personnel.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel has intensified.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel and available labor may intensify for a variety of reasons, including the increase in work-from-home arrangements, the wage inflation in our industry, and the demand for employees with expertise in developing fields such as AI.

Our business relies on the ability to attract and retain skilled employees across various functions, including management, technical, marketing, sales, research and development, manufacturing, and operations. Our failure to attract and retain hardware and software engineers, as well as sales and marketing personnel, could delay product development and introduction, thereby adversely affecting our net sales. We depend on a direct labor force at our manufacturing facilities, and any inability to maintain this workforce could adversely affect our operations. This could lead to delays in production and shipments, hinder our ability to meet customer demand, and ultimately adversely impact our business, financial condition, and operational results. As the integration of AI becomes more prevalent, there is an anticipated shift in the skills required within the workforce, making AI literacy increasingly important for our employees. Competition for personnel with AI expertise may be intense and costly.

In the fourth quarter of fiscal 2025, we began a global reduction of our work force that could negatively affect employee morale, and diminish our attractiveness as an employer. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, it could impair our ability to compete effectively.

Furthermore, changes in immigration laws and regulations, or more robust enforcement of new or existing laws, may hinder our ability to attract and retain qualified engineering personnel. In the U.S., where a portion of our research and development teams are based, stricter immigration controls could adversely affect the employment status of non-U.S. engineers and other key technical employees, as well as our ability to hire new non-U.S. employees. U.S. immigration policies may also make it more challenging to recruit and retain highly skilled foreign national graduates from U.S. universities.

Our success depends on the contributions of our senior management team. We have experienced transitions with respect to certain members of our senior management due to retirements or other reasons in the past and may do so in the future. Effective succession planning is important for our long-term success and we have a program designed to address this risk. Because we have no employment agreements with our U.S. senior management team, they could leave with little or no notice, which could make it more difficult for us to execute our planned business strategy. The inability to find suitable replacements for senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Risks Related to Cybersecurity, Products, Privacy, Intellectual Property, and Litigation

We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process including data belonging to us, or our customers, suppliers, contractors or employees, could adversely affect our business.

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

In recent years, we have regularly implemented improvements to our protective measures that have included, but have not been limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular patches, log monitors, event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise that we experienced in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any cyber-attacks or disruptions. Our ability to recover from ransomware and other ransom-style attacks may be limited if our backups have been affected by the attack, or if restoring data from backups is delayed or not feasible. Our system improvements have resulted in increased costs to us and we may be required to dedicate additional expenditures and resources to making system improvements and otherwise addressing cybersecurity matters in the future, whether in response to any disruption, interruption, breach, incident or otherwise. Further, any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory inquiries, actions or other proceedings, or paying damages, fines or penalties. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any actual or alleged failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

We limit our employees’ use of third-party and open-source AI tools, such as ChatGPT, in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential or other controlled information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, failure to comply with open-source software requirements, and failure to comply with actual or asserted legal or other obligations. AI tools may also produce inaccurate responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Issues relating to the responsible use of our technologies, including AI, may result in reputational or financial harm and liability.

Concerns relating to the responsible use of technologies, including new and evolving technologies such as AI, in our internal operations, products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences, infringe copyright or rights of publicity, or are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI enabling products, we may experience brand or reputational harm, competitive harm or legal liability. Complying with regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to use AI in our internal operations or offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the EU, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. New and updated AI regulations could impose onerous obligations that may disadvantage us and require us to change our business practices, which may negatively impact our financial results.

Our failure to comply with federal, state, or international laws and regulations regarding privacy, data protection and handling, and cybersecurity may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and handling, and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), and the EU Cyber Resilience Act and Cybersecurity Act. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate data-handling and cybersecurity requirements, conformity assessments and incident reporting such as the Cybersecurity Maturity Model. Further, such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA or make sales into government-related projects.

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

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection and handling, and cybersecurity. For example, California has enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The U.S. federal government also has laws regarding handling of government-regulated data (e.g., controlled unclassified information, classified data, export controlled data) and is contemplating federal privacy legislation. The CCPA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

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

While we plan to continue to undertake efforts to conform to current legal and regulatory obligations and to account for relevant best practices, such efforts may be unsuccessful or result in significant costs. We may also experience reluctance, or refusal by European or multi-national customers to continue to provide us with personal data due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by applicable data protection laws or by certain data protection authorities. These and any other laws relating to privacy or data protection and handling and their interpretations continue to develop and their uncertainty and inconsistency may increase the cost of compliance, cause compliance challenges, restrict our ability to offer products in certain locations in the same way that we have been, and potentially adversely affect certain third-party service providers. Further, any actual or alleged failure by us or our service providers to comply with laws, regulations, or other actual or asserted obligations relating to privacy, data protection and handling, or cybersecurity may subject us to claims, demands, and litigation, sanctions or fines by regulators, and other damages and liabilities. Any of the foregoing may harm our reputation and market position and otherwise could adversely affect our business, financial condition and results of operations.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs, that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 109,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in fiscal 2025, and four of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and the first half of fiscal 2025.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software, or products incorporating U.S. content may be subject to laws and regulations administrated by various agencies including those under the U.S. Departments of State, Commerce, and Treasury, that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations, economic embargoes and tariffs or other trade sanctions against certain countries and parties. Licenses or license exceptions are often required for the shipment of our products to certain countries. Our inability to timely obtain a license, for any reason, including a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computers and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation expanded the scope of foreign-produced items subject to license requirements under U.S. law and added 28 entities located in China to the U.S. Commerce Department Entity List. In November 2023, the U.S. Commerce Department added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Commerce Department has issued a number of regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them. The result of these additional restrictions and the change in the U.S. Administration in 2025 is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the National Defense and Authorization Act when supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, have continued to escalate from 2018 to present, and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. Additionally, the U.S has imposed a baseline 10% tariff on almost all imported goods globally. We previously took steps to mitigate the costs of these tariffs on our business by adjusting our operations and supply chain, but may be unable to mitigate the costs of additional tariffs, including those imposed in March and April of 2025. Although these tariff increases did not result in a material adverse impact on our operating costs in fiscal 2019 or fiscal 2020, they did reduce demand for our products during fiscal 2019 and fiscal 2020. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government announced restrictions relating to sales of certain raw materials and to sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage non-U.S. governments to request that our customers purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

In January 2025, we received several assessments from the German Tax Authorities (GTA) regarding the German extraterritorial taxation of royalty payments between nonresidents (referred to as offshore receipts in respect of intangible property or ORIP) and intellectual property transfers by nonresidents (referred to as extraterritorial capital gains taxation or ETT). If the assessment is upheld, it could result in income taxes and penalties up to $92.0 million. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB, and GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

The U.S. and certain other global jurisdictions in which we operate, have taken and have threatened to take significant legislative and policy changes in areas including but not limited to tariffs, taxes and trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, decrease our revenue and increase our selling, general, administrative and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tariffs, tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock or otherwise impact our business. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions regarding Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

New technology trends, such as AI and cyber resiliency and security requirements, require us and our customers to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact both us and our customers. These changes could impact our internal use and development of AI, and could increase the cost of doing business, and create compliance risks and potential liability, all of which may have a material adverse effect on our financial condition and results of operations.

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

In recent years, there has been an increased focus on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, data privacy, cybersecurity, trade controls, diversity, equality and inclusion, responsible sourcing and supply chain, use of products for illegal or unethical purposes, human rights, and social responsibility. We are committed to corporate responsibility and actively manage these issues in accordance with applicable law and including through our guiding values and our internal policies. As an example, since we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus. However, we have been made aware that there are entities in Russia that indirectly obtained our products after March 2022 despite the preventative measures we took and continue to take. Though we continue to improve our processes and procedures to prevent the unauthorized flow of our products, our actions have not been fully successful. We operate in an extensive, ever-changing global supply chain, an expectation of complete traceability of standard semiconductor products to every end use and prevention of product misuse and diversion is unachievable. Thus, despite our efforts, our products may be used for illegal or objectionable applications and third parties may engage in conduct that we do not support or condone.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to changes in tariffs, interest rates, persistent inflation, instability in the banking sector, war or other conflicts, public health concerns or other factors;
•political events, trends, and unexpected developments occurring nationally, globally, or in any of our key sales regions;
•quarterly variations in our operating results, financial condition, including our liquidity, or the operating results of other technology companies;
•changes in our financial guidance or our failure to meet such guidance;

•changes in analysts' estimates of our financial performance or buy/sell recommendations;
•general conditions in the semiconductor industry;
•the amount and timing of repurchases of shares of our common stock;
•our ability to realize the expected benefits of our completed or future acquisitions;
•announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations; and
•actual or anticipated announcements of technical innovations or new products by us or our competitors.

In addition, the stock market has recently and in the past experienced significant price and volume fluctuations that have affected the market prices for many companies and that often have been unrelated to their operating performance. These broad market fluctuations and other factors have harmed and may harm the market price of our common stock. The foregoing factors could also cause the market price of our Convertible Debt, Series A Preferred Stock or Depositary Shares to decline or fluctuate substantially. In the past, following volatile periods in the price of their stock, many companies became the target of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management's attention and resources and have an adverse impact on our financial performance and the price of our common stock or Series A Preferred Stock.

The amount and timing of our share repurchases may fluctuate in response to a variety of factors.

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the March 2025 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of March 31, 2025, the principal amount of our outstanding indebtedness was $5.66 billion. At March 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility which provides up to $2.25 billion of revolving loan commitments that terminate in 2030 and $175.0 million in outstanding principal amount of our Commercial Paper. At March 31, 2025, we had $4.20 billion in aggregate principal amount of Senior Notes and $1.29 billion in aggregate principal of Convertible Debt outstanding.

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

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. Recently, we have used borrowings to finance a portion of our quarterly dividend payments and we may continue to do so in future periods. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our Senior Notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. While we have maintained our investment grade rating, we were recently downgraded by one rating agency and there is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

Conversion of our Convertible Debt, Series A Preferred Stock or Depositary Shares, or the payment of dividends on Series A Preferred Stock in shares of common stock, will dilute the ownership interest of our existing stockholders.

The conversion of some or all of our shares of Series A Preferred Stock or Depositary Shares, the payment of dividends on our Series A Preferred Stock in the form of common stock or the conversion of our outstanding Convertible Debt will dilute the ownership interest of our existing stockholders to the extent we deliver common stock upon conversion of such debt. Following our irrevocable settlement election made on April 1, 2022, upon conversion, we are required to satisfy our conversion obligation with respect to such converted Convertible Debt by delivering cash equal to the principal amount of such converted Convertible Debt and cash and shares of common stock or any combination, at our option, with respect to any conversion value in excess thereof (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Convertible Debt as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt, Series A Preferred Stock or Depositary Shares or the payment of dividends on our Series A Preferred Stock in the form of common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Debt, Series A Preferred Stock or Depositary Shares may encourage short selling by market participants because the conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares, as applicable, could be used to satisfy short positions, or anticipated conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares into shares of our common stock could depress the price of our common stock.

The Convertible Debt, Series A Preferred Stock or Depositary Shares may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by the Convertible Debt, Series A Preferred Stock or Depositary Shares. The market price of our common stock could become more volatile and could be depressed by: (1) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares; (2) possible sales of our common stock by investors who view the Series A Preferred Stock or Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) hedging or arbitrage trading activity that we expect to develop involving the Series A Preferred Stock or Depositary Shares and our common stock.

Our common stock ranks junior to our Series A Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution.

Our common stock ranks junior to our Series A Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Series A Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Preferred Stock a liquidation preference equal to $1,000 per share plus accumulated and unpaid dividends.

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

Management’s Role

Our ITSS team is led by our CISO, who reports to our Executive Vice President and Chief Financial Officer. Our CISO is a former CPA that has 35 years of experience in leading global accounting and business information systems groups including strategy, applications, infrastructure, information security, support, and execution.

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

Conclusion

As of March 31, 2025, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents that have materially affected Microchip, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, and security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process, could adversely affect our business”, in this Annual Report on Form 10-K.

Item 2. Properties

At March 31, 2025, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	720,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Lamesa, Calamba, Philippines	610,300	Assembly and test, warehousing and administrative offices
Chacherngsao, Thailand	498,100	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Colorado Springs, Colorado	480,000	Wafer fabrication (Fab 5), test and R&D
Canlubang, Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Tempe, Arizona(1)	388,100	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bangalore, India	294,000	R&D center, sales and marketing support and administrative offices
Chacherngsao, Thailand	287,300	Assembly and test, warehousing and administrative offices
Chennai, India	187,000	R&D center
Hyderabad, India	167,554	Design and engineering
Lawrence, Massachusetts	160,000	Manufacturing and administrative offices
Rousset, France	144,500	Test, R&D and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Neckarbischofsheim, Germany	83,800	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,100	Manufacturing
Heilbronn, Germany	48,000	R&D and administrative offices
Karlsruhe, Germany	46,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices
(1) Our Fab 2 wafer fabrication facility located in Tempe, Arizona is classified as held for sale as of March 31, 2025.

In addition to the facilities we own, we lease several manufacturing, research and development facilities and sales offices in North America, Europe and Asia.

We currently believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

Item 3. Legal Proceedings

Refer to "Note 11. Commitments and Contingencies" to our consolidated financial statements for information regarding legal proceedings.

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2020 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March
	2020	2021	2022	2023	2024	2025
Microchip Technology Incorporated	100.00	231.89	227.33	257.73	281.73	155.82
S&P 500 Stock Index	100.00	156.35	180.81	166.84	216.69	234.58
Philadelphia Semiconductor Index	100.00	209.98	233.18	233.07	342.64	301.01

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

On May 15, 2025, there were approximately 541 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," at page 62 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2025.

Issuer Purchases of Equity Securities

None.

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
•Our expectation that the global minimum tax (GMT) will not have a material impact on our fiscal 2026 results;
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
•Our expected debt obligation maturities, including the conversion of debt, Depositary Shares, and Series A Preferred Stock, and plans to refinance our existing debt;
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
•Our belief that our culture, values, and organizational development and training programs will continue to provide a work environment where our employees are empowered and engaged to deliver the best embedded control solutions;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our Business and Macroeconomic Environment followed by the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2025 compared to fiscal 2024, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources." Our liquidity and capital resources section generally discusses fiscal 2025 compared to fiscal 2024. For our discussion of our fiscal 2024 results compared to fiscal 2023 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on May 23, 2024 which is incorporated by reference herein.

Business and Macroeconomic Environment

During fiscal 2024, many of our customers felt the adverse effects of slowing economic activity, increasing business uncertainty, persistent inflation and higher interest rates and we received requests to push out or cancel backlog resulting from customer actions to reduce inventory levels. Although we began to see evidence of improvements in our business in the March 2024 quarter which have continued in fiscal 2025, such as a decrease in customer requests to push out or cancel backlog while the number of expedites and shipment pull in requests grew, the overall macroeconomic environment remained weak throughout fiscal 2025 as we navigated through a large inventory correction. With our inventory levels being high and having ample capacity in place, on December 2, 2024, we announced our decision to close our Tempe, Arizona wafer fabrication facility that we refer to as Fab 2. Many of the process technologies that run in Fab 2 also run in our Oregon and Colorado factories, which both have ample clean room space for expansion. The closure of Fab 2 was completed in May 2025 and we expect that it will generate annual cash savings of approximately $90 million. Due to the high levels of inventory of the products which are manufactured in Fab 2, we do not expect to see income statement savings from the closure until the start of the June 2026 quarter based on a first-in first-out basis. We expect that the Fab 2 closure will begin to help us moderate our inventory levels. On March 3, 2025, we announced additional restructuring actions to reduce costs, resize manufacturing operations and to reduce headcount at our Fab 4 and Fab 5 facilities and our backend manufacturing facility in the Philippines which will result in approximately $25 million in annual savings from the temporarily reduced compensation costs. These actions resulted in a reduction of inventory in the March 2025 quarter. We also announced a 10% headcount reduction across our company to decrease our operating expenses, which reduction will be fully implemented by the June 2025 quarter. We expect this action to reduce our ongoing operating expenses by approximately $90 million to $100 million on an annualized basis. Consistent with the macroeconomic environment, most of our factory expansion activity remains paused, we have reduced our planned capital investments, and we remain focused on reducing our inventory levels and days of inventory through fiscal 2026.

There continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of a recession, and the effects of potential trade policies, including tariffs. Long established global trade relationships are potentially changing in fundamental ways that make it difficult to predict how global supply chains and economic environments will be affected. For example, in March and April 2025, the U.S. imposed tariffs on imports from China and other countries and foreign governments imposed additional tariffs on imports from the U.S. It is unclear what tariffs will apply to semiconductors during this time of change.

While we continue to evaluate the potential impacts of these proposed tariffs and our ability to mitigate their related impacts, these tariffs and any retaliatory tariffs imposed may adversely impact our revenue and cost of goods sold in the U.S. and internationally. The imposition of tariffs could impact our supply chain for rare earth and other materials and cause a decrease in the sales of products to customers located in China, other customers selling to Chinese end users, or other global customers, which could materially and adversely affect our business, financial condition and results of operations. The ultimate impact of any tariffs will depend on various factors, including whether semiconductors continue to be exempt from tariffs and any changes to the amount, scope and nature of the tariffs imposed by the U.S. or other countries. For additional information, see “Item 1A. Risk Factors”, including the risk factor titled “We may lose sales if suppliers of raw materials, components or equipment fail to meet our or our customers' needs, increase prices, are impacted by increases in tariffs, or such raw materials, components or equipment become restricted or unavailable."

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

Overall, our estimates of adjustments to contract price due to variable consideration under our contracts with distributor customers, based on our assumptions, have been materially consistent with our actual results. However, these estimates are subject to management’s judgment and actual provisions could be different from our estimates, resulting in future adjustments to our revenue and operating results. A 100-basis point increase in the blended price concession rate would have changed the measurement of our refund liability recorded within accrued liabilities by $5.0 million as of March 31, 2025.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We record a charge to cost of sales to write down our inventory for estimated excess, obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of excess or obsolete inventory, we evaluate projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and write down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued. A 1% variance in the estimated demand for our products would have changed the estimated net realizable value of our inventory by approximately $3.8 million as of March 31, 2025.

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

The accounting model related to the measurement of uncertain tax positions requires us to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if we believe the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where we have a long history of the taxing authority not performing an exam or overlooking an issue.  We will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the closing of a statutory audit period or changes in applicable law, or interactions with taxing authorities.  Due to the inherent uncertainty in the estimation process, including the complexity involved to interpret and apply tax laws, and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for fiscal 2025 and fiscal 2024:

	Fiscal Year Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	43.9	34.6
Gross profit	56.1	65.4

Research and development	22.4	14.4
Selling, general and administrative	14.0	9.6
Amortization of acquired intangible assets	11.2	7.9
Special charges (income) and other, net	1.8	(0.2)
Operating income	6.7%	33.7%

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

The following table summarizes our net sales for fiscal 2025 and fiscal 2024 (dollars in millions):

	Fiscal Year Ended March 31,
	2025	2024	Change
Net sales	$4,401.6	$7,634.4	(42.3)%

The decrease in net sales in fiscal 2025 compared to fiscal 2024 was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the decrease in our reported net sales for fiscal 2025 compared to fiscal 2024 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•economic and competitive conditions in the semiconductor industry;
•our various new product offerings that have increased our served available market;
•customers’ needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products; and
•geopolitical conditions, tariffs and other trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in fiscal 2025 or fiscal 2024.

Net sales by product line for fiscal 2025 and fiscal 2024 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2025	%	2024	%
Mixed-signal Microcontrollers	$2,249.7	51.1	$4,272.4	56.0
Analog	1,157.0	26.3	2,016.4	26.4
Other	994.9	22.6	1,345.6	17.6
Total net sales	$4,401.6	100.0	$7,634.4	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 51.1% and 56.0% of our net sales in fiscal 2025 and fiscal 2024, respectively.

Net sales of our mixed-signal microcontroller products decreased approximately 47.3% in fiscal 2025 compared to fiscal 2024. The decrease in net sales was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, competitive pressures, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 26.3% and 26.4% of our net sales in fiscal 2025 and fiscal 2024, respectively.

Net sales from our analog product line decreased approximately 42.6% in fiscal 2025 compared to fiscal 2024. The decrease in net sales was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 22.6% and 17.6% of our net sales in fiscal 2025 and fiscal 2024, respectively.

Net sales related to these products and services decreased approximately 26.1% in fiscal 2025 compared to fiscal 2024. This decrease in net sales was primarily due to adverse economic conditions, including slowing economic activity, increasing business uncertainty, persistent inflation, high interest rates, and shorter product lead times, which factors resulted in many customers having higher levels of inventory and delaying or reducing orders. In fiscal 2025, we settled an ongoing legal matter with one of our licensees which resulted in the release of an accrual, which increased both our revenue and profits by $13.3 million in such fiscal period. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 45% and 47% of our net sales in fiscal 2025 and fiscal 2024, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 10% and 12% of our net sales in fiscal 2025 and in fiscal 2024, respectively, no other distributor or direct customer accounted for more than 10% of our net sales in fiscal 2025 or in fiscal 2024. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2025, our distributors maintained 33 days of inventory of our products compared to 41 days at March 31, 2024.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors have had a material adverse impact on our net sales in recent periods. Due to the relatively high level of inventory days, we have accommodated efforts by our distributors to manage their inventory levels by allowing them to push-out or cancel orders.

Sales by Geography

Sales by geography for fiscal 2025 and fiscal 2024 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2025	%	2024	%
Americas	$1,325.7	30.2	$2,215.4	29.0
Europe	878.1	19.9	1,851.7	24.3
Asia	2,197.8	49.9	3,567.3	46.7
Total net sales	$4,401.6	100.0	$7,634.4	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% of our total net sales in each of fiscal 2025 and fiscal 2024. The decrease in net sales in the European market in fiscal 2025 compared to fiscal 2024 was due to general weakness in the European economy, and decreases in our net sales in the European industrial and automotive markets, which were particularly weak. Our net sales in the Americas and Asia market decreased in fiscal 2025 compared to fiscal 2024, primarily due to adverse economic conditions, including slowing economic activity, persistent inflation, high interest rates, and shorter product lead times which resulted in delayed or reduced orders. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

Gross Profit

Our gross profit in fiscal 2025 was $2.47 billion, or 56.1% of net sales, compared to $5.00 billion, or 65.4% of net sales, in fiscal 2024.

The primary reason for the decrease in gross profit of $2.34 billion in fiscal 2025 compared to fiscal 2024 was an unfavorable net impact of sales volume, product mix, geographic mix, and average gross profit per unit in fiscal 2025. The net impact of product mix and average gross profit per unit may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was an adverse impact of $132.3 million in fiscal 2025 compared to fiscal 2024. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was an adverse impact of $87.7 million in fiscal 2025 compared to fiscal 2024. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $27.7 million in fiscal 2025 compared to fiscal 2024.

Our overall inventory levels were $1.29 billion at March 31, 2025, compared to $1.32 billion at March 31, 2024. We maintained 251 days of inventory on our balance sheet at March 31, 2025 compared to 224 days of inventory at March 31, 2024. Our overall inventory level in dollars was generally flat as a result of our efforts to balance manufacturing production, customer demand and inventory levels. However, our days of inventory increased significantly due to lower net sales. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers.

We operate assembly and test facilities in Thailand, the Philippines, and other locations throughout the world. During fiscal 2025, approximately 67% of our assembly requirements were performed in our internal assembly facilities, compared to approximately 59% during fiscal 2024. During fiscal 2025, approximately 67% of our test requirements were performed in our internal facilities, compared to approximately 71% during fiscal 2024. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 64% of our net sales came from products that were produced at outside wafer foundries in each of fiscal 2025 and fiscal 2024. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for fiscal 2025 were $983.8 million, or 22.4% of net sales, compared to $1.10 billion, or 14.4% of net sales, for fiscal 2024. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses decreased $113.6 million, or 10.4%, for fiscal 2025 compared to fiscal 2024. The primary reasons for the decrease in R&D expenses in fiscal 2025 compared to fiscal 2024 was lower employee compensation costs.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2025 were $617.7 million, or 14.0% of net sales, compared to $734.2 million, or 9.6% of net sales, for fiscal 2024.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses decreased $116.5 million, or 15.9%, for fiscal 2025 compared to fiscal 2024. The primary reason for the decrease in selling, general and administrative expenses was lower employee compensation costs.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2025 was $490.9 million compared to $605.4 million in fiscal 2024. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges (Income) and Other, Net

During fiscal 2025, we incurred special charges and other, net of $79.2 million primarily due to restructuring expenses, including $45.7 million related to contract exit costs and $27.1 million related to employee separation costs. During fiscal 2024, we earned special income and other, net of $12.3 million primarily related to a favorable resolution of a previously accrued legal matter partially offset by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency. Restructuring expenses incurred during fiscal 2024 include $6.2 million related to the restructuring of our wafer fabrication operations.

Other Income (Expense)

Interest income in fiscal 2025 was $9.2 million compared to $7.6 million in fiscal 2024.

Interest expense in fiscal 2025 was $259.2 million compared to $198.3 million in fiscal 2024. The primary reasons for the increase in interest expense in fiscal 2025 compared to fiscal 2024 were higher interest rates on our outstanding variable rate debt and higher outstanding debt balances, offset in part by lower interest expense on our revolving credit facility.

Loss on settlement of debt in fiscal 2025 was $1.7 million compared to $12.2 million in fiscal 2024. In fiscal 2025, the loss primarily related to the amendment and restatement of our Revolving Credit Facility. In fiscal 2024, the loss related to the settlement of a portion of our outstanding Convertible Debt.

Other loss, net, in fiscal 2025 was $5.7 million compared to other loss, net of $2.2 million in fiscal 2024. The primary reason for the change in other loss during fiscal 2025 compared to fiscal 2024 relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate for the fiscal year ended March 31, 2025, increased over the same period last year as a result of changes in the amount of pre-tax income earned, R&D credits, foreign operations and various tax reserves.

Our effective tax rate in fiscal 2025 includes a $60.1 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 154.4%; a $55.0 million tax expense for the effects of foreign operations, which increased our effective tax rate by 141.3%; and a $45.1 million tax expense related to changes in various tax reserves, which increased our effective tax rate by 115.8%.

Our effective tax rate in fiscal 2024 includes a $69.8 million tax benefit received from R&D credits, which reduced our effective tax rate by 3.0%; and a $62.9 million tax expense for the effects of foreign operations, which increased our effective tax rate by 2.7%.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of fiscal 2025 and fiscal 2024 was approximately 22%. Our non-U.S. blended statutory tax rates in fiscal 2025 and fiscal 2024 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

In January 2025, we received several assessments from the German Tax Authorities (GTA) regarding the German extraterritorial taxation of royalty payments between nonresidents (referred to as offshore receipts in respect of intangible property or ORIP) and intellectual property transfers by nonresidents (referred to as extraterritorial capital gains taxation or ETT). If the assessment is upheld, it could result in income taxes and penalties up to $92.0 million. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

We firmly believe that the assessments described above are without merit and we plan to pursue all available administrative and judicial remedies necessary to resolve this matter. We intend to vigorously defend our position, and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB and GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on the year ending March 31, 2025 and the year ending March 31, 2024.

As of March 31, 2025, 55 countries have enacted various aspects of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project to ensure that multinational enterprises pay a GMT. In 38 of those countries, the GMT is effective for tax years beginning in our fiscal 2025. As of March 31, 2025, the impact of GMT on our fiscal 2025 results is not material.

Liquidity and Capital Resources

We had $771.7 million in cash and cash equivalents at March 31, 2025, an increase of $452.0 million from the March 31, 2024 balance.

Operating Activities

Net cash provided by operating activities was $898.1 million in fiscal 2025 primarily due to net loss of $0.5 million, adjusted for non-cash and non-operating charges of $798.5 million and net cash inflows of $100.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2025 include a decrease in trade accounts receivable driven primarily by reduced revenue and timing of shipments and collections, a decrease in inventories, offset by decreases in accrued liabilities driven by decreases in sales related reserves, and a decrease due to cash refunded to our customers under the LTSAs. Net cash provided by operating activities was $2.89 billion in fiscal 2024 primarily due to net income of $1.91 billion, adjusted for non-cash and non-operating charges of $1.06 billion and net cash outflows of $76.7 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $287.8 million for fiscal 2025 compared to $392.1 million for fiscal 2024. Fiscal 2025 and fiscal 2024, investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $126.0 million and $285.1 million in fiscal 2025 and fiscal 2024, respectively. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in fiscal 2025, we have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  While select investments are still being made, in the fourth quarter of fiscal 2024, we paused most of our expansion activity. In the third quarter of fiscal 2025, we announced the closure of Fab 2 in Tempe, Arizona which was completed in May 2025. Despite pausing our expansion activity, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers. In August 2022, the U.S. government enacted the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and may apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $158.3 million for fiscal 2025 compared to $2.41 billion for fiscal 2024. Significant transactions affecting our net financing cash flows included:
•in fiscal 2025, $1.45 billion of net proceeds from the issuances of our Series A Preferred Stock, and
•in fiscal 2025, $516.5 million of net cash used to pay down certain principal of our debt including settlement of our 2020 Convertible Debt, settlement of our 2025 Term Loan Facility, purchase of our capped call options, and the repayment of our 0.983% 2024 Notes partially funded by proceeds from the issuances of our 4.900% 2028 Senior Notes, our 5.050% 2030 Senior Notes, our 2024 Senior Convertible Debt and our Commercial Paper, and
•in fiscal 2024, $537.7 million of cash used to pay down certain principal of our debt, including settlement of a portion of our outstanding Convertible Debt, our 4.333% 2023 Notes, our 2.670% 2023 Notes, our 0.972% 2024 Notes, and our Revolving Credit Facility, partially funded by proceeds from borrowings on our 2025 Term Loan Facility, proceeds from the issuance of our Commercial Paper, and proceeds from the issuance of our 5.050% 2029 Notes, and
•in fiscal 2025 and fiscal 2024, we paid cash dividends to our stockholders of $975.7 million and $911.5 million, respectively, and
•in fiscal 2025 and fiscal 2024, we repurchased shares of our common stock for $96.5 million and $982.1 million, respectively.

In March 2025, we entered into a Second Amended and Restated Credit Agreement pursuant to which the amended and restated Credit Agreement, dated as of December 16, 2021 was amended and restated in its entirety. The second amended and restated Credit Agreement provides for an unsecured revolving loan facility in an aggregate principal amount of up to $2.25 billion, with a $250.0 million foreign currency sublimit, a $25.0 million letter of credit sublimit and a $20.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement amended the maximum total leverage ratio financial covenant to the following: 5.50 to 1.00 for period ending March 31, 2025, 5.50 to 1.00 for period ending June 30, 2025, 6.25 to 1.00 for period ending September 30, 2025, 5.75 to 1.00 for period ending December 31, 2025, 4.75 to 1.00 for period ending March 31, 2026, 4.00 to 1.00 for period ending June 30, 2026, 3.75 to 1.00 for period ending September 30, 2026, and 3.50 to 1.00 for any such period ended after the Restatement Effective Date that is not a period ending during the Covenant Relief Period. The Covenant Relief Period means the period following the Restatement Effective Date to (but excluding) the earlier of (a) December 31, 2026 and (b) the date in which the Total Leverage Ratio for the most recently ended fiscal quarter shall not exceed 3.50 to 1.00 and certain other conditions are satisfied. In November 2024, the amended and restated Credit Agreement, was amended to amend the maximum total leverage ratio financial covenant for the quarterly periods ending on December 31, 2024 through December 31, 2025 to 4.75 to 1.00. In August 2023, our amended and restated Credit Agreement, dated as of December 16, 2021 was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, we borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025, which was repaid in full in December 2024. The interest rate margins are determined based on our credit ratings.

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intention is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. Pursuant to the Second Amended and Restated Credit Agreement in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program was updated to $2.25 billion. As of March 31, 2025, the principal amount of our outstanding indebtedness was $5.66 billion. We had no outstanding borrowings under the Revolving Credit Facility at March 31, 2025 and at March 31, 2024. At March 31, 2025, we had $175.0 million in outstanding principal amount of Commercial Paper compared to $1.36 billion at March 31, 2024.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Capital Returns

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. In fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. In fiscal 2024, we repurchased approximately 11.9 million shares of our common stock for $982.1 million under this authorization. As of March 31, 2025, approximately $1.56 billion remained available for repurchases under the program. As of March 31, 2025, we held approximately 39.3 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $7.63 billion. A quarterly dividend of $0.455 per share was declared on May 8, 2025 and will be paid on June 5, 2025 to stockholders of record as of May 22, 2025. We expect the aggregate cash dividend for the June 2025 quarter to be approximately $245.1 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 10. Leases", "Note 6. Debt" and "Note 12. Income Taxes" to our consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments on our common stock and Series A Preferred Stock, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from tariffs, high interest rates, high inflation, economic uncertainty, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

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

We have presented summarized financial information below for Microchip Technology Incorporated and the Subsidiary Obligors after the elimination of intercompany transactions and balances among Microchip Technology Incorporated and the Subsidiary Obligors and investments in any subsidiaries (in millions). The Subsidiary Obligors regularly sell goods and services to non-guarantor subsidiaries (Non-Guarantors) and the Subsidiary Obligors regularly purchase goods and services from Non-

Guarantor through intercompany arrangements. The summarized financial information does not eliminate the effects of these intercompany arrangements and separately presents the net effect of all of the Subsidiary Obligors’ transactions with Non-Guarantor for the financial measures presented below.

	As of March 31, 2025	As of March 31, 2024
Current assets, excluding intercompany	$671.8	$470.8
Intercompany receivables from Non-Guarantors	3,527.3	2,665.6
Goodwill and intangible assets	4,586.8	4,619.0
Non-current assets, excluding intercompany	1,213.6	915.7
Non-current intercompany receivables from Non-Guarantors	181.6	186.6
Total assets	$10,181.1	$8,857.7

Current liabilities, excluding intercompany	$314.9	$618.1
Intercompany payables due to Non-Guarantors	6,095.1	5,867.6
Long-term debt	5,630.4	5,000.4
Non-current liabilities, excluding intercompany	959.6	1,037.7
Non-current intercompany payables due to Non-Guarantors	2,116.2	2,158.3
Total liabilities	$15,116.2	$14,682.1

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
Revenue, excluding intercompany	$1,365.3	$2,242.7
Revenue from Non-Guarantors	400.2	560.4
Total revenue	$1,765.5	$2,803.1
Gross profit, excluding intercompany	971.0	1,973.4
Gross loss from Non-Guarantors	(378.9)	(692.9)
Total gross profit	$592.1	$1,280.5
Operating income, excluding intercompany	483.0	1,419.9
Operating loss from Non-Guarantors	(378.9)	(692.9)
Total operating income	$104.1	$727.0
Net income, excluding intercompany	210.8	1,198.6
Net loss from Non-Guarantors	(402.8)	(733.4)
Total net income (loss)	$(192.0)	$465.2

Recently Issued Accounting Pronouncements

Refer to "Note 1. Significant Accounting Policies" to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2025, our current and long-term debt totaled $5.66 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility and our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Management assessed our internal control over financial reporting as of March 31, 2025, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework)

issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2025, which is included on page F-3.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2024.

Board of Directors Matters

On May 20, 2025, Karlton Johnson informed our Board of Directors (the "Board") of his decision to step down from the Board, effective as of that date, in order to pursue other professional and governance commitments. Mr. Johnson's decision was not the result of any disagreement with the Company, its management, or the Board. Mr. Johnson expressed his appreciation for the opportunity to serve, and the Board thanks Mr. Johnson for his service and contributions during his tenure on the Board.

Upon the effectiveness of Mr. Johnson's decision, the Board approved a resolution to reduce the authorized number of directors from seven to six.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2025 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2025 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Information About Our Executive Officers" at page 12, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2025 annual meeting of stockholders under the caption "Delinquent Section 16(a) Reports."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2025 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2025 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2025 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale, or any other disposition of the Company’s securities and material non-public information that are designed to promote compliance with insider trading laws, rules, regulations, and applicable NASDAQ standards. Our insider trading policies and procedures apply to the Company and its directors, officers, employees, contractors, agents, service providers, and their immediate family members and continue to apply so long as they remain in possession of material non-public information. A copy of our insider trading policies and procedures is filed through incorporation by reference as Exhibit 19.1 hereto.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2025 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2025 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2025 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2025 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2025 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2025 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of March 31, 2025 and 2024	F-4
	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2025	F-5
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2025	F-6
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2025	F-7
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2025	F-9
	Notes to Consolidated Financial Statements	F-11
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index, which is incorporated herein by this reference.
(b)         See Item 15(a)(3) above.
(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective March 25, 2025	8-K	000-21184	3.1	March 25, 2025

4.1	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association (including Form of Global 1.625% Convertible Senior Subordinated Note due 2027)	8-K	000-21184	4.1	February 15, 2017

4.2	Description of Registered Securities					X

4.3	Senior Notes Indenture, dated as of May 29, 2020, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.2	June 3, 2020

4.4	Form of 4.250% Senior Note due 2025 (included in Exhibit 4.2 of 8-K filed on June 3, 2020)	8-K	000-21184	4.4	June 3, 2020

4.5	Indenture, dated as of December 1, 2020, between Microchip Technology Incorporated and Wells Fargo Bank, National Association, as trustee	8-K	000-21184	4.1	December 2, 2020

4.6	Form of 0.125% Convertible Senior Note due 2024 (included in Exhibit 4.1 of the 8-K filed on December 2, 2020)	8-K	000-21184	4.2	December 2, 2020

4.7	Senior Secured Notes Indenture, dated as of May 28, 2021, by and among Microchip Technology Incorporated, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	000-21184	4.1	May 28, 2021

4.8	Form of 0.983% Senior Secured Note due 2024 (included in Exhibit 4.1 of 8-K filed on May 28, 2021)	8-K	000-21184	4.2	May 28, 2021

4.9	Indenture dated February 29, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	S-3ASR	333-277512	4.1	February 29, 2024

4.10	First Supplemental Indenture, dated as of March 7, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	March 7, 2024

4.11	Form of Global Note for the 5.050% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	March 7, 2024

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.12	Indenture, dated as of May 31, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	May 31, 2024

4.13	Form of 0.75% Convertible Senior Notes due 2030 (included in Exhibit 4.1)	8-K	000-21184	4.2	May 31, 2024

4.14	Second Supplemental Indenture, dated as of December 16, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	December 16, 2024

4.15	Form of Global Note for the 4.900% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	December 16, 2024

4.16	Form of Global Note for the 5.050% Senior Notes due 2030 (included as Exhibit B to Exhibit 4.1)	8-K	000-21184	4.3	December 16, 2024

4.17	Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1)	8-K	000-21184	4.1	March 25, 2025

4.18	Deposit Agreement, dated as of March 25, 2025, among Microchip Technology Incorporated and Equiniti Trust Company, LLC, acting as Depositary, and the holders from time to time of the depositary receipts described therein	8-K	000-21184	4.2	March 25, 2025

4.19	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.2)	8-K	000-21184	4.3	March 25, 2025

10.1	Form of Capped Call Transaction Confirmation	8-K	000-21184	10.1	May 31, 2024

10.2	Form of Capped Call Transaction Confirmation	8-K	000-21184	10.1	March 25, 2025

10.3	Amended and Restated Credit Agreement, dated as of December 16, 2021, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	December 16, 2021

10.4	First Incremental Term Loan Amendment to the Amended and Restated Credit Agreement, dated as of August 31, 2023, by and among Microchip Technology Incorporated, the subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders thereto	10-Q	000-21184	10.4	November 2, 2023

10.5	Second Amendment to the Amended and Restated Credit Agreement, dated as of November 8, 2024, by and among Microchip Technology Incorporated, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	November 12, 2024

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.6	Second Amended and Restated Credit Agreement, dated as of March 25, 2025, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	March 25, 2025

10.7	Form of Dealer Agreement between Microchip Technology Incorporated, as issuer, and the applicable Dealer party thereto	8-K	000-21184	10.1	September 15, 2023

10.8	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	10-K	000-21184	10.4	May 20, 2022

10.9*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.10*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.11*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.12*	Amended and Restated Adoption Agreement for the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 2024	10-K	000-21184	10.9	May 23, 2024

10.13*	Retirement Agreement and Release, dated as of November 22, 2024, by and between Microchip Technology Incorporated and Ganesh Moorthy	10-Q	000-21184	10.2	February 6, 2025

10.14*	2001 Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.1	August 23, 2023

10.15*	1994 International Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.2	August 23, 2023

10.16*	2004 Equity Incentive Plan, as amended and restated August 20, 2024	8-K	000-21184	10.1	August 22, 2024

10.17*	Form of Notice of Grant for 2004 Equity Incentive Plan (including Exhibit A Stock Option Agreement)	S-8	333-119939	4.5	October 25, 2004

10.18*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.19*	Form of Notice of Stock Option Grant and Stock Option Agreement	10-K	000-21184	10.18	May 30, 2019

10.20*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

10.21*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.22*	Form of Notice of Grant of Restricted Stock Units (TSR)	8-K	000-21184	10.1	January 7, 2020

10.23*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-K	000-21184	10.18	May 20, 2022

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan	10-K	000-21184	10.19	May 20, 2022

10.25*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	November 3, 2022

10.26*	Amended and Restated Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	February 2, 2023

10.27*	Form of Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)	10-K	000-21184	10.11	May 25, 2023

10.28*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Updated Ops Matrix)	10-K	000-21184	10.12	May 25, 2023

10.29*	Form of Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)					X

10.30*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Ops Matrix)					X

10.31*	Change of Control Severance Agreement	10-K	000-21184	10.27	May 23, 2024

19.1	Insider Trading Policy	10-K	000-21184	19.1	May 23, 2024

19.2	Requirements for 10b5-1 Trading Plans	10-K	000-21184	19.2	May 23, 2024

21.1	Subsidiaries of Registrant					X

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-Q	000-21184	22.1	February 6, 2025

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy	10-K	000-21184	97.1	May 23, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 22, 2025	By: /s/ Steve Sanghi
Steve Sanghi
Chief Executive Officer and President
(Principal Executive Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned officer or director of Microchip Technology Incorporated, a Delaware corporation (the Company), does hereby constitute and appoint each of STEVE SANGHI and J. ERIC BJORNHOLT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto relating to this annual report on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign such person's name individually and on behalf of the Company as an officer or director (as indicated below opposite such person's signature) to the Company's annual report on Form 10-K or any amendments or supplements thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents or any of them, shall do or cause to be done by virtue hereof. This Power of Attorney revokes any and all previous powers of attorney granted by any of the undersigned which such power would have entitled said attorneys and agents, or any of them, to sign such person's name, individually or on behalf of the Company, to any Form 10-K.
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 22nd day of May, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and President	May 22, 2025
Steve Sanghi	(Principal Executive Officer)

/s/ Ellen L. Barker	Director	May 22, 2025
Ellen L. Barker

Director
Rick Cassidy

/s/ Matthew W. Chapman	Director	May 22, 2025
Matthew W. Chapman

/s/ Victor Peng	Director	May 22, 2025
Victor Peng

/s/ Karen M. Rapp	Director	May 22, 2025
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Vice President and Chief Financial Officer	May 22, 2025
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2025

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unrecognized tax benefits

Description of the Matter
As more fully described in Note 12 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and some of its income tax returns are being examined by local tax authorities that have challenged select tax positions taken on their local returns. Because the matters challenged by authorities can be complex and subject to interpretation, their ultimate outcome can be uncertain. For select tax positions the Company uses significant judgment in (1) determining whether, based on its technical merits, it is more-likely-than-not to be sustained upon examination and (2) measuring the amount of tax benefit that qualifies for recognition.

Auditing the recognition and measurement of unrecognized tax benefits for the select positions that are currently being challenged by local tax authorities was challenging and required a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals, because interpreting and applying tax laws can be complex.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for the select tax positions that are currently being challenged by local tax authorities. This included testing controls over management’s review of the technical merits of these select tax positions, including the process to evaluate whether there is new information relevant to the select tax positions that are being challenged by local tax authorities.

Our audit procedures included, among others, evaluating the judgments the Company made to develop the select tax positions and related unrecognized tax benefit. We involved our tax professionals, including international tax, transfer pricing and local professionals located in the relevant jurisdictions, who used their knowledge and experience to assess the technical merits of these tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and, as applicable, evaluated tax opinions or other third-party advice obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 12 in relation to these select tax positions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona
May 22, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 22, 2025 expressed an unqualified opinion thereon.

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
May 22, 2025

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$771.7	$319.7
Accounts receivable, net	689.7	1,143.7
Inventories	1,293.5	1,316.0
Other current assets	236.4	233.6
Total current assets	2,991.3	3,013.0
Property, plant and equipment, net	1,183.7	1,194.6
Goodwill	6,684.8	6,675.4
Intangible assets, net	2,389.0	2,781.8
Long-term deferred tax assets	1,728.1	1,596.5
Other assets	397.7	611.9
Total assets	$15,374.6	$15,873.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$160.6	$213.0
Accrued liabilities	994.5	1,307.0
Current portion of long-term debt	—	999.4
Total current liabilities	1,155.1	2,519.4
Long-term debt	5,630.4	5,000.4
Long-term income tax payable	633.4	649.2
Long-term deferred tax liability	33.8	28.8
Other long-term liabilities	843.6	1,017.6
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at March 31, 2025 with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate; no shares issued or outstanding at March 31, 2024	—	—
Common stock, $0.001 par value; authorized 900,000,000 shares; 577,996,915 shares issued and 538,704,604 shares outstanding at March 31, 2025; 577,806,659 shares issued and 536,663,691 shares outstanding at March 31, 2024	0.6	0.5
Additional paid-in capital	3,909.9	2,482.9
Common stock held in treasury: 39,292,311 shares at March 31, 2025; 41,142,968 shares at March 31, 2024	(2,611.6)	(2,581.6)
Accumulated other comprehensive loss	(1.7)	(3.5)
Retained earnings	5,781.1	6,759.5
Total stockholders' equity	7,078.3	6,657.8
Total liabilities and stockholders' equity	$15,374.6	$15,873.2

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net sales	$4,401.6	$7,634.4	$8,438.7
Cost of sales	1,933.7	2,638.7	2,740.8
Gross profit	2,467.9	4,995.7	5,697.9

Research and development	983.8	1,097.4	1,118.3
Selling, general and administrative	617.7	734.2	797.7
Amortization of acquired intangible assets	490.9	605.4	669.9
Special charges (income) and other, net	79.2	(12.3)	(4.0)
Operating expenses	2,171.6	2,424.7	2,581.9

Operating income	296.3	2,571.0	3,116.0

Interest income	9.2	7.6	2.1
Interest expense	(259.2)	(198.3)	(203.9)
Loss on settlement of debt	(1.7)	(12.2)	(8.3)
Other (loss) income, net	(5.7)	(2.2)	3.8
Income before income taxes	38.9	2,365.9	2,909.7
Income tax provision	39.4	459.0	672.0
Net (loss) income	(0.5)	1,906.9	2,237.7
Dividends on Series A Preferred Stock	(2.2)	—	—
Net (loss) income attributable to common stockholders	$(2.7)	$1,906.9	$2,237.7

Basic net (loss) income per common share	$(0.01)	$3.52	$4.07
Diluted net (loss) income per common share	$(0.01)	$3.48	$4.02
Dividends declared per common share	$1.816	$1.682	$1.263
Basic common shares outstanding	537.3	542.0	550.4
Diluted common shares outstanding	537.3	548.0	557.3

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net (loss) income	$(0.5)	$1,906.9	$2,237.7
Components of other comprehensive income:
Actuarial gains related to defined benefit pension plans, net of tax effect	1.8	0.6	16.6
Change in net foreign currency translation adjustment	—	—	(0.1)
Other comprehensive income, net of tax effect	1.8	0.6	16.5
Comprehensive income	$1.3	$1,907.5	$2,254.2

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(0.5)	$1,906.9	$2,237.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750.1	879.5	998.4
Deferred income taxes	(143.3)	(27.2)	205.5
Share-based compensation expense related to equity incentive plans	180.4	177.5	170.4
Loss on settlement of debt	1.7	12.2	8.3
Amortization of debt discount	64.8	37.5	7.2
Amortization of debt issuance costs	7.8	7.3	9.5
Impairment of intangible assets	—	1.8	1.8
Other	(63.0)	(26.1)	(1.8)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Decrease (increase) in accounts receivable	454.0	161.6	(232.7)
Decrease (increase) in inventories	31.6	12.8	(483.2)
(Decrease) increase in accounts payable and accrued liabilities	(345.6)	(148.4)	323.4
Change in other assets and liabilities	(38.1)	(64.2)	404.5
Change in income tax payable	(1.8)	(38.5)	(28.0)
Net cash provided by operating activities	898.1	2,892.7	3,621.0
Cash flows from investing activities:
Other investing	2.4	0.4	0.9
Proceeds from capital-related government incentives	0.4	6.0	—
Investments in other assets	(164.6)	(113.4)	(114.2)
Capital expenditures	(126.0)	(285.1)	(486.2)
Net cash used in investing activities	(287.8)	(392.1)	(599.5)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	68.0	6,271.0	5,935.0
Repayments of Revolving Credit Facility	(68.0)	(6,371.0)	(7,234.1)
Proceeds from borrowings on 2025 Term Loan Facility	—	750.0	—
Repayments of 2025 Term Loan Facility	(750.0)	—	—
Proceeds from issuance of Commercial Paper	13,937.5	9,039.1	—
Repayments of Commercial Paper	(15,113.9)	(7,688.7)	—
Proceeds from issuance of senior notes	1,992.2	994.7	—
Repayment of senior notes	(1,000.0)	(3,400.0)	—
Proceeds from issuance of convertible debt	1,250.0	—	—
Payments on settlement of convertible debt	(672.2)	(132.8)	(170.4)
Issuance of Series A Preferred Stock	1,449.5	—	—
Deferred financing costs	(19.7)	(3.0)	—
Purchase of capped call options	(160.1)	—	—
Proceeds from sale of common stock	65.4	82.1	82.3
Tax payments related to shares withheld for vested RSUs	(57.6)	(61.1)	(75.8)
Repurchase of common stock	(96.5)	(982.1)	(945.8)
Payment of cash dividends	(975.7)	(911.5)	(695.3)
Capital lease payments	(1.6)	(1.6)	(0.8)
Other Financing	(5.6)	—	—
Net cash used in financing activities	(158.3)	(2,414.9)	(3,104.9)
Net increase (decrease) in cash and cash equivalents	452.0	85.7	(83.4)
Cash and cash equivalents, at beginning of period	319.7	234.0	317.4
Cash and cash equivalents, at end of period	$771.7	$319.7	$234.0

	Fiscal Year Ended March 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Non-cash activities:
ROU assets obtained in exchange of lease liabilities	$10.2	$28.0	$38.4
Cash paid for:
Interest	$236.2	$191.2	$181.5
Income taxes	$175.2	$517.1	$482.6
Operating lease payments in operating cash flows	$40.0	$39.0	$39.7

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital Amount	Common Stock Held in Treasury Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2022	$—	$0.6	$2,535.9	$(796.3)	$(20.6)	$4,175.2	$5,894.8
Adoption of ASU 2020-06, cumulative adjustment	—	—	(128.3)	—	—	46.5	(81.8)
Net income	—	—	—	—	—	2,237.7	2,237.7
Other comprehensive income	—	—	—	—	16.5	—	16.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	82.4	—	—	—	82.4
RSU withholdings	—	—	(75.8)	—	—	—	(75.8)
Treasury stock used for new issuances	—	—	(81.9)	81.9	—	—	—
Repurchase of common stock	—	(0.1)	—	(945.8)	—	—	(945.9)
Settlement of convertible debt	—	—	(91.1)	—	—	—	(91.1)
Share-based compensation	—	—	172.1	—	—	—	172.1
Dividends on common stock	—	—	—	—	—	(695.3)	(695.3)
Balance at March 31, 2023	—	0.5	2,413.3	(1,660.2)	(4.1)	5,764.1	6,513.6
Net income	—	—	—	—	—	1,906.9	1,906.9
Other comprehensive income	—	—	—	—	0.6	—	0.6
Proceeds from sales of common stock through employee equity incentive plans	—	—	82.1	—	—	—	82.1
RSU withholdings	—	—	(61.1)	—	—	—	(61.1)
Treasury stock used for new issuances	—	—	(67.5)	67.5	—	—	—
Repurchase of common stock	—	—	—	(988.9)	—	—	(988.9)
Settlement of convertible debt	—	—	(65.3)	—	—	—	(65.3)
Share-based compensation	—	—	181.4	—	—	—	181.4
Dividends on common stock	—	—	—	—	—	(911.5)	(911.5)
Balance at March 31, 2024	—	0.5	2,482.9	(2,581.6)	(3.5)	6,759.5	6,657.8
Net (loss)	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive income	—	—	—	—	1.8	—	1.8
Issuance of Series A Preferred Stock	—	—	1,449.5	—	—	—	1,449.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	65.4	—	—	—	65.4
RSU withholdings	—	—	(57.6)	—	—	—	(57.6)
Treasury stock used for new issuances	—	0.1	(59.7)	59.6	—	—	—
Repurchase of common stock	—	—	—	(89.6)	—	—	(89.6)
Purchase of capped call options	—	—	(160.1)	—	—	—	(160.1)
Share-based compensation	—	—	189.5	—	—	—	189.5
Dividends on Series A Preferred Stock	—	—	—	—	—	(2.2)	(2.2)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital Amount	Common Stock Held in Treasury Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Dividends on common stock	—	—	—	—	—	(975.7)	(975.7)
Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3

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

Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The consolidated financial statements include the accounts of Microchip and its majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in these notes, except per share amounts, are stated in millions of U.S. dollars unless otherwise noted. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation and such changes are not material to our consolidated financial statements.

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

The Company entered into LTSAs with certain of its customers that purchase through distributors or directly from the Company. Under these LTSAs, the Company receives an upfront deposit and minimum purchase commitments from the customer in exchange for assured supply over the contract period, which typically ranges from three to five years. If the customer meets the minimum purchase commitments defined in the contract, the Company returns the deposit to the customer. If not, the Company may retain all, or a portion of the deposit which will be recognized as revenue as the remaining performance obligations under the LTSAs are satisfied. Certain upfront deposits collected by the Company are recorded as deferred revenue in accrued liabilities or other long-term liabilities depending on the expected timing of the satisfaction of the underlying performance obligations.

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

Restructuring Charges

Restructuring charges are included within special charges and other, net in the consolidated statements of operations and are primarily comprised of employee separation costs, contract exit costs, costs of facility consolidation and closure, including the related gains or losses associated with the sale of assets. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Contract exit costs include contract termination fees. A liability for contract termination fees is recognized in the period in which the Company terminates the contract.

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

Various taxing authorities in the U.S. and other countries in which the Company does business may scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2025, various jurisdictions finalized their audits for certain periods. The close of these audits did not have a material adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

The accounting model related to the measurement of uncertain tax positions requires the Company to presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information and that each tax position will be evaluated without consideration of the possibility of offset or aggregation with other positions.  The recognition requirement for the liability exists even if the Company believes the possibility of examination by a taxing authority or discovery of the related risk matters is remote or where it has a long history of the taxing authority not performing an exam or overlooking an issue.  The Company will record an adjustment to a previously recorded position if new information or facts related to the position are identified in a subsequent period.  Generally, adjustments to the positions are recorded through the income statement.  Generally, adjustments will be recorded in periods subsequent to the initial recognition in light of changing facts and circumstances, such as the closing of a tax audit, the closing of a statutory audit period, changes in applicable law, or interactions with taxing authorities.  Due to the inherent uncertainty in the estimation process, including the complexity involved to interpret and apply tax laws, and in consideration of the criteria of the accounting model, amounts recognized in the financial statements in periods subsequent to the initial recognition may significantly differ from the estimated exposure of the position under the accounting model.

In December 2017, the TCJA was enacted into law and established a new provision designed to tax low-taxed income of foreign subsidiaries known as global intangible low-taxed income (GILTI). The FASB allows taxpayers to make an accounting policy election of either (i) treating taxes due on GILTI inclusions as a current-period expense when incurred or (ii) recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. The Company has made a policy choice to treat taxes due on GILTI inclusions as a current-period expense when incurred.

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

The valuation of inventory includes determining which fixed production overhead costs can be included in inventory based on the normal operating capacity of the Company's manufacturing facilities. In periods where the Company's production levels are below normal operating capacity, unabsorbed overhead production costs associated with the reduced production levels of the Company's manufacturing facilities are charged directly to cost of sales.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2025, the Company has never recorded a goodwill impairment charge. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

Impairment of Long-Lived Assets

The Company assesses whether indicators of impairment of long-lived assets are present.  If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset groups in question is less than their carrying value.  If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset groups over their respective fair values.  Fair value is determined by discounted future cash flows, appraisals or other methods.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset group are less than the asset's carrying value.  The Company would depreciate the remaining value over the remaining estimated useful life of the asset groups.

Government Incentives

The Company receives government incentives for qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records capital-related grants as a reduction to property, plant and equipment within the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the corresponding asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. As of March 31, 2025, the Company recorded $46.4 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $3.4 million within other assets and $36.0 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. As of March 31, 2024, the Company recorded $126.5 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $93.2 million within other assets and $27.3 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. The Company recognized an immaterial benefit to operating income for operating grants and the reduction of depreciation expense for capital-related grants in each of fiscal 2025, fiscal 2024, and fiscal 2023.

Share-Based Compensation

The Company has equity incentive plans under which RSUs have been granted to employees and non-employee members of the Board of Directors.  The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees and also grants performance-based PSUs to executive officers and employees.  The Company also has employee stock purchase plans for eligible employees. Share-based compensation cost for RSUs with a service condition or performance-based PSUs is measured on the grant date based on the fair market value of the Company’s common stock discounted for expected future dividends and is recognized as expense on a straight-line attribution method over the requisite service periods, with forfeitures recognized as they occur. Share-based compensation cost for performance-based PSUs is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of the performance condition at each reporting period and a cumulative catch-up adjustment is recorded to share-based compensation cost for any change in the probability assessment. If there are any modifications of the underlying unvested securities, the Company may be required to accelerate or increase any remaining unearned share-based compensation expense. Prior to fiscal 2023, the Company granted market-based PSUs to executive officers. As of March 31, 2025, the remaining unearned share-based compensation expense related to market-based PSUs was immaterial.

Treasury Shares

From time to time, the Company repurchases shares of its common stock in the open market or in privately negotiated transactions. Shares repurchased are recorded at cost, inclusive of fees, commissions, taxes and other expenses. Treasury shares are re-issued on a first-in, first-out basis to fund share issuance requirements under the Company's equity incentive plans.

Series A Preferred Stock

The Company accounts for its Series A Preferred Stock as permanent equity carried at its par value. The Company computes net income attributable to common stockholders by reducing net income by the dividends on Series A Preferred Stock accumulated during the period. Prior to the conversion of its Series A Preferred Stock, the Company includes, in the diluted net income per common share calculation, the effect of the conversion of the outstanding Series A Preferred Stock into the Company's common stock at the applicable conversion rate using the if-converted method.

Concentrations of Credit Risk

The Company is subject to counterparty risks from financial institutions and customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in excess of federally insured limits and accounts receivables. The Company manages credit risk exposure for cash deposits by limiting counterparties to high-grade financial institutions. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit. With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 13% of the accounts receivable balance as of March 31, 2024, no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2025 or March 31, 2024.

Distributor advances in the consolidated balance sheets, totaled $234.4 million and $413.2 million at March 31, 2025 and March 31, 2024, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  The Company provides these advances based on a negotiated percentage of the amount of inventory held by the distributor. Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time and, upon cancellation, the amounts are due to the Company.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events after March 31, 2025, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, and an amount and description of the composition of other segment items to reconcile to segment profit or loss. The amendments in this update also expand the interim segment disclosure requirements. The Company adopted this standard in fiscal 2025. See "Note 3. Geographic and Segment Information" for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

SEC Climate Disclosures

In March 2024, the SEC issued final rules requiring registrants to include comprehensive climate-related disclosures in annual reports and registration statements. As adopted, the final rules require large accelerated filers to make their first climate-related disclosures for fiscal years beginning in 2025. However, in April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. In March 2025, the SEC withdrew its defense of the rules. The Company is currently evaluating the status of these rules and monitoring the status of the related litigation and the SEC’s stay.

Note 2. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Mixed-signal Microcontrollers	$2,249.7	$4,272.4	$4,755.7
Analog	1,157.0	2,016.4	2,376.9
Other	994.9	1,345.6	1,306.1
Total net sales	$4,401.6	$7,634.4	$8,438.7

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Distributors	$1,970.0	$3,620.8	$3,993.6
Direct customers	2,300.5	3,910.3	4,284.1
Licensees	131.1	103.3	161.0
Total net sales	$4,401.6	$7,634.4	$8,438.7

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of March 31, 2025, the Company had approximately $597.9 million of deferred revenue, of which $213.4 million is included within accrued liabilities and the remaining $384.5 million is included within other long-term liabilities on the Company's consolidated balance sheet. As of March 31, 2024, the Company had approximately $933.0 million of deferred revenue, of which $261.8 million is included within accrued liabilities and the remaining $671.2 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $217.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024 was recognized as revenue during fiscal 2025. Approximately $126.1 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2023 was recognized as revenue during fiscal 2024.

Of the $597.9 million of deferred revenue as of March 31, 2025, $501.5 million is cash collected from customers under LTSAs, of which $138.3 million is included within accrued liabilities and $363.2 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The transaction price for the remaining performance obligations for the LTSAs were approximately $2.52 billion as of March 31, 2025, of which approximately 28% is expected to be recognized as net sales during the next 12 months. The amount and timing of such net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. Accordingly, the amount may not be indicative of net sales in future periods. The remaining $96.4 million of deferred revenue as of March 31, 2025 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $96.4 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

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

Note 3. Geographic and Segment Information

The Company's business is made up of two operating segments, semiconductor products and technology licensing. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer.

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

The CODM uses segment gross profit for evaluating each segment's performance and allocating resources. The Company does not allocate operating expenses, interest income, interest expense, other income or expense, or provision for or benefit from income taxes to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.  Additionally, the Company does not allocate assets to segments for internal reporting purposes as it does not manage its segments by such metrics.

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31, 2025
	Semiconductor products	Technology licensing	Total
Net sales	$4,270.5	$131.1	$4,401.6
Cost of sales	1,933.7	—	1,933.7
Gross profit	$2,336.8	$131.1	$2,467.9

	Fiscal Year Ended March 31, 2024
	Semiconductor products	Technology licensing	Total
Net sales	$7,531.1	$103.3	$7,634.4
Cost of sales	2,638.7	—	2,638.7
Gross profit	$4,892.4	$103.3	$4,995.7

	Fiscal Year Ended March 31, 2023
	Semiconductor products	Technology licensing	Total
Net sales	$8,277.7	$161.0	$8,438.7
Cost of sales	2,740.8	—	2,740.8
Gross profit	$5,536.9	$161.0	$5,697.9

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

	March 31,
	2025	2024
United States	$869.3	$826.8
Thailand	123.7	152.2
Various other countries	337.0	371.9
Total long-lived assets	$1,330.0	$1,350.9

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 75%, 75% and 78% of consolidated net sales for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Sales to customers in Europe represented approximately 20%, 24% and 21% of consolidated net sales for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.  Sales into Germany represented approximately 10% of consolidated net sales for fiscal 2024. Sales to customers in Asia represented approximately 50%, 47% and 53% of consolidated net sales for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.  Within Asia, sales into China represented approximately 17%, 18%, 21% of consolidated net sales for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Sales into Taiwan represented approximately 16%, 12% and 14% of consolidated net sales for fiscal 2025, 2024 and 2023, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three fiscal years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 10%, 12% and 11% of net sales in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, no other distributor or direct customer accounted for more than 10% of net sales in either of fiscal 2025, fiscal 2024 or fiscal 2023.

Note 4. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2025	2024	2023
Net (loss) income	$(0.5)	$1,906.9	$2,237.7
Dividends on Series A Preferred Stock	(2.2)	—	—
Net (loss) income attributable to common stockholders	(2.7)	1,906.9	2,237.7
Basic weighted average common shares outstanding	537.3	542.0	550.4
Dilutive effect of RSUs	—	5.1	5.2
Dilutive effect of 2015 Senior Convertible Debt	—	0.2	0.6
Dilutive effect of 2017 Senior Convertible Debt	—	0.7	1.0
Dilutive effect of 2017 Junior Convertible Debt	—	—	0.1
Dilutive effect of Series A Preferred Stock	—	—	—
Diluted weighted average common shares outstanding	537.3	548.0	557.3
Basic net (loss) income per common share	$(0.01)	$3.52	$4.07
Diluted net (loss) income per common share	$(0.01)	$3.48	$4.02

The Company computed net (loss) income attributable to common stockholders by reducing net (loss) income by the dividends on Series A Preferred Stock accumulated during the period. The Company computed basic net (loss) income per common share based on the net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company computed diluted net (loss) income per common share based on the net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock is determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the fiscal year ended March 31, 2025, the calculation of diluted net loss per common share excluded 4.0 million common shares from employee equity incentive plans and, 0.1 million and 0.5 million common shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt, respectively, and 0.6 million common shares issuable upon the exchange of Company's Series A Preferred Stock as the related impact would have been anti-dilutive as the Company generated a net loss.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Fiscal Year Ended March 31,
	2025	2024	2023
2015 Senior Convertible Debt(1)	$28.49	$29.02	$29.58
2017 Senior Convertible Debt	$44.27	$45.26	$46.14
2020 Senior Convertible Debt(2)	$91.08	$91.91	$92.82
2024 Senior Convertible Debt	$121.83	$—	$—
2017 Junior Convertible Debt(3)	$—	$44.81	$45.32

(1) The weighted average conversion price per share for the 2015 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in February 2025.
(2) The weighted average conversion price per share for the 2020 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in November 2024.
(3) The weighted average conversion price per share for the 2017 Junior Convertible Debt was prior to the settlement of the outstanding principal amount in May 2023.

Note 5. Special Charges and Other, Net

The following table summarizes activity included in the "Special charges (income) and other, net" caption on the Company's consolidated statements of operations (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Restructuring
Employee separation costs	$27.1	$—	$—
Contract exit costs	45.7	—	—
Other restructuring costs	3.7	6.2	16.8
Gain on sale of assets	—	—	(2.2)
Legal contingencies	1.0	(1.3)	(19.4)
Other	1.7	(17.2)	0.8
Total	$79.2	$(12.3)	$(4.0)

In the third and fourth quarters of fiscal 2025, the Company announced restructuring and cost reduction measures, including closure of its Tempe, Arizona wafer fabrication facility, a reduction in headcount at its manufacturing facilities in Oregon, Colorado Springs and the Philippines. In addition, the Company announced 10% reductions in employee headcount across the Company to decrease its operating expenses, and cancellation or modification of its LTSAs with certain wafer foundries.

The Company's restructuring expenses during fiscal 2025 were primarily due to $45.7 million related to contract exit costs and $27.1 million related to employee separation costs.

During fiscal 2024, the Company earned income primarily due to $17.2 million related to the favorable resolution of a previously accrued unclaimed property audit matter and incurred expenses of $6.2 million related to the restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency.

During fiscal 2023, the Company earned income primarily due to $19.4 million related to the favorable resolution of a previously accrued legal matter partially offset by $16.8 million by restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency.

The following is a roll forward of accrued restructuring and other exit cost charges for the fiscal year ended March 31, 2025 (in millions):

	Restructuring
	Employee Separation Costs	Contract Exit Costs	Other	Total
Balance at March 31, 2024	$—	$—	$—	$—
Charges	27.1	45.7	3.7	76.5
Payments	(9.9)	—	(3.3)	(13.2)
Non-cash - Other	(0.1)	(41.1)	—	(41.2)
Balance at March 31, 2025	$17.1	$4.6	$0.4	$22.1
Current				$19.0
Non-current				3.1
Total				$22.1

The liability for restructuring and other exit costs on the Company's consolidated balance sheet as of March 31, 2025 is $22.1 million of which $19.0 million is included in accrued liabilities and $3.1 million is included in other long-term liabilities.

Note 6. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			March 31,
			2025	2024
2025 Term Loan Facility			$—	$750.0
Commercial Paper			175.0	1,359.0
0.983% 2024 Notes(2)	0.983%	1.1%	—	1,000.0
4.250% 2025 Notes(2)	4.250%	4.6%	1,200.0	1,200.0
4.900% 2028 Notes(2)	4.900%	5.1%	1,000.0	—
5.050% 2029 Notes(2)	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes(2)	5.050%	5.2%	1,000.0	—
Total Senior Indebtedness(3)			4,375.0	5,309.0
Senior Subordinated Convertible Debt - Principal Outstanding
2015 Senior Convertible Debt	1.625%	1.8%	—	6.7
2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2020 Senior Convertible Debt	0.125%	0.5%	—	665.5
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	—
Total Convertible Debt			1,288.0	710.2

Gross long-term debt including current maturities			5,663.0	6,019.2
Less: Debt discount(4)			(13.1)	(13.9)
Less: Debt issuance costs(5)			(19.5)	(5.5)
Net long-term debt including current maturities			5,630.4	5,999.8
Less: Current maturities(6)			—	(999.4)
Net long-term debt			$5,630.4	$5,000.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at March 31, 2025 and at March 31, 2024.
(2) The 0.983% 2024 Notes matured on September 1, 2024, and prior to maturity interest accrued at a rate of 0.983% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.250% 2025 Notes mature on September 1, 2025 and interest accrues at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.900% 2028 Notes mature on March 15, 2028 and interest accrues at a rate of 4.900% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.050% 2029 Notes mature on March 15, 2029 and interest accrues at a rate of 5.050% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.050% 2030 Notes mature on February 15, 2030 and interest accrues at a rate of 5.050% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.
(3) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt.

(4) The unamortized discount consists of the following (in millions):

	March 31,
	2025	2024
Commercial Paper	$(0.1)	$(3.9)
0.983% 2024 Notes	—	(0.4)
4.250% 2025 Notes	(1.3)	(4.4)
4.900% 2028 Notes	(3.3)	—
5.050% 2029 Notes	(4.3)	(5.2)
5.050% 2030 Notes	(4.1)	—
Total unamortized discount	$(13.1)	$(13.9)

(5) Debt issuance costs consist of the following (in millions):

	March 31,
	2025	2024
2025 Term Loan Facility	$—	$(0.7)
0.983% 2024 Notes	—	(0.2)
4.250% 2025 Notes	(0.2)	(0.6)
4.900% 2028 Notes	(1.7)	—
5.050% 2029 Notes	(1.8)	(2.2)
5.050% 2030 Notes	(1.7)	—
2017 Senior Convertible Debt	(0.1)	(0.1)
2020 Senior Convertible Debt	—	(1.7)
2024 Senior Convertible Debt	(14.0)	—
Total debt issuance costs	$(19.5)	$(5.5)

(6) As of March 31, 2025, the outstanding Commercial Paper which matures within the three months ending June 30, 2025, and the 4.250% 2025 Notes which matures on September 1, 2025, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, current maturities consisted of the 0.983% 2024 Notes. As of March 31, 2024, the outstanding Commercial Paper which matured within the three months ended June 30, 2024, and the 2020 Senior Convertible Debt were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of March 31, 2024, the 2015 Senior Convertible Debt and the 2017 Senior Convertible Debt were convertible and were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of March 31, 2025, are as follows (in millions):

Fiscal year ending March 31,	Amount
2026	$1,375.0
2027	38.0
2028	1,000.0
2029	1,000.0
2030	1,000.0
Thereafter	1,250.0
Total	$5,663.0

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2025
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	22.8256	$43.81	11.4137	32.5264
2024 Senior Convertible Debt(1)	8.2086	$121.82	—	10.4659
(1) As of March 31, 2025, the 2017 Senior Convertible Debt and the 2024 Senior Convertible Debt were not convertible.

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

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Debt issuance cost amortization	$3.6	$4.5	$6.8
Debt discount amortization	64.8	37.5	7.2
Interest expense	172.2	147.3	179.3
Total interest expense on Senior Indebtedness	240.6	189.3	193.3
Debt issuance cost amortization	4.2	2.8	2.7
Coupon interest expense	8.9	1.7	2.9
Total interest expense on Convertible Debt	13.1	4.5	5.6
Other interest expense	5.5	4.5	5.0
Total interest expense	$259.2	$198.3	$203.9

The Company's debt settlement transactions consist of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements
March 2025(1)
Revolving Credit Facility	$—	$—	$1.4
February 2025(2)
2015 Senior Convertible Debt	$0.4	$0.4	$—
December 2024(3)
2025 Term Loan Facility	$750.0	$750.0	$0.3
November 2024(4)
2020 Senior Convertible Debt	$665.5	$665.5	$—
September 2024(4)
0.983% 2024 Notes	$1,000.0	$1,000.0	$—
February 2024(5)
0.972% 2024 Notes	$1,400.0	$1,400.0	$—
September 2023(6)
2.670% 2023 Notes	$1,000.0	$1,000.0	$—
August 2023(7)
2017 Senior Convertible Debt	$18.2	$42.7	$3.1
June 2023(8)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—
May 2023(7)
2015 Senior Convertible Debt	$5.6	$18.9	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$2.1
August 2022(2)(7)
2015 Senior Convertible Debt	$22.0	$67.7	$1.3
2017 Senior Convertible Debt	$14.9	$29.2	$0.8
May 2022(2)(7)
2017 Senior Convertible Debt	$31.0	$65.3	$5.9
2017 Junior Convertible Debt	$3.6	$8.2	$0.3
(1) In connection with the amendment and restatement of its Credit Agreement, the Company recognized a loss on settlement of debt of $1.4 million.
(2) The Company used cash generated from operations to finance a portion of such settlement.
(3) The Company used proceeds from the issuance of 4.900% 2028 Notes and 5.050% 2030 Notes to finance such settlement.
(4) The Company used proceeds from the issuance of Commercial Paper to finance such settlement.
(5) The Company used proceeds from the issuance of Commercial Paper and borrowings under its Revolving Credit Facility to finance such settlement.
(6) The Company used borrowings under its 2025 Term Loan Facility and its Revolving Credit Facility to finance the settlement.
(7) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.
(8) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.

Senior Credit Facilities

In November 2024, the amended and restated Credit Agreement, dated as of December 16, 2021 (as amended by the first incremental term loan amendment, dated as of August 31, 2023), was amended to amend the maximum total leverage ratio financial covenant for the quarterly periods ending on December 31, 2024 through December 31, 2025 to 4.75 to 1.00.

In March 2025, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Amended and Restated Credit Agreement, dated as of December 16, 2021, was amended and restated in its entirety. The Second Amended and Restated Credit Agreement provides for an unsecured revolving loan facility in an aggregate principal amount of up to $2.25 billion in addition to certain other sublimit loans that terminates on March 25, 2030. The Credit Agreement also permits the Company, subject to certain conditions, to add one or more incremental term loan facilities and/or increase the revolving loan commitments up to $1.00 billion subject, in each case, to the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants as set forth in the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement amended the maximum total leverage ratio financial covenant to the following: 5.50 to 1.00 for period ending March 31, 2025, 5.50 to 1.00 for period ending June 30, 2025, 6.25 to 1.00 for period ending September 30, 2025, 5.75 to 1.00 for period ending December 31, 2025, 4.75 to 1.00 for period ending March 31, 2026, 4.00 to 1.00 for period ending June 30, 2026, 3.75 to 1.00 for period ending September 30, 2026, and 3.50 to 1.00 for any such period ended after the Restatement Effective Date that is not a period ending during the Covenant Relief Period. The Covenant Relief Period means the period following the Restatement Effective Date to (but excluding) the earlier of (a) December 31, 2026 and (b) the date in which the Total Leverage Ratio for the most recently ended fiscal quarter shall not exceed 3.50 to 1.00 and certain other conditions are satisfied.

The revolving loans bear interest, at the Company’s option, at the base rate plus a spread of 0.00% to 0.50%, an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling) plus a spread of 0.875% to 1.50%, or an adjusted term SOFR or adjusted EURIBOR rate (based on one, three or six-month interest periods) plus a spread of 0.875% to 1.50%, in each case, with such spread being determined based on the credit ratings for certain of the Company’s senior, unsecured debt. The base rate means the highest of the prime rate, the federal funds rate plus a margin equal to 0.50% and the adjusted term SOFR rate for a one-month interest period plus a margin equal to 1.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted term SOFR or adjusted EURIBOR rates.

The Company's obligations under the Second Amended and Restated Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets of the Company and its subsidiaries, taken as a whole, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Upon satisfaction of certain conditions specified in the Second Amended and Restated Credit Agreement and at the Company's election, certain of such negative covenants in the Second Amended and Restated Credit Agreement shall no longer apply. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2025, the Company was in compliance with these financial covenants.

In August 2023, the Amended and Restated Credit Agreement, dated as of December 16, 2021, was amended by the first incremental term loan amendment, dated as of August 31, 2023. Pursuant to this amendment, the Company borrowed an aggregate principal amount of $750.0 million under the new 2025 Term Loan Facility bearing interest at the Adjusted Term SOFR Rate, plus a margin of 1.125% to 1.5%, or Alternate Base Rate, plus a margin of 0.125% to 0.5%, with a maturity date of August 31, 2025, which was fully repaid in December 2024.

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

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of March 31, 2025, the Company had $175.0 million of principal amount of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 4.58% as of March 31, 2025. Pursuant to the Second Amended and Restated Credit Agreement in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program was updated to $2.25 billion.

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

Each series of Senior Notes is guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligation under the Second Amended and Restated Credit Agreement and the Company's existing Senior Indebtedness. In the future, each subsidiary of the Company that is a guarantor or other obligor of the Second Amended and Restated Credit Agreement is required to guarantee each series of Senior Notes.

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

The 4.900% 2028 Notes and 5.050% 2030 Notes are guaranteed by certain of the Company's subsidiaries that have also guaranteed the obligation under the Second Amended and Restated Credit Agreement.

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

The carrying amount of cash equivalents, which include money market funds, approximates fair value because their maturity is less than three months. The Company held $491.1 million of cash and cash equivalents in the form of money-market funds as of March 31, 2025. The amount of cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2024 was not material. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's 2025 Term Loan Facility, and the Commercial Paper, is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's Commercial Paper at March 31, 2025 approximated the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2025		2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
2025 Term Loan Facility	$—	$—	$749.3	$750.0
Commercial Paper	174.9	175.0	1,355.1	1,359.0
0.983% 2024 Notes	—	—	999.4	979.6
4.250% 2025 Notes	1,198.5	1,196.9	1,195.0	1,181.8
4.900% 2028 Notes	995.0	1,002.5	—	—
5.050% 2029 Notes	993.9	1,005.8	992.6	1,000.6
5.050% 2030 Notes	994.2	996.9	—	—
2015 Senior Convertible Debt	—	—	6.7	25.6
2017 Senior Convertible Debt	37.9	57.7	37.9	101.3
2020 Senior Convertible Debt	—	—	663.8	708.8
2024 Senior Convertible Debt	1,236.0	1,173.4	—	—
Total	$5,630.4	$5,608.2	$5,999.8	$6,106.7
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,149.9	$(4,981.6)	$2,168.3
Customer-related	199.5	(152.8)	46.7
In-process research and development	50.8	—	50.8
Software licenses	259.3	(136.1)	123.2
Total	$7,659.5	$(5,270.5)	$2,389.0

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,221.3	$(4,590.9)	$2,630.4
Customer-related	196.7	(140.8)	55.9
Software licenses	230.7	(135.2)	95.5
Total	$7,648.7	$(4,866.9)	$2,781.8

During the twelve months ended March 31, 2025, due to acquisitions, the Company acquired $50.8 million of in-process research and development, $2.8 million of customer-related intangible assets, and $1.1 million of software licenses intangible assets. The following is an expected amortization schedule for the intangible assets for the fiscal 2026 through fiscal 2030, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2026	$520.8
2027	$423.7
2028	$313.9
2029	$240.4
2030	$236.7

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Amortization expense charged to cost of sales	$18.5	$12.2	$15.8
Amortization expense charged to operating expense	565.8	676.9	737.9
Total amortization expense	$584.3	$689.1	$753.7

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2023	$6,654.4	$19.2
Additions	1.8	—
Balance at March 31, 2024	$6,656.2	$19.2
Additions	9.4	—
Balance at March 31, 2025	$6,665.6	$19.2

At March 31, 2025, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through March 31, 2025, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,	March 31,
	2025	2024
Trade accounts receivable	$684.1	$1,141.7
Other	11.5	10.1
Total accounts receivable, gross	695.6	1,151.8
Less: allowance for expected credit losses	5.9	8.1
Total accounts receivable, net	$689.7	$1,143.7

The Company had a program to sell certain of its trade accounts receivable on a non-recourse basis to a third-party financial institution pursuant to a factoring arrangement. The Company accounted for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangement were $64.9 million in fiscal 2024. The Company terminated this program in September 2024.

Inventories

The components of inventories consist of the following (in millions):

	March 31,	March 31,
	2025	2024
Raw materials	$174.8	$184.0
Work in process	857.6	797.5
Finished goods	261.1	334.5
Total inventories	$1,293.5	$1,316.0

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,	March 31,
	2025	2024
Land	$84.8	$89.3
Building and building improvements	705.9	796.3
Machinery and equipment	2,311.3	2,778.1
Projects in process	424.1	349.6
Total property, plant and equipment, gross	3,526.1	4,013.3
Less: accumulated depreciation and amortization	2,342.4	2,818.7
Total property, plant and equipment, net	$1,183.7	$1,194.6

Depreciation expense attributed to property, plant and equipment was $165.8 million, $190.4 million and $244.7 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. The changes in depreciation expense in the fiscal years ended March 31, 2025, and 2024, includes the impact of lower production levels, slowing business activity and delays in placing assets into service. As of March 31, 2025, the Company recorded $46.4 million of capital-related grants for qualifying capital expenditures as a reduction to property, plant and equipment, compared to $126.5 million as of March 31, 2024. The change in the amounts recorded for capital-related grants in the fiscal year ended March 31, 2025 compared to fiscal year ended March 31, 2024 was because the credits are no longer reasonably assured of being earned based on the delays in placing assets into service. The release involved reclassifying balances from other assets to property, plant and equipment and the effect to the statement of operations was immaterial.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the fiscal years ended March 31, 2025, 2024 and 2023, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,	March 31,
	2025	2024
Accrued compensation and benefits	$108.1	$117.8
Income taxes payable	99.1	90.8
Deferred revenue	213.4	261.8
Sales related reserves	329.7	580.6
Current portion of lease liabilities	35.7	32.6
Accrued expenses and other liabilities	208.5	223.4
Total accrued liabilities	$994.5	$1,307.0

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

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2025	2024
Other assets:
ROU assets	$146.3	$156.3
Total lease assets	$146.3	$156.3
Accrued liabilities:
Current portion of lease liabilities	$35.7	$32.6
Other long-term liabilities:
Non-current portion of lease liabilities	115.1	128.7
Total lease liabilities	$150.8	$161.3

The following table presents the maturities of lease liabilities as of March 31, 2025 (in millions):

Fiscal year ending March 31,	Operating Leases
2026	$43.0
2027	39.7
2028	28.8
2029	18.7
2030	15.5
Thereafter	25.2
Total lease payments	170.9
Less: Imputed lease interests	20.1
Total lease liabilities	$150.8

The Company's weighted-average remaining lease-term and weighted-average discount rate at March 31, 2025 are as follows:

Weighted average remaining lease-term (years)	4.90
Weighted average discount rate	4.55%

The Company's total lease expense is as follows (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating lease expense	$61.8	$60.4	$56.6

Note 11. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of March 31, 2025, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2026	$221.6
2027	129.9
2028	112.5
2029	64.3
2030	70.5
Thereafter	72.1
Total	$670.9

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $195.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2025, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters (other than certain tax matters in the U.S., Germany, and Malaysia as described in Note 12 below) will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2025, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 12. Income Taxes

The income tax provision (benefit) consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Income before income taxes:
U.S.	$(131.5)	$555.5	$674.7
Foreign	170.4	1,810.4	2,235.0
Total income before income taxes	$38.9	$2,365.9	$2,909.7
Current provision:
U.S. Federal	$127.5	$347.5	$389.5
State	—	20.0	5.0
Foreign	55.2	118.7	72.0
Total current provision	$182.7	$486.2	$466.5
Deferred provision (benefit):
U.S. Federal	$(101.0)	$(106.4)	$53.7
State	(5.5)	(12.3)	4.6
Foreign	(36.8)	91.5	147.2
Total deferred provision (benefit)	(143.3)	(27.2)	205.5
Income tax provision	$39.4	$459.0	$672.0

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before income taxes.  The sources and tax effects of the differences in the total income tax provision are as follows (amounts in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Computed expected income tax provision	$8.2	$496.8	$611.0
State income taxes, net of federal benefit	(2.1)	15.7	8.6
Effects of foreign operations - rate differential	(19.2)	(149.3)	(184.0)
Effects of foreign operations - other, net of foreign tax credits	55.0	212.2	258.9
Foreign-derived intangible income (FDII)	(3.1)	(3.6)	—
Business realignment of intellectual property rights	5.7	0.4	—
Change in uncertain tax positions	45.1	5.8	50.6
Share-based compensation	(14.1)	(8.4)	(11.4)
R&D tax credits	(60.1)	(69.8)	(63.8)
Income tax holidays	(12.0)	(22.5)	(26.7)
Nondeductible Expenses	6.0	7.7	9.4
Other	13.4	2.6	10.3
Change in valuation allowance	16.6	(28.6)	9.1
Income tax provision	$39.4	$459.0	$672.0

The foreign tax rate differential benefit primarily relates to the Company's operations in Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant, and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2026 and 2033, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $12.0 million, $22.5 million, and $26.7 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The impact of the tax holidays increased each of the basic and diluted net income per common share by $0.02 in fiscal 2025, $0.04 in fiscal 2024, and $0.05 in fiscal 2023.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$51.8	$50.2
Capital loss carryforward	9.8	10.5
Disallowed expense carryforwards	242.8	97.8
Income tax credits	266.8	267.8
Intangible assets	1,192.1	1,277.0
Inventory valuation	130.4	72.0
Lease liabilities	33.2	36.2
Net operating loss carryforward	59.3	64.8
Share-based compensation	53.5	40.6
Other	25.6	15.5
Gross deferred tax assets	2,065.3	1,932.4
Valuation allowances	(287.4)	(270.8)
Deferred tax assets, net of valuation allowances	1,777.9	1,661.6
Deferred tax liabilities:
Intangible assets	(50.3)	(59.0)
ROU assets	(31.7)	(34.5)
Property, plant and equipment	(1.6)	(0.4)
Deferred tax liabilities	(83.6)	(93.9)
Net deferred tax asset	$1,694.3	$1,567.7

Reported as:
Non-current deferred tax assets	$1,728.1	$1,596.5
Non-current deferred tax liability	(33.8)	(28.8)
Net deferred tax asset	$1,694.3	$1,567.7

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

 Additions and deductions related to the valuation allowance for deferred tax assets for the three fiscal years were as follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2025	$270.8	$22.2	$(5.6)	$287.4
Fiscal 2024	$299.4	$6.5	$(35.1)	$270.8
Fiscal 2023	$290.3	$19.3	$(10.2)	$299.4

The Company had federal, state and foreign net operating loss (NOL) carryforwards with an estimated tax effect of $59.3 million available at March 31, 2025, which expire at various times between fiscal 2026 and fiscal 2045, of which a portion of the NOL carryforwards do not expire. The Company had capital loss carryforwards with an estimated tax effect of $9.8 million available at March 31, 2025, which begin to expire in fiscal 2026. The Company had federal, state and foreign credits of $257.3 million available at March 31, 2025, which begin to expire in fiscal 2026. The Company had refundable tax credits in foreign jurisdictions of $9.5 million available at March 31, 2025. The Company had disallowed expense carryforwards with an estimated tax effect of $242.8 million available at March 31, 2025. These expense carryforwards do not expire.

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

During fiscal 2018, the Company recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which the Company expected cash payments of approximately $293.6 million. This tax is payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025 and fiscal 2026. As of March 31, 2025, the Company's transition tax payable was $73.4 million, which is payable within the next 12 months and is included within accrued liabilities.

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

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes.  Although the Company believes that it has appropriately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different than expectations.  The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, tax litigation, interaction with taxing authorities, the closing of a statutory audit period or changes in applicable tax law.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the three fiscal years (amounts in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Beginning gross unrecognized tax benefit	$792.4	$848.0	$804.1
Decreases related to settlements with tax authorities	(0.7)	(5.8)	(0.4)
Decreases related to statute of limitation expirations	(6.9)	(3.3)	(11.7)
Increases related to current year tax positions	27.1	37.4	65.9
Increases (decreases) related to prior year tax positions	9.3	(83.9)	(9.9)
Ending gross unrecognized tax benefits	$821.2	$792.4	$848.0

As of March 31, 2025 and March 31, 2024, the Company had accrued interest and penalties related to tax contingencies of $135.8 million and $104.6 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023 interest and penalties charged to operations were $31.2 million, $24.2 million, and $7.6 million, respectively.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2024. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2025, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $821.2 million and $792.4 million as of March 31, 2025, and March 31, 2024, respectively, of which $706.4 million and $682.4 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty arising from new information, status of tax examinations, tax litigation, and legislative changes. The Company is unable to reasonably estimate the change in the unrecognized tax benefits in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

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

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, the Company entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to $410.0 million. The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

In January 2025, the Company received several assessments from the German Tax Authorities (GTA) regarding the German extraterritorial taxation of royalty payments between nonresidents (referred to as offshore receipts in respect of intangible property or ORIP) and intellectual property transfers by nonresidents (referred to as extraterritorial capital gains taxation or ETT). If the assessment is upheld, it could result in income taxes and penalties up to $92.0 million. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

The Company firmly believes that the assessments described above are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend its positions and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB, and GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 13. Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain of its foreign employees. Most of these defined pension plans, which were acquired in prior acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements and are based on years of service and employee compensation levels.

The change in projected benefit obligation and the accumulated benefit obligation was immaterial for fiscal 2025 and fiscal 2024. As of March 31, 2025, the Company has recorded $74.5 million related to the pension plans in the consolidated balance sheets.

Future estimated expected benefit payments for fiscal year 2026 through 2035 are as follows (in millions):

Fiscal Year Ending March 31,	Amount
2026	$11.2
2027	6.7
2028	6.0
2029	6.9
2030	6.9
2031 through 2035	46.2
Total	$83.9

Note 14. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of sales (1)	$21.8	$25.6	$27.2
Research and development	104.6	94.3	83.1
Selling, general and administrative	54.0	57.6	60.1
Pre-tax effect of share-based compensation	180.4	177.5	170.4
Income tax benefit	37.9	37.5	36.4
Net income effect of share-based compensation	$142.5	$140.0	$134.0

(1) During the fiscal year ended March 31, 2025, $17.4 million of share-based compensation expense was capitalized to inventory and $21.8 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2024, $19.0 million of share-based compensation expense was capitalized to inventory and $25.6 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2023, $19.7 million of share-based compensation expense was capitalized to inventory and $27.2 million of previously capitalized share-based compensation expense in inventory was sold.

Incentive Plans

The Company has granted RSUs to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company grants RSUs with a service condition and PSUs under the 2004 plan. Under the 2004 plan, 72,389,717 shares of common stock have been authorized for issuance and 10,843,385 shares of common stock remain available for future grants as of March 31, 2025.

Restricted Stock Units

The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees.

RSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2022	9,848,955	$52.74
Granted	3,054,320	$61.76
Forfeited	(815,738)	$55.14
Vested	(3,423,935)	$45.08
Nonvested shares at March 31, 2023	8,663,602	$58.72
Granted	2,535,772	$77.28
Forfeited	(474,397)	$64.37
Vested	(2,510,781)	$48.56
Nonvested shares at March 31, 2024	8,214,196	$67.22
Granted	4,921,190	$70.74
Forfeited	(1,191,134)	$71.27
Vested	(2,365,815)	$60.12
Nonvested shares at March 31, 2025	9,578,437	$70.28

The total intrinsic value of RSUs which vested during the fiscal years ended March 31, 2025, 2024 and 2023 was $176.2 million, $201.4 million and $256.3 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2025 was $463.7 million, calculated based on the closing price of the Company's common stock of $48.41 per share on March 31, 2025.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2026 through fiscal 2030 related to unvested RSUs at March 31, 2025 is $414.3 million.  The weighted average period over which the unearned RSUs compensation is expected to be recognized is approximately 2.16 years.

Performance Stock Units

The Company has granted performance-based PSUs to a group of executive officers and employees. For the performance-based PSUs, the number of shares of the Company's common stock expected to vest will range from 0% to 200% of the target grant amount based on the Company's two-year or three-year cumulative non-GAAP operating margin percentage. Prior to fiscal 2023, the Company granted market-based PSUs to executive officers. For the market-based PSUs, the number of shares of the Company's common stock expected to be received at vesting will range from 0% to 200% of the target grant amount based on the total shareholder return (TSR) of the Company's common stock measured against the TSR of a defined peer group of companies over the applicable two-year or three-year measurement period. TSR is a measure of the stock price appreciation plus any dividends paid in the performance period.

PSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2022	257,060	$74.76
Granted	172,334	$60.88
Forfeited	(48,524)	$66.71
Vested	—	$—
Nonvested shares at March 31, 2023	380,870	$69.51
Granted	123,747	$77.61
Forfeited	(2,883)	$100.20
Vested	—	$—
Nonvested shares at March 31, 2024	501,734	$71.33
Granted	183,304	$71.92
Forfeited	(207,481)	$72.21
Vested	(159,293)	$70.71
Nonvested shares at March 31, 2025	318,264	$71.45

The aggregate intrinsic value of PSUs outstanding at March 31, 2025 was $15.4 million, calculated based on the closing price of the Company's common stock of $48.41 per share on March 31, 2025.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2026 through fiscal 2030 related to unvested PSUs at March 31, 2025 is $7.8 million.  The weighted average period over which the unearned PSUs compensation is expected to be recognized is approximately 1.93 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan (collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 36,088,751 shares of common stock have been authorized for issuance and 8,115,202 shares remain available for future purchases as of March 31, 2025.

Employees purchased 1,102,689 shares of common stock in the fiscal year ended March 31, 2025 for an aggregate purchase price of $65.5 million under the employee stock purchase plans compared to 1,375,324 shares of common stock for an aggregate purchase price of $81.7 million in the fiscal year ended March 31, 2024 and 1,424,850 shares of common stock for a purchase price of $81.2 million in the fiscal year ended March 31, 2023. As of March 31, 2025, unrecognized share-based compensation costs related to the employee stock plans totaled $6.6 million, which will be recognized over a period of approximately five months.

Note 15. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2022	—	577.8	23.3
Repurchase of common stock	—	—	12.9
Common stock issued under employee equity incentive plans	—	4.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(1.0)	—
Treasury stock used for new issuances	—	(3.9)	(3.9)
Balance at March 31, 2023	—	577.8	32.3
Repurchase of common stock	—	—	11.9
Common stock issued under employee equity incentive plans	—	4.0	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.9)	—
Treasury stock used for new issuances	—	(3.1)	(3.1)
Balance at March 31, 2024	—	577.8	41.1
Repurchase of common stock	—	—	1.0
Issuance of Series A Preferred Stock	1.5	—	—
Common stock issued under employee equity incentive plans	—	3.6	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.8)	—
Treasury stock used for new issuances	—	(2.8)	(2.8)
Shares issued to settle convertible debt	—	0.2	—
Balance at March 31, 2025	1.5	578.0	39.3

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. During the fiscal year ended March 31, 2025, the Company purchased approximately 1.0 million shares of its common stock for a total cost of $89.6 million, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act), compared to approximately 11.9 million shares of its common stock repurchased for a total cost of $988.9 million in the fiscal year ended March 31, 2024, and 12.9 million shares of its common stock repurchased for a total of $945.8 million in the fiscal year ended March 31, 2023. As of March 31, 2025, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2025, the Company had approximately 39.3 million treasury shares.

Series A Mandatory Convertible Preferred Stock

In March 2025, the Company issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of its Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and a $0.001 per share par value. As a result of the transaction, the Company received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the consolidated balance sheets until paid.

Unless earlier converted, each share of Series A Preferred Stock will automatically convert on March 15, 2028, into between 16.0060 shares and 19.6080 shares of the Company's common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments described in the certificate of designations governing the Series A Preferred Stock (Certificate of Designations). The applicable market value of the Company's common stock will be determined based on the average volume-weighted average price per share of the common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to March 15, 2028.

If a fundamental change, as defined in the Certificate of Designations, occurs on or prior to March 15, 2028, then holders of the Series A Preferred Stock will be entitled to convert all or any portion of their shares into shares of the Company's common stock at the fundamental change conversion rate, as defined in the Certificate of Designations, for a specified period of time and also to receive an amount to compensate such holders for unpaid accumulated dividends and any remaining future scheduled dividend payments. Other than during a fundamental change conversion period, at any time prior to March 15, 2028, holders of Series A Preferred Stock may elect to convert all or any portion of their shares at a conversion rate of 16.0060 shares of common stock per share of Series A Preferred Stock, subject to certain anti-dilution and other adjustments as described in the Certificate of Designations.

In connection with the issuance of the 29.7 million Depositary Shares, representing approximately 1.5 million shares of its Series A Preferred Stock, the Company entered into capped call option transactions with several financial institutions at a cost of $55.1 million. Upon conversion of the Series A Preferred Stock, the Company may exercise the capped call options subject to a cap price of $71.40 per share, subject to certain adjustments under the terms of the capped call options, which are generally expected to reduce the potential dilution to the Company's common stock upon conversion of the Series A Preferred Stock and/or offset any cash payments the Company is required to make. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

Common Stock Dividends

In October 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock. The Company has continued to pay quarterly dividends and has increased the amount of such dividends on a regular basis. Cash dividends paid per share were $1.816, $1.682 and $1.263 during fiscal 2025, 2024 and 2023, respectively. Total dividend payments amounted to $975.7 million, $911.5 million and $695.3 million during fiscal 2025, 2024 and 2023, respectively.

Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax (in millions):

	Minimum Pension Liability	Foreign Currency	Total
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)
Net other comprehensive income	1.8	—	1.8
Balance at March 31, 2025	$13.4	$(15.1)	$(1.7)

Balance at March 31, 2023	$11.0	$(15.1)	$(4.1)
Net other comprehensive income	0.6	—	0.6
Balance at March 31, 2024	$11.6	$(15.1)	$(3.5)