Form 10-Q
period 2025-06-30
MICROCHIP TECHNOLOGY INC
filed 2025-08-07
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(480) 792-7200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	MCHP	NASDAQ Stock Market LLC
(Nasdaq Global Select Market)
Depositary Shares, each representing a 1/20th interest in a share of 7.50% Series A Mandatory Convertible Preferred Stock $0.001 par value per share	MCHPP	NASDAQ Stock Market LLC
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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of July 28, 2025 was 539,679,667.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.250% 2025 Notes	2025 Senior Unsecured Notes, maturing on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Convertible Debt, matured on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time, further updated to $2.25 billion outstanding at any one time pursuant to the Credit Agreement, as amended in March 2025
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt and 2024 Senior Convertible Debt.
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
EAR	Export Administration Regulation
ESEs	Embedded solutions engineers
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Commercial Paper, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock, issued on March 25, 2025, $0.001 par value per share
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	June 30,	March 31,
	2025	2025
Cash and cash equivalents	$566.5	$771.7
Accounts receivable, net	765.5	689.7
Inventories	1,169.1	1,293.5
Other current assets	252.7	236.4
Total current assets	2,753.8	2,991.3
Property, plant and equipment, net	1,153.9	1,183.7
Goodwill	6,695.4	6,684.8
Intangible assets, net	2,292.2	2,389.0
Long-term deferred tax assets	1,734.6	1,728.1
Other assets	349.6	397.7
Total assets	$14,979.5	$15,374.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$161.9	$160.6
Accrued liabilities	1,028.5	994.5
Total current liabilities	1,190.4	1,155.1
Long-term debt	5,458.1	5,630.4
Long-term income tax payable	640.2	633.4
Long-term deferred tax liability	36.3	33.8
Other long-term liabilities	797.4	843.6
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at June 30, 2025 and March 31, 2025, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,423,869 shares issued and 539,676,850 shares outstanding at June 30, 2025; 577,996,915 shares issued and 538,704,604 shares outstanding at March 31, 2025	0.6	0.6
Additional paid-in capital	3,974.0	3,909.9
Common stock held in treasury: 38,747,019 shares at June 30, 2025; 39,292,311 shares at March 31, 2025	(2,600.3)	(2,611.6)
Accumulated other comprehensive loss	(6.4)	(1.7)
Retained earnings	5,489.2	5,781.1
Total stockholders' equity	6,857.1	7,078.3
Total liabilities and stockholders' equity	$14,979.5	$15,374.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,
	2025	2024
Net sales	$1,075.5	$1,241.3
Cost of sales	498.8	504.4
Gross profit	576.7	736.9

Research and development	255.5	241.7
Selling, general and administrative	159.3	150.5
Amortization of acquired intangible assets	107.6	123.0
Special charges and other, net	22.2	2.6
Operating expenses	544.6	517.8

Operating income	32.1	219.1

Interest income	4.9	2.8
Interest expense	(57.4)	(61.8)
Other income, net	4.6	1.7
(Loss) income before income taxes	(15.8)	161.8
Income tax provision	2.8	32.5
Net (loss) income	(18.6)	129.3
Dividends on Series A Preferred Stock	(27.8)	—
Net (loss) income attributable to common stockholders	$(46.4)	$129.3

Basic net (loss) income per common share	$(0.09)	$0.24
Diluted net (loss) income per common share	$(0.09)	$0.24
Dividends declared per common share	$0.455	$0.452
Basic common shares outstanding	539.2	536.7
Diluted common shares outstanding	539.2	542.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions; unaudited)

	Three Months Ended June 30,
	2025	2024
Net (loss) income	$(18.6)	$129.3
Components of other comprehensive loss:
Actuarial losses related to defined benefit pension plans, net of tax effect	(4.7)	(0.2)
Other comprehensive loss, net of tax effect	(4.7)	(0.2)
Comprehensive (loss) income	$(23.3)	$129.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(18.6)	$129.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	171.1	188.7
Deferred income taxes	(3.0)	(8.1)
Share-based compensation expense related to equity incentive plans	52.9	44.0
Amortization of debt discount	1.4	16.6
Amortization of debt issuance costs	1.4	2.0
Impairment of intangible assets	2.2	—
Other	(0.6)	(18.4)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(75.8)	47.9
Decrease in inventories	125.0	9.2
Increase (decrease) in accounts payable and accrued liabilities	27.6	(41.2)
Change in other assets and liabilities	(3.4)	(20.7)
Change in income tax payable	(4.6)	27.8
Net cash provided by operating activities	275.6	377.1
Cash flows from investing activities:
Proceeds from capital-related government incentives	4.8	0.1
Investments in other assets	(23.8)	(52.7)
Capital expenditures	(17.9)	(72.9)
Net cash used in investing activities	(36.9)	(125.5)
Cash flows from financing activities:
Proceeds from issuance of Commercial Paper	—	3,573.4
Repayments of Commercial Paper	(174.1)	(4,637.5)
Proceeds from issuance of convertible debt	—	1,250.0
Deferred financing costs	—	(15.6)
Purchase of capped call options	—	(105.0)
Proceeds from sale of common stock	12.4	13.1
Tax payments related to shares withheld for vested RSUs	(8.4)	(18.9)
Repurchase of common stock	—	(72.7)
Payment of cash dividends on Series A Preferred Stock	(25.1)	—
Payment of cash dividends on common stock	(245.5)	(242.6)
Capital lease payments	(0.4)	(0.4)
Other Financing	(2.8)	—
Net cash used in financing activities	(443.9)	(256.2)
Net decrease in cash and cash equivalents	(205.2)	(4.6)
Cash and cash equivalents, at beginning of period	771.7	319.7
Cash and cash equivalents, at end of period	$566.5	$315.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2024	$—	$0.5	$2,482.9	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	—	—	13.1	—	—	—	13.1
RSU withholdings	—	—	(18.9)	—	—	—	(18.9)
Treasury stock used for new issuances	—	—	(13.0)	13.0	—	—	—
Repurchase of common stock	—	—	—	(72.7)	—	—	(72.7)
Purchase of capped call options	—	—	(105.0)	—	—	—	(105.0)
Share-based compensation	—	—	45.2	—	—	—	45.2
Dividends on common stock	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	$—	$0.5	$2,404.3	$(2,641.3)	$(3.7)	$6,646.2	$6,406.0

Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3
Net loss	—	—	—	—	—	(18.6)	(18.6)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.4	—	—	—	12.4
RSU withholdings	—	—	(8.4)	—	—	—	(8.4)
Treasury stock used for new issuances	—	—	(11.3)	11.3	—	—	—
Share-based compensation	—	—	52.3	—	—	—	52.3
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.5)	(245.5)
Balance at June 30, 2025	$—	$0.6	$3,974.0	$(2,600.3)	$(6.4)	$5,489.2	$6,857.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or for any other period.

Note 2. Recently Issued Accounting Pronouncements and Other Developments

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company for the fiscal period ending March 31, 2026. All entities should apply the guidance prospectively but have the option to apply it retrospectively. The new standard will result in enhanced disclosures in the Company's financial statements.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Three Months Ended June 30, 2025
	Semiconductor products	Technology licensing	Total
Net sales	$1,042.5	$33.0	$1,075.5
Cost of sales	498.8	—	498.8
Gross profit	$543.7	$33.0	$576.7

	Three Months Ended June 30, 2024
	Semiconductor products	Technology licensing	Total
Net sales	$1,219.1	$22.2	$1,241.3
Cost of sales	504.4	—	504.4
Gross profit	$714.7	$22.2	$736.9

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2025	2024
Mixed-signal Microcontrollers	$532.6	$644.7
Analog	316.2	330.6
Other	226.7	266.0
Total net sales	$1,075.5	$1,241.3

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended June 30,
	2025	2024
Distributors	$507.0	$584.4
Direct customers	535.5	634.7
Licensees	33.0	22.2
Total net sales	$1,075.5	$1,241.3

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of June 30, 2025, the Company had approximately $418.5 million of deferred revenue, of which $160.1 million is included within accrued liabilities and the remaining $258.4 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2025, the Company had approximately $597.9 million of deferred revenue, of which $213.4 million is included within accrued liabilities and the remaining $384.5 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $62.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the three months ended June 30, 2025. Approximately $73.8 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024 was recognized as revenue during the three months ended June 30, 2024.

Of the $418.5 million of deferred revenue as of June 30, 2025, $334.3 million is cash collected from customers under LTSAs, of which $93.0 million is included within accrued liabilities and $241.3 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $84.2 million of deferred revenue as of June 30, 2025 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $84.2 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2025	2024
Net (loss) income	$(18.6)	$129.3
Dividends on Series A Preferred Stock	(27.8)	—
Net (loss) income attributable to common stockholders	(46.4)	129.3
Basic weighted average common shares outstanding	539.2	536.7
Dilutive effect of RSUs	—	5.2
Dilutive effect of 2015 Senior Convertible Debt	—	0.2
Dilutive effect of 2017 Senior Convertible Debt	—	0.7
Dilutive effect of Series A Preferred Stock	—	—
Diluted weighted average common shares outstanding	539.2	542.8
Basic net (loss) income per common share	$(0.09)	$0.24
Diluted net (loss) income per common share	$(0.09)	$0.24

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the three months ended June 30, 2025, the calculation of diluted net loss per common share excluded 3.0 million common shares from employee equity incentive plans, 0.3 million common shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt, and 27.0 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive as the Company generated a net loss.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended June 30,
	2025	2024
2015 Senior Convertible Debt(1)	$—	$28.66
2017 Senior Convertible Debt	$43.47	$44.69
2020 Senior Convertible Debt(2)	$—	$91.23
2024 Senior Convertible Debt	$121.82	$121.84
(1) The weighted average conversion price per share for the 2015 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in February 2025.
(2) The weighted average conversion price per share for the 2020 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in November 2024.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			June 30,	March 31,
			2025	2025
Commercial Paper			$—	$175.0
4.250% 2025 Notes	4.250%	4.6%	1,200.0	1,200.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness			4,200.0	4,375.0
Senior Subordinated Convertible Debt - Principal Outstanding
2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
Total Convertible Debt			1,288.0	1,288.0

Gross long-term debt including current maturities			5,488.0	5,663.0
Less: Debt discount(2)			(11.4)	(13.1)
Less: Debt issuance costs(3)			(18.5)	(19.5)
Net long-term debt including current maturities			5,458.1	5,630.4
Less: Current maturities(4)			—	—
Net long-term debt			$5,458.1	$5,630.4

(1) The Company had no outstanding borrowings under the Revolving Credit Facility at June 30, 2025 and at March 31, 2025.

(2) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2025	2025
Commercial Paper	$—	$(0.1)
4.250% 2025 Notes	(0.5)	(1.3)
4.900% 2028 Notes	(3.0)	(3.3)
5.050% 2029 Notes	(4.0)	(4.3)
5.050% 2030 Notes	(3.9)	(4.1)
Total unamortized discount	$(11.4)	$(13.1)

(3) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2025	2025
4.250% 2025 Notes	$(0.1)	$(0.2)
4.900% 2028 Notes	(1.5)	(1.7)
5.050% 2029 Notes	(1.7)	(1.8)
5.050% 2030 Notes	(1.7)	(1.7)
2017 Senior Convertible Debt	(0.1)	(0.1)
2024 Senior Convertible Debt	(13.4)	(14.0)
Total debt issuance costs	$(18.5)	$(19.5)

(4) As of June 30, 2025, the 4.250% 2025 Notes which mature on September 1, 2025, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis. As of June 30, 2025, the 2017 Senior Convertible Debt was convertible and was excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2025, the outstanding Commercial Paper which matures within the three months ending June 30, 2025, and the 4.250% 2025 Notes which mature on September 1, 2025, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of June 30, 2025, are as follows (in millions):

Fiscal year ending March 31,	Amount
2026	$1,200.0
2027	38.0
2028	1,000.0
2029	1,000.0
2030	1,000.0
Thereafter	1,250.0
Total	$5,488.0

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2025
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.0022	$43.47	11.5020	32.7781
2024 Senior Convertible Debt(1)	8.2090	$121.82	—	10.4664
(1) As of June 30, 2025, the 2024 Senior Convertible Debt was not convertible. As of June 30, 2025, the holders of the 2017 Convertible Debt have the right to convert their notes between July 1, 2025 and September 30, 2025 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2025.

With the exception of the 2024 Senior Convertible Debt, which may be redeemed by the Company on or after June 5, 2027, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. Under the terms of the applicable indenture, the Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest. Additionally, holders of the 2024 Senior Convertible Debt may require the Company to purchase all or a portion of their 2024 Senior Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest if, prior to the close of business on the business day immediately preceding June 1, 2027, the last reported sale price of our common stock is less than the applicable conversion price of the 2024 Senior Convertible Debt.

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2025	2024
Debt issuance cost amortization	$0.7	$0.9
Debt discount amortization	1.4	16.6
Interest expense	51.0	41.3
Total interest expense on Senior Indebtedness	53.1	58.8
Debt issuance cost amortization	0.7	1.1
Coupon interest expense	2.5	1.1
Total interest expense on Convertible Debt	3.2	2.2
Other interest expense	1.1	0.8
Total interest expense	$57.4	$61.8

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of June 30, 2025, the Company had no Commercial Paper outstanding. Pursuant to the Credit Agreement, as amended and restated in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program was updated to $2.25 billion.

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

The carrying amount of cash equivalents, which include money market funds, approximates fair value because their maturity is less than three months. The Company held $289.1 million of cash and cash equivalents in the form of money-market funds as of June 30, 2025. The amount of cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2025 was $491.1 million. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The fair value of the Company's Commercial Paper is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's Commercial Paper approximates the carrying value excluding debt discounts and debt issuance costs and are considered Level 2 in the fair value hierarchy. The Company measures the fair value of its Convertible Debt and Senior Notes for disclosure purposes. These fair values are based on observable market prices for this debt, which is traded in less active markets and are therefore classified as a Level 2 fair value measurement.

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2025		March 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$—	$—	$174.9	$175.0
4.250% 2025 Notes	1,199.4	1,199.0	1,198.5	1,196.9
4.900% 2028 Notes	995.5	1,012.0	995.0	1,002.5
5.050% 2029 Notes	994.3	1,015.9	993.9	1,005.8
5.050% 2030 Notes	994.4	1,014.7	994.2	996.9
2017 Senior Convertible Debt	37.9	76.2	37.9	57.7
2024 Senior Convertible Debt	1,236.6	1,229.6	1,236.0	1,173.4
Total	$5,458.1	$5,547.4	$5,630.4	$5,608.2
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	June 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,161.5	$(5,082.5)	$2,079.0
Customer-related	202.5	(155.9)	46.6
In-process research and development	50.8	—	50.8
Software licenses	261.1	(145.3)	115.8
Total	$7,675.9	$(5,383.7)	$2,292.2

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,149.9	$(4,981.6)	$2,168.3
Customer-related	199.5	(152.8)	46.7
In-process research and development	50.8	—	50.8
Software licenses	259.3	(136.1)	123.2
Total	$7,659.5	$(5,270.5)	$2,389.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2026 through fiscal 2030, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2026	$395.1
2027	$425.0
2028	$320.0
2029	$246.8
2030	$239.8

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2025	2024
Amortization expense charged to cost of sales	$5.2	$3.7
Amortization expense charged to operating expense	126.4	142.0
Total amortization expense	$131.6	$145.7

The Company recognized impairment charges of $2.2 million in the three months ended June 30, 2025. There were no impairment charges in the three months ended June 30, 2024.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2025	$6,665.6	$19.2
Additions due to acquisition	10.6	—
Balance at June 30, 2025	$6,676.2	$19.2

At March 31, 2025, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through June 30, 2025, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2025	2025
Trade accounts receivable	$755.1	$684.1
Other	16.1	11.5
Total accounts receivable, gross	771.2	695.6
Less: allowance for expected credit losses	5.7	5.9
Total accounts receivable, net	$765.5	$689.7

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2025	2025
Raw materials	$165.8	$174.8
Work in process	793.2	857.6
Finished goods	210.1	261.1
Total inventories	$1,169.1	$1,293.5

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2025	2025
Land	$84.8	$84.8
Building and building improvements	702.5	705.9
Machinery and equipment	2,313.1	2,311.3
Projects in process	428.4	424.1
Total property, plant and equipment, gross	3,528.8	3,526.1
Less: accumulated depreciation and amortization	2,374.9	2,342.4
Total property, plant and equipment, net	$1,153.9	$1,183.7

Depreciation expense attributed to property, plant and equipment was $39.5 million for the three months ended June 30, 2025, compared to $43.0 million for the three months ended June 30, 2024.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2025 and 2024, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2025	2025
Accrued compensation and benefits	$129.2	$108.1
Income taxes payable	86.2	99.1
Deferred revenue	160.1	213.4
Sales related reserves	365.4	329.7
Current portion of lease liabilities	36.4	35.7
Accrued expenses and other liabilities	251.2	208.5
Total accrued liabilities	$1,028.5	$994.5

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of June 30, 2025, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2026	$225.9
2027	130.9
2028	112.5
2029	66.3
2030	70.7
Thereafter	72.1
Total	$678.4

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $197.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2025, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters (other than certain tax matters in the U.S., Germany, and Malaysia as described in Note 11 below) will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2025, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate for the interim period ended June 30, 2025 is (17.02)% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2025 and June 30, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

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

The Company firmly believes that the assessments described above are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend its positions and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB, or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2025	2024
Cost of sales(1)	$7.7	$6.6
Research and development	29.1	23.3
Selling, general and administrative	16.1	14.1
Pre-tax effect of share-based compensation	52.9	44.0
Income tax benefit	10.9	9.2
Net income effect of share-based compensation	$42.0	$34.8
(1) During the three months ended June 30, 2025, $3.6 million of share-based compensation expense was capitalized to inventory and $7.7 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2024, $5.0 million of share-based compensation expense was capitalized to inventory and $6.6 million of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2024	—	577.8	41.1
Repurchase of common stock	—	—	0.8
Common stock issued under employee equity incentive plans	—	0.8	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2024	—	577.8	41.3

Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	0.7	—

	Series A Preferred Stock	Common Stock	Treasury Stock
Common stock withheld for tax withholdings on employee equity awards	—	(0.1)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2025	1.5	578.4	38.7

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock during the three months ended June 30, 2025. As of June 30, 2025, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2025, the Company had approximately 38.7 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the condensed consolidated balance sheets until paid. A quarterly cash dividend of $16.875 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on June 16, 2025 in the aggregate amount of $25.1 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on August 7, 2025 and will be paid on September 15, 2025 to the holders of Series A Preferred Stock of record as of September 1, 2025.

The following table provides the conversion rate per share of our Series A Preferred Stock, subject to certain anti-dilution adjustments:

Applicable Market Value of Common Stock	Conversion Rate per share of Series A Preferred Stock
Greater than $62.4766	16.0060 shares of common stock
Equal to or less than $62.4766 but greater than or equal to $50.9996	Between 16.0060 and 19.6080 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $50.9996	19.6080 shares of common stock

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

Common Stock Dividends

A quarterly cash dividend of $0.455 per share was paid on June 5, 2025 in the aggregate amount of $245.5 million.  A quarterly cash dividend of $0.455 per share was declared on August 7, 2025 and will be paid on September 5, 2025 to stockholders of record as of August 22, 2025. The Company expects the September 2025 payment of its quarterly cash dividend to be approximately $245.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II - Item 1A. Risk Factors" contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 37 and elsewhere in this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
•Our expectation that we will experience period-to-period fluctuations in operating results, gross margins, and product mix;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During most of fiscal 2025, our overall business was weak as we navigated through a large inventory correction. However, in the first quarter of fiscal 2026, we saw a significant improvement in our overall business compared to the fourth quarter of fiscal 2025. Net sales in our mixed-signal microcontroller and analog product lines increased from the March 2025 quarter. Net sales in all geographies were also up from the March 2025 quarter. Consistent with the business recovery plan which we implemented in March 2025, we reduced inventory and days of inventory in the June 2025 quarter compared to the March 2025 quarter. Most of our factory expansion activity remains paused as we continue to execute our recovery plan and take actions to further reduce inventory.

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit mixed-signal microcontrollers, microprocessors, analog, FPGA, and memory products. With over 30 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including AI/ML, data centers, edge computing and Internet of Things (IoT), E-mobility, networking and connectivity, and sustainability, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test. Due to high inventory levels and ample capacity, on December 2, 2024, we announced our decision to close our Tempe, Arizona wafer fabrication facility that we refer to as Fab 2 and the closure of Fab 2 was completed in May 2025. Many of the process technologies that ran in Fab 2 also run in our Oregon and Colorado factories, which both have ample clean room space for expansion, and we are transferring production of many devices from Fab 2 to our Oregon and Colorado locations. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles and capture a portion of the wafer manufacturing and assembly and testing profit margin.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2026 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	46.4	40.6
Gross profit	53.6	59.4

Research and development	23.8	19.5
Selling, general and administrative	14.8	12.1
Amortization of acquired intangible assets	9.9	9.9
Special charges and other, net	2.1	0.2
Operating income	3.0%	17.7%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$1,075.5	$1,241.3	(13.4)%

The decrease in net sales in the three months ended June 30, 2025 compared to June 30, 2024 was primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the change in our reported net sales for the three months ended June 30, 2025 compared to June 30, 2024 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•economic and competitive conditions in the semiconductor industry;
•our various new product offerings that have increased our served available market;
•customers’ needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products; and
•geopolitical conditions, tariffs and other trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the change in our net sales in the three months ended June 30, 2025 or the three months ended June 30, 2024.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2025	%	2024	%
Mixed-signal Microcontrollers	$532.6	49.5	$644.7	51.9
Analog	316.2	29.4	330.6	26.6
Other	226.7	21.1	266.0	21.5
Total net sales	$1,075.5	100.0	$1,241.3	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 49.5% of our net sales in the three months ended June 30, 2025 compared to approximately 51.9% of our net sales in the three months ended June 30, 2024.

Net sales of our mixed-signal microcontroller products decreased 17.4% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 29.4% of our net sales in the three months ended June 30, 2025 compared to approximately 26.6% of our net sales in the three months ended June 30, 2024.

Net sales from our analog product line decreased 4.4% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 21.1% of our net sales in the three months ended June 30, 2025 compared to approximately 21.5% of our net sales in the three months ended June 30, 2024.

Net sales related to these services and products decreased 14.8% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in net sales was primarily due many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% of our net sales in each of the three months ended June 30, 2025 and June 30, 2024. With the exception of Arrow Electronics, our largest distributor, which accounted for 11% of our net sales in each of the three months ended June 30, 2025 and the three months ended June 30, 2024, no other distributor or direct customer accounted for more than 10% of our net sales in the three months ended June 30, 2025 or in the three months ended June 30, 2024. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2025, our distributors maintained 29 days of inventory of our products compared to 33 days at March 31, 2025.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors have had a material adverse impact on our net sales in recent periods.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2025	%	2024	%
Americas	$307.6	28.6	$374.2	30.2
Europe	225.4	21.0	271.9	21.9
Asia	542.5	50.4	595.2	47.9
Total net sales	$1,075.5	100.0	$1,241.3	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% of our total net sales in the three months ended June 30, 2025 compared to approximately 76% of our total net sales in the three months ended June 30, 2024, respectively. Our net sales in all geographies decreased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in the three months ended June 30, 2025 was $576.7 million, or 53.6% of net sales, compared to $736.9 million, or 59.4% of net sales, in the three months ended June 30, 2024.

The primary reason for the decrease in gross profit of $156.5 million in the three months ended June 30, 2025 compared to June 30, 2024 was an unfavorable net impact of sales volume, product mix, and geographic mix in the three months ended June 30, 2025. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was an adverse impact of $15.6 million in the three months ended June 30, 2025 compared to June 30, 2024. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $1.0 million in the three months ended June 30, 2025 compared to June 30, 2024. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $10.9 million in the three months ended June 30, 2025 compared to June 30, 2024.

Our overall inventory levels were $1.17 billion at June 30, 2025, compared to $1.29 billion at March 31, 2025. We maintained 214 days of inventory on our balance sheet at June 30, 2025 compared to 251 days of inventory at March 31, 2025. Our overall inventory level in dollars decreased as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our days of inventory decreased from the prior quarter levels driven by our inventory reduction actions. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 69% of our assembly requirements were performed in our internal assembly facilities during the three months ended June 30, 2025, compared to 68% during the three months ended June 30, 2024. During the three months ended June 30, 2025, approximately 68% of our test requirements were performed in our internal facilities compared to 66% during the three months ended June 30, 2024. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 64% of our net sales came from products that were produced at outside wafer foundries during the three months ended June 30, 2025, compared to 63% during the three months ended June 30, 2024. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended June 30, 2025 were $255.5 million, or 23.8% of net sales, compared to $241.7 million, or 19.5% of net sales, for the three months ended June 30, 2024. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $13.8 million, or 5.7%, for the three months ended June 30, 2025 over the same period last year.  The primary reason for the increase in R&D expenses were higher employee compensation costs, including higher share-based compensation expenses partially offset by our restructuring efforts.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2025 were $159.3 million, or 14.8% of net sales, compared to $150.5 million, or 12.1% of net sales, for the three months ended June 30, 2024.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and ESEs who work remotely from sales offices worldwide to stimulate demand by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $8.8 million, or 5.8%, for the three months ended June 30, 2025 over the same period last year.  The increase in selling, general and administrative expenses was primarily due to higher acquisition related and higher employee compensation costs, including higher share-based compensation expenses partially offset by our restructuring efforts.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2025 was $107.6 million, compared to $123.0 million for the three months ended June 30, 2024. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three months ended June 30, 2025, we incurred special charges and other, net of $22.2 million primarily related to restructuring expenses, including contract exit costs, closure of our Tempe, Arizona wafer fabrication facility and employee separation costs. During the three months ended June 30, 2024 we incurred special charges and other, net of $2.6 million primarily related to restructuring of existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income in the three months ended June 30, 2025 was $4.9 million compared to $2.8 million in the three months ended June 30, 2024.

Interest expense in the three months ended June 30, 2025 was $57.4 million compared to $61.8 million for the three months ended June 30, 2024. The primary reason for the decrease in interest expense in the three months ended June 30, 2025 compared to the same period last year was due to lower debt balances offset by higher interest rates on such outstanding debt balances in the three months ended June 30, 2025.

We had $4.6 million other income, net in the three months ended June 30, 2025, compared to $1.7 million other income, net in the three months ended June 30, 2024. The primary reason for the change in other income in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rate for the three months ended June 30, 2025 and June 30, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2025 and June 30, 2024 was approximately 22%. Our non-U.S. blended statutory tax rates in the three months ended June 30, 2025 and June 30, 2024 were lower than this amount. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

We firmly believe that the assessments described above are without merit and we plan to pursue all available administrative and judicial remedies necessary to resolve these matters. We intend to vigorously defend our position, and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB, or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT is effective beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense or effective tax rate during the three months ending June 30, 2025.

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. While the U.S. has not adopted GMT, several countries where we operate have enacted related legislation, and others are expected to follow. In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the U.K. and the U.S. (the G7), agreed to exclude U.S. Multi-National Entities from certain aspects of the GMT (the G7 Statement). We will continue to monitor developments around this agreement. The impact of the GMT for the three months ending June 30, 2025 was not material to our financial results.

On July 4, 2025, the U.S. president signed into law H.R.1 – One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes will be recognized in the period in which the legislation was enacted. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations. Additional adjustments may be required in periods subsequent to enactment as further information becomes available.

Liquidity and Capital Resources

We had $566.5 million in cash and cash equivalents at June 30, 2025, a decrease of $205.2 million from the March 31, 2025 balance.

Operating Activities

Net cash provided by operating activities was $275.6 million in the three months ended June 30, 2025 primarily due to net loss of $18.6 million, adjusted for non-cash and non-operating charges of $225.4 million and net cash inflows of $68.8 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the three months ended June 30, 2025 include a decrease in inventories, increases in accrued liabilities driven by increases in accrued interest and wage related accruals, partially offset by a decrease due to cash refunded to our customers under the LTSAs, and offset by an increase in trade accounts receivable driven primarily by higher revenue and timing of shipments and collections. Net cash provided by operating activities was $377.1 million in the three months ended June 30, 2024 primarily due to net income of $129.3 million, adjusted for non-cash and non-operating charges of $224.8 million and net cash inflows of $23.0 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $36.9 million in the three months ended June 30, 2025 compared to $125.5 million in the three months ended June 30, 2024. During the three months ended June 30, 2025, and the three months ended June 30, 2024, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2025 were $17.9 million compared to $72.9 million in the three months ended June 30, 2024. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. We have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  Despite pausing our expansion activity, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers. In August 2022, the U.S. government enacted the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and may apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $443.9 million in the three months ended June 30, 2025 compared to $256.2 million in the three months ended June 30, 2024. Significant transactions affecting our net financing cash flows included:
•in the first three months of fiscal 2026, $174.1 million of net cash used to paydown our Commercial Paper balance, and
•in the first three months of fiscal 2025, $80.9 million of net proceeds from the issuance of our 2024 Senior Convertible Debt offset by the purchase of our capped call options, and the paydown of our Commercial Paper balance, and
•in the first three months of fiscal 2026 and fiscal 2025, we paid cash dividends to our common stockholders of $245.5 million and $242.6 million, respectively, and
•in the first three months of fiscal 2026, we paid cash dividends to our preferred stockholders of $25.1 million, and
•in the first three months of fiscal 2025, we repurchased shares of our common stock for $72.7 million.

In March 2025, we entered into a Second Amended and Restated Credit Agreement (the Second Amended and Restated Credit Agreement) pursuant to which the Credit Agreement, was amended and restated in its entirety. The Second Amended and Restated Credit Agreement provides for an unsecured revolving loan facility in an aggregate principal amount of up to $2.25 billion, with a $250.0 million foreign currency sublimit, a $25.0 million letter of credit sublimit and a $20.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement amended the maximum total leverage ratio financial covenant to the following: 5.50 to 1.00 for period ending March 31, 2025, 5.50 to 1.00 for period ending June 30, 2025, 6.25 to 1.00 for period ending September 30, 2025, 5.75 to 1.00 for period ending December 31, 2025, 4.75 to 1.00 for period ending March 31, 2026, 4.00 to 1.00 for period ending June 30, 2026, 3.75 to 1.00 for period ending September 30, 2026, and 3.50 to 1.00 for any such period ended after the Restatement Effective Date that is not a period ending during the Covenant Relief Period. The Covenant Relief Period means the period following the Restatement Effective Date to (but excluding) the earlier of (a) December 31, 2026 and (b) the date in which the Total Leverage Ratio for the most recently ended fiscal quarter shall not exceed 3.50 to 1.00 and certain other conditions are satisfied.

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. Pursuant to the Second Amended and Restated Credit Agreement, in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program was updated to $2.25 billion. As of June 30, 2025, the principal amount of our outstanding indebtedness was $5.49 billion. We had no outstanding borrowings under the Revolving Credit Facility at June 30, 2025 and at March 31, 2025. At June 30, 2025, we had no outstanding principal amount of Commercial Paper compared to $175.0 million at March 31, 2025.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization in the first three months of fiscal 2026. In the first three months of fiscal 2025, we repurchased approximately 0.8 million shares of our common stock for $72.7 million under this authorization. As of June 30, 2025, approximately $1.56 billion remained available for repurchases under the program. As of June 30, 2025, we held approximately 38.7 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments have totaled approximately $7.87 billion. A quarterly dividend of $0.455 per share was declared on August 7, 2025 and will be paid on September 5, 2025 to stockholders of record as of August 22, 2025. We expect the aggregate cash dividend on our common stock for the September 2025 quarter to be approximately $245.7 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. A quarterly cash dividend of $16.875 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on June 16, 2025 in the aggregate amount of $25.1 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on August 7, 2025 and will be paid on September 15, 2025 to the holders of Series A Preferred Stock of record as of September 1, 2025.

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

	As of June 30, 2025	As of March 31, 2025
Current assets, excluding intercompany	$454.2	$671.8
Intercompany receivables from Non-Guarantors	3,403.9	3,527.3
Goodwill and intangible assets	4,580.3	4,586.8
Non-current assets, excluding intercompany	1,176.3	1,213.6
Non-current intercompany receivables from Non-Guarantors	180.4	181.6
Total assets	$9,795.1	$10,181.1

Current liabilities, excluding intercompany	$392.3	$314.9
Intercompany payables due to Non-Guarantors	6,058.0	6,095.1
Long-term debt	5,458.1	5,630.4
Non-current liabilities, excluding intercompany	935.8	959.6
Non-current intercompany payables due to Non-Guarantors	2,114.2	2,116.2
Total liabilities	$14,958.4	$15,116.2

	Three Months Ended June 30, 2025	For the Year Ended March 31, 2025
Revenue, excluding intercompany	$315.4	$1,365.3
Revenue from Non-Guarantors	117.7	400.2
Total revenue	$433.1	$1,765.5
Gross profit, excluding intercompany	194.8	971.0
Gross loss from Non-Guarantors	(48.0)	(378.9)
Total gross profit	$146.8	$592.1
Operating income, excluding intercompany	49.7	483.0
Operating loss from Non-Guarantors	(48.0)	(378.9)
Total operating income	$1.7	$104.1
Net (loss) income, excluding intercompany	(14.0)	210.8
Net loss from Non-Guarantors	(54.4)	(402.8)
Total net income (loss)	$(68.4)	$(192.0)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2025, our current and long-term debt totaled $5.49 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•ability to introduce new products on a timely basis;
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
•risks related to compliance with laws and regulations regarding privacy, data protection, cybersecurity (including U.S. Department of Defense requirements), and handling of government-regulated data (e.g., controlled unclassified information, classified data, export-controlled data);
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
•trade restrictions and increase in tariffs, including those on business in China, or focused on specific companies or types of products;
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
•our ability to decrease or increase our factory capacity as needed to respond to changes in customer demand;
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

Our operating results may be adversely impacted by the financial viability and performance of our licensees, customers, distributors, resellers or suppliers.

We regularly review the financial viability and performance of our licensees, customers, distributors, resellers and suppliers. Any downturn in global or regional economic conditions as a result of the enactment of broad sanctions or tariffs by the U.S. or other countries, high interest rates, high inflation, instability in the banking sector, public health concerns, industry work stoppages, transit stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024 and fiscal 2025, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, transit disruptions, tariffs, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. The U.S. has imposed additional tariffs on imports, and certain countries have imposed retaliatory tariffs on imports that have the U.S. as their country of origin. For example, in March and April 2025, the U.S imposed tariffs on imports from China and other countries and foreign governments imposed tariffs on imports from the U.S. It is unclear what tariffs will apply to semiconductors during this time.

Additional tariffs imposed on components, raw materials, or equipment may increase our costs and have an adverse impact on our operating results in future periods. We also have in the past and may in the future incur increases in manufacturing costs in taking actions which are designed to mitigate the impact of tariffs on our operations. We will attempt to mitigate the impact of these various tariffs on our business but may experience an increase in operating costs, impaired sourcing flexibility, and reduced demand for our products, resulting in reduced revenue.

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

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2026 and during fiscal 2025, approximately 64% of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2026, approximately 31% of our assembly requirements and 32% of our test requirements were performed by third-party contractors, compared to approximately 33% and 33%, respectively, during fiscal 2025. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. Due to decreased demand for our products in recent periods, we have taken actions to decrease our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, these actions are not complete, and we could be liable for penalties if we do not take the minimum product or services required under any of our long-term commitment contracts, or we may be required to purchase products or services even though we do not need them. This could result in excess inventory, inventory reserve charges and penalties that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2026, approximately 77% of our net sales were made to foreign customers, including 19% in China and 14% in Taiwan. During fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024 and in fiscal 2025, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen in 2025, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 39. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, the Philippines, and specialized test and assembly facilities for our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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
•product introductions by our competitors or by us in response to actions taken by our competitors;
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

We have experienced, and may experience in the future, modest pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our memory and non-proprietary products in our analog product line. In fiscal 2023 and fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to increased pricing pressure, including as a result of tariffs being applied to the products we sell or purchase, or actions taken by foreign governments such as China to favor companies located in their own country through tariffs or other actions, which could adversely impact our operating results.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first three months of fiscal 2026 and in fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $51.5 million and $173.0 million, respectively. Additionally, as we are moving production between factories, including from Fab 2 to our Oregon and Colorado facilities, we may experience lower than anticipated yields during this transition.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns (including in recent periods), characterized by diminished product demand, production over-capacity and high inventory levels. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023, in fiscal 2024 and in most of fiscal 2025, which adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth in our inventory, we have paused our factory expansion actions at Fab 4 and Fab 5 and reduced our planned capital investments through fiscal 2026. We are unable to predict the duration or continued impact of the current or any future slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 47% of our net sales in the first three months of fiscal 2026 and approximately 45% of our net sales in fiscal 2025. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 59.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. government agencies.  Such sales are subject to uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements, or the impact of pandemics.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, a section in the U.S. National Defense Authorization Act of 2023 (the NDAA 2023), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Sections 805 and 5949 of the NDAA 2023 go into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, tax and trade policies implemented by current or future administrations or by the U.S. Congress.

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

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers and related to handling of government-regulated data.  To be awarded new contracts, we may be required to meet certain levels of the Cybersecurity Maturity Model Certifications that we may not meet, or may choose not to meet. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. These clearances are subject to the requirements and regulations including the National Industrial Security Program Operating Manual that governs the protection of classified information released or disclosed in connection with the performance of classified government contracts. We must also comply with regulations regarding the handling of controlled unclassified information and export-controlled data, as well as U.S. Department of Defense cybersecurity requirements (such as those under the Federal Acquisition Regulations (FAR) and Defense Acquisition Regulations (DFARS)). Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. Any failure to comply with these requirements and regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors and may materially and adversely affect our operating results.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2025, we had goodwill of $6.70 billion and net intangible assets of $2.29 billion. In connection with the completion of our acquisition of Microsemi in May 2018, our goodwill and intangible assets increased significantly. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through June 30, 2025, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in the first three months of fiscal 2026. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

In the fourth quarter of fiscal 2025, we implemented a global reduction of our work force, which we completed in the first quarter of fiscal 2026. That reduction in force may have negatively affected employee morale and could diminish our attractiveness as an employer. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, it could impair our ability to compete effectively.

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

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in August 2024, we determined that an unauthorized party disrupted our use of certain servers and some of our business operations. As a result, certain of our manufacturing facilities were operating at less than normal levels for a period of time, and our ability to fulfill orders was temporarily impacted. While we were able to bring the affected portions of our IT systems back online and restore normal business operations in response to this August 2024 incident without a material impact to our business, we cannot be certain that we would be able to achieve this result in the event of another cyber-

attack. We routinely evaluate the effectiveness of the containment mechanisms that we have implemented and continue to implement additional measures. We analyzed the information that was compromised in August 2024 and we do not believe that this cyber incident has had a material adverse effect on our business or resulted in any material damage to us. New information can develop that may impact our assessment of cyber events, including information learned as we develop and deploy mitigations.

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

In recent years, we have regularly implemented improvements to our protective measures that have included, but have not been limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular vulnerability scanning and risk-based remediation, automated patching, log monitors, AI-assisted event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. As a result of the material weakness in our internal controls resulting from the IT systems compromise that we experienced in fiscal 2019, we have taken remediation actions and implemented additional controls and we are continuing to take actions to attempt to address evolving threats. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any cyber-attacks or disruptions. Our ability to recover from ransomware and other ransom-style attacks may be limited if our backups have been affected by the attack, or if restoring data from backups is delayed or not feasible. Our system improvements have resulted in increased costs to us and we may be required to dedicate additional expenditures and resources to making system improvements and otherwise addressing cybersecurity matters in the future, whether in response to any disruption, interruption, breach, incident or otherwise. Further, any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory inquiries, actions or other proceedings, or paying damages, fines or penalties. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any actual or alleged failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs, that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 105,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first three months of fiscal 2026, and two of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and the first half of fiscal 2025.

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

Certain of our software is derived from “open source” software that is generally made available to the public by its authors. Certain of the software of our suppliers and customers may also be derived from open source software. Open source software licenses impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to legally establish that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated which could adversely impact our business and results of operations.

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

On August 1, 2025, the U.S. Administration implemented additional changes to its tariff policy, including the suspension of the de minimis exemption, expiration of the 10% baseline tariff, implementation of revised reciprocal tariffs tailored to each trading partner, and the imposition of tariffs on particular goods (e.g., copper). Although semiconductors remain exempt from most of the recent tariff actions, an increase in tariffs on semiconductors is expected to be imposed once the Section 232 investigation into the impact on the U.S. economy of semiconductor imports is concluded. Semiconductors may also be subject to tariffs resulting from ongoing trade negotiations. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government announced restrictions relating to sales of certain raw materials and to sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage our non-U.S. customers to purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

The ultimate outcome of disputes of this nature is uncertain, and if the IRS, IRB, or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

Exposure to greater than anticipated income tax liabilities, changes in tax rates, laws and regulations, changes in the interpretation of tax laws and regulations, or unfavorable assessments from tax audits and examinations could affect our effective tax rates, financial condition and results of operations.

We are a U.S.-based multinational company subject to tax in many U.S. and foreign jurisdictions. Our income tax obligations could be affected by many factors, including changes to our operating structure, intercompany arrangements and tax planning strategies.

Our income tax expense is computed based on tax rates at the time of the respective financial period. Our future effective tax rates, financial condition and results from operations could be unfavorably affected by several factors. These include changes in tax rates, tax laws, and tax regulations and how those laws are interpreted in jurisdictions where our income is earned. This also applies to jurisdictions that align with the Organisation for Economic Co-operation and Development’s Base Erosion Profit Shifting recommendations. Other risks include changes to the valuation of our deferred tax assets and changes in where we earn our income geographically. We may also face challenges from tax authorities to our tax positions and intercompany transfer pricing agreements. Additional risks include not meeting performance obligations with respect to tax incentive agreements, changes in foreign currency exchange rates, and adverse resolution of audits and examinations of previously filed tax returns.

Our business, financial condition and operating results may be adversely impacted by policies implemented globally by the current or future administrations.

The U.S. and certain other global jurisdictions in which we operate, have taken and have threatened to take significant legislative and policy changes in areas including but not limited to tariffs, taxes and trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, decrease our revenue and increase our selling, general, administrative and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tariffs, tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock or otherwise impact our business. For example, in February 2022, the U.S. began implementing widescale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions imposed on Russia, Belarus, and Russia-controlled areas of Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the U.S. economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

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

Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, criminal and civil liabilities, import/export restrictions, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs, and could also result in reduction or suspension of production, or even cessation of operations. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to close or reduce production at certain facilities, reengineer certain of our existing products and may prevent us or make it more expensive for us to manufacture, sell and ship our products. Regulations restricting greenhouse gas emissions could cause us to incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification. For example, in Colorado, Regulation 27 requires companies operating in Colorado to significantly reduce greenhouse gas emissions in a short timeframe. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. If we are unable to implement the necessary abatement plan, we may be required to ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

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

In recent years, there has been an increased focus on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, data privacy, cybersecurity, trade controls, responsible sourcing and supply chain, use of products for illegal or unethical purposes, human rights, and social responsibility. We are committed to corporate responsibility and actively manage these issues in accordance with applicable law and including through our guiding values and our internal policies. As an example, since we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus. However, we have been made aware that there are entities in Russia that indirectly obtained our products after March 2022 despite the preventative measures we took and continue to take. Though we continue to improve our processes and procedures to prevent the unauthorized flow of our products, our actions have not been fully successful. We operate in an extensive, ever-changing global supply chain, an expectation of complete traceability of standard semiconductor products to every end use and prevention of product misuse and diversion is unachievable. Thus, despite our efforts, our products may be used for illegal or objectionable applications and third parties may engage in conduct that we do not support or condone.
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

In addition, we are or expect to become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California's new climate change disclosure requirements, the EU's new Corporate Sustainability Reporting Directive and climate-change disclosure requirements from the SEC. Compliance with such laws and regulations, as well as the overall increased focus and scrutiny from certain regulators, investors, customers, vendors, employees, and other stakeholders concerning ESG and climate matters, could impose additional costs on us and expose us to new risks, including resulting in changes to our current ESG goals.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, capital expenditures and dividend payments. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the June 2025 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of June 30, 2025, the principal amount of our outstanding indebtedness was $5.49 billion. At June 30, 2025, we had no outstanding borrowings under our Revolving Credit Facility which provides $2.25 billion of revolving loan commitments that terminate in 2030 and no outstanding principal amounts under our Commercial Paper program. At June 30, 2025, we had $4.20 billion in aggregate principal amount of Senior Notes and $1.29 billion in aggregate principal of Convertible Debt outstanding.

With respect to such balance of Senior Notes, our 4.250% 2025 Notes in the principal amount of $1.20 billion mature on September 1, 2025, and we intend to finance the repayment of such notes using available borrowings under our Revolving Credit Facility or our Commercial Paper program. Since interest rates have increased since we issued our 4.250% 2025 Notes, we expect our interest expense will increase if we refinance such notes using our Revolving Credit Facility or our Commercial Paper program or other instruments. Also, if we refinance such fixed rate notes with variable rate debt, changes in interest rates will have a more significant impact on our interest expense in future periods. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

The market price of our common stock is likely to be influenced by our Convertible Debt, Series A Preferred Stock or Depositary Shares. The market price of our common stock could become more volatile and could be depressed by: (1) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares; (2) possible sales of our common stock by investors who view the Series A Preferred Stock or Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) hedging or arbitrage trading activity that we expect to develop involving the Series A Preferred Stock or Depositary Shares and our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2025, we entered into an agreement to acquire TF Semiconductor Solutions, Inc. (TFSS). The aggregate consideration for the acquisition of TFSS consisted of 474,388 shares of Microchip common stock and cash payments issued to the TFSS shareholders in exchange for their outstanding shares of TFSS, of which, 426,954 shares of our common stock were issued at closing on May 8, 2025 and 47,434 shares of our common stock were held back by us as security for indemnification and other obligations of the TFSS shareholders. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. A registration statement on Form S-3ASR (File No. 333-287160) was subsequently filed on May 9, 2025, to register the resale of such shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

The following officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K as follows:

On May 23, 2025, J. Eric Bjornholt, our Senior Vice President and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement and adopted a new Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 25,910 shares of our common stock acquired by Mr. Bjornholt pursuant to Restricted Stock Awards, and an aggregate of up to 4,303 shares of our common stock owned by Mr. Bjornholt. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and to comply with our policies regarding such plans. The first shares are scheduled to be sold on August 25, 2025, as permitted under the trading arrangement, and subsequent sales under the plan may occur on a regular basis for the duration of the trading arrangement until May 26, 2026.

On June 6, 2025, Steve Sanghi, our CEO and President, adopted a new Rule 10b5-1 trading arrangement providing for the sale (from an account in the name of The Sanghi Trust Steve and Maria T Sanghi) of an aggregate of up to 738,744 shares of our common stock acquired by Mr. Sanghi pursuant to Restricted Stock Awards and exercised Options. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and to comply with our policies regarding such plans. The first shares may be sold as early as on September 9, 2025, as permitted under the trading arrangement, and subsequent sales under the plan may occur for the duration of the trading arrangement until June 6, 2027.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 7, 2025	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)