Form 10-Q
period 2025-09-30
MICROCHIP TECHNOLOGY INC
filed 2025-11-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of October 28, 2025 was 540,446,834.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.250% 2025 Notes	2025 Senior Unsecured Notes, matured on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Convertible Debt, matured on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time, further updated to $2.25 billion outstanding at any one time pursuant to the Credit Agreement, as amended in March 2025
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt and 2024 Senior Convertible Debt.
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
EAR	Export Administration Regulation
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FAEs	Field applications engineers
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Commercial Paper, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock, issued on March 25, 2025, $0.001 par value per share
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	September 30,	March 31,
	2025	2025
Cash and cash equivalents	$236.8	$771.7
Accounts receivable, net	746.2	689.7
Inventories	1,095.3	1,293.5
Other current assets	272.0	236.4
Total current assets	2,350.3	2,991.3
Property, plant and equipment, net	1,153.5	1,183.7
Goodwill	6,695.5	6,684.8
Intangible assets, net	2,169.5	2,389.0
Long-term deferred tax assets	1,739.0	1,728.1
Other assets	361.9	397.7
Total assets	$14,469.7	$15,374.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$170.0	$160.6
Accrued liabilities	873.8	994.5
Total current liabilities	1,043.8	1,155.1
Long-term debt	5,375.9	5,630.4
Long-term income tax payable	561.1	633.4
Long-term deferred tax liability	35.2	33.8
Other long-term liabilities	758.2	843.6
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at September 30, 2025 and March 31, 2025, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,423,869 shares issued and 540,446,319 shares outstanding at September 30, 2025; 577,996,915 shares issued and 538,704,604 shares outstanding at March 31, 2025	0.6	0.6
Additional paid-in capital	4,028.5	3,909.9
Common stock held in treasury: 37,977,550 shares at September 30, 2025; 39,292,311 shares at March 31, 2025	(2,584.7)	(2,611.6)
Accumulated other comprehensive loss	(6.2)	(1.7)
Retained earnings	5,257.3	5,781.1
Total stockholders' equity	6,695.5	7,078.3
Total liabilities and stockholders' equity	$14,469.7	$15,374.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,140.4	$1,163.8	$2,215.9	$2,405.1
Cost of sales	502.5	495.3	1,001.3	999.7
Gross profit	637.9	668.5	1,214.6	1,405.4

Research and development	262.3	240.7	517.8	482.4
Selling, general and administrative	172.3	157.0	331.6	307.5
Amortization of acquired intangible assets	108.1	122.7	215.7	245.7
Special charges and other, net	6.3	1.5	28.5	4.1
Operating expenses	549.0	521.9	1,093.6	1,039.7

Operating income	88.9	146.6	121.0	365.7

Interest income	3.6	2.0	8.5	4.8
Interest expense	(56.3)	(59.1)	(113.7)	(120.9)
Other (loss) income, net	(4.4)	2.0	0.2	3.7
Income before income taxes	31.8	91.5	16.0	253.3
Income tax (benefit) provision	(9.9)	13.1	(7.1)	45.6
Net income	41.7	78.4	23.1	207.7
Dividends on Series A Preferred Stock	(27.8)	—	(55.6)	—
Net income (loss) attributable to common stockholders	$13.9	$78.4	$(32.5)	$207.7

Basic net income (loss) per common share	$0.03	$0.15	$(0.06)	$0.39
Diluted net income (loss) per common share	$0.03	$0.14	$(0.06)	$0.38
Dividends declared per common share	$0.455	$0.454	$0.910	$0.906
Basic common shares outstanding	540.0	536.7	539.6	536.7
Diluted common shares outstanding	545.0	542.0	539.6	542.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$41.7	$78.4	$23.1	$207.7
Components of other comprehensive income (loss):
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	0.2	(4.1)	(4.5)	(4.3)
Other comprehensive income (loss), net of tax effect	0.2	(4.1)	(4.5)	(4.3)
Comprehensive income	$41.9	$74.3	$18.6	$203.4

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$23.1	$207.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	343.8	376.3
Deferred income taxes	2.3	(49.7)
Share-based compensation expense related to equity incentive plans	114.5	90.3
Amortization of debt discount	6.7	28.1
Amortization of debt issuance costs	2.7	4.3
Impairment of intangible assets	2.5	—
Other	4.2	(24.3)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(55.9)	99.4
Decrease (increase) in inventories	201.0	(18.3)
Decrease in accounts payable and accrued liabilities	(26.0)	(182.3)
Change in other assets and liabilities	(75.8)	(50.0)
Change in income tax payable	(179.4)	(60.8)
Net cash provided by operating activities	363.7	420.7
Cash flows from investing activities:
Other investing	1.3	2.4
Proceeds from capital-related government incentives	5.1	0.1
Investments in other assets	(50.9)	(98.5)
Capital expenditures	(54.4)	(93.7)
Net cash used in investing activities	(98.9)	(189.7)
Cash flows from financing activities:
Proceeds from issuance of Commercial Paper	1,588.4	6,354.2
Repayments of Commercial Paper	(650.1)	(6,170.6)
Repayment of senior notes	(1,200.0)	(1,000.0)
Proceeds from issuance of convertible debt	—	1,250.0
Deferred financing costs	—	(16.5)
Purchase of capped call options	—	(105.0)
Proceeds from sale of common stock	30.3	33.6
Tax payments related to shares withheld for vested RSUs	(20.0)	(33.2)
Repurchase of common stock	—	(90.0)
Payment of cash dividends on Series A Preferred Stock	(52.9)	—
Payment of cash dividends on common stock	(491.3)	(486.3)
Capital lease payments	(0.8)	(0.8)
Other Financing	(3.3)	—
Net cash used in financing activities	(799.7)	(264.6)
Net decrease in cash and cash equivalents	(534.9)	(33.6)
Cash and cash equivalents, at beginning of period	771.7	319.7
Cash and cash equivalents, at end of period	$236.8	$286.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2024	$—	$0.5	$2,482.9	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	—	—	13.1	—	—	—	13.1
RSU withholdings	—	—	(18.9)	—	—	—	(18.9)
Treasury stock used for new issuances	—	—	(13.0)	13.0	—	—	—
Repurchase of common stock	—	—	—	(72.7)	—	—	(72.7)
Purchase of capped call options	—	—	(105.0)	—	—	—	(105.0)
Share-based compensation	—	—	45.2	—	—	—	45.2
Dividends on common stock	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	—	0.5	2,404.3	(2,641.3)	(3.7)	6,646.2	6,406.0
Net income	—	—	—	—	—	78.4	78.4
Other comprehensive loss	—	—	—	—	(4.1)	—	(4.1)
Proceeds from sales of common stock through employee equity incentive plans	—	—	20.5	—	—	—	20.5
RSU withholdings	—	—	(14.3)	—	—	—	(14.3)
Treasury stock used for new issuances	—	—	(15.3)	15.3	—	—	—
Repurchase of common stock	—	—	—	(17.3)	—	—	(17.3)
Share-based compensation	—	—	50.4	—	—	—	50.4
Dividends on common stock	—	—	—	—	—	(243.7)	(243.7)
Balance at September 30, 2024	$—	$0.5	$2,445.6	$(2,643.3)	$(7.8)	$6,480.9	$6,275.9

Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3
Net loss	—	—	—	—	—	(18.6)	(18.6)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.4	—	—	—	12.4
RSU withholdings	—	—	(8.4)	—	—	—	(8.4)
Treasury stock used for new issuances	—	—	(11.3)	11.3	—	—	—
Share-based compensation	—	—	52.3	—	—	—	52.3
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.5)	(245.5)
Balance at June 30, 2025	—	0.6	3,974.0	(2,600.3)	(6.4)	5,489.2	6,857.1
Net income	—	—	—	—	—	41.7	41.7
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	—	—	17.9	—	—	—	17.9
RSU withholdings	—	—	(11.6)	—	—	—	(11.6)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Treasury stock used for new issuances	—	—	(15.6)	15.6	—	—	—
Share-based compensation	—	—	63.8	—	—	—	63.8
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.8)	(245.8)
Balance at September 30, 2025	$—	$0.6	$4,028.5	$(2,584.7)	$(6.2)	$5,257.3	$6,695.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or for any other period.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$1,108.0	$32.4	$1,140.4	$2,150.5	$65.4	$2,215.9
Cost of sales	502.5	—	502.5	1,001.3	—	1,001.3
Gross profit	$605.5	$32.4	$637.9	$1,149.2	$65.4	$1,214.6

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$1,125.0	$38.8	$1,163.8	$2,344.1	$61.0	$2,405.1
Cost of sales	495.3	—	495.3	999.7	—	999.7
Gross profit	$629.7	$38.8	$668.5	$1,344.4	$61.0	$1,405.4

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Mixed-signal Microcontrollers	$584.5	$594.6	$1,117.1	$1,239.3
Analog	321.5	292.1	637.7	622.7
Other	234.4	277.1	461.1	543.1
Total net sales	$1,140.4	$1,163.8	$2,215.9	$2,405.1

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Distributors	$515.9	$508.1	$1,022.9	$1,092.5
Direct customers	592.1	616.9	1,127.6	1,251.6
Licensees	32.4	38.8	65.4	61.0
Total net sales	$1,140.4	$1,163.8	$2,215.9	$2,405.1

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of September 30, 2025, the Company had approximately $385.8 million of deferred revenue, of which $160.0 million is included within accrued liabilities and the remaining $225.8 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2025, the Company had approximately $597.9 million of deferred revenue, of which $213.4 million is included within accrued liabilities and the remaining $384.5 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $98.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the six months ended September 30, 2025. Approximately $129.9 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024 was recognized as revenue during the six months ended September 30, 2024.

Of the $385.8 million of deferred revenue as of September 30, 2025, $291.5 million is cash collected from customers under LTSAs, of which $88.8 million is included within accrued liabilities and $202.7 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $94.3 million of deferred revenue as of September 30, 2025 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $94.3 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$41.7	$78.4	$23.1	$207.7
Dividends on Series A Preferred Stock	(27.8)	—	(55.6)	—
Net income (loss) attributable to common stockholders	13.9	78.4	(32.5)	207.7
Basic weighted average common shares outstanding	540.0	536.7	539.6	536.7
Dilutive effect of RSUs	4.5	4.5	—	4.8
Dilutive effect of 2015 Senior Convertible Debt	—	0.2	—	0.2
Dilutive effect of 2017 Senior Convertible Debt	0.5	0.6	—	0.7
Dilutive effect of Series A Preferred Stock	—	—	—	—
Diluted weighted average common shares outstanding	545.0	542.0	539.6	542.4
Basic net income (loss) per common share	$0.03	$0.15	$(0.06)	$0.39
Diluted net income (loss) per common share	$0.03	$0.14	$(0.06)	$0.38

The Company computed net income (loss) attributable to common stockholders by reducing net income by the dividends on Series A Preferred Stock accumulated during the period. The Company computed basic net income (loss) per common share based on the net income (loss) attributable to common stockholders divided by the basic weighted average number of common shares outstanding during the period. The Company computed diluted net income (loss) per common share based on the net income (loss) attributable to common stockholders divided by the basic weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the three months ended September 30, 2025, the calculation of diluted net income per common share excluded 23.8 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive. For the six months ended September 30, 2025, the calculation of diluted net loss per common share excluded 3.8 million common shares from employee equity incentive plans, 0.4 million common shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt, and 25.4 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
2015 Senior Convertible Debt(1)	$—	$28.50	$—	$28.58
2017 Senior Convertible Debt	$43.17	$44.44	$43.32	$44.57
2020 Senior Convertible Debt(2)	$—	$90.93	$—	$91.08
2024 Senior Convertible Debt	$121.81	$121.84	$121.82	$121.84
(1) The weighted average conversion price per share for the 2015 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in February 2025.
(2) The weighted average conversion price per share for the 2020 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in November 2024.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			September 30,	March 31,
			2025	2025
Commercial Paper			$1,118.0	$175.0
4.250% 2025 Notes	4.250%	4.6%	—	1,200.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness			4,118.0	4,375.0

2017 Senior Convertible Debt	1.625%	1.8%	38.0	38.0
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
Total Convertible Debt			1,288.0	1,288.0

Gross long-term debt including current maturities			5,406.0	5,663.0
Less: Debt discount(2)			(12.7)	(13.1)
Less: Debt issuance costs(3)			(17.4)	(19.5)
Net long-term debt including current maturities			5,375.9	5,630.4
Less: Current maturities(4)			—	—
Net long-term debt			$5,375.9	$5,630.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 2025 and at March 31, 2025.

(2) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2025	2025
Commercial Paper	$(2.5)	$(0.1)
4.250% 2025 Notes	—	(1.3)
4.900% 2028 Notes	(2.7)	(3.3)
5.050% 2029 Notes	(3.8)	(4.3)
5.050% 2030 Notes	(3.7)	(4.1)
Total unamortized discount	$(12.7)	$(13.1)

(3) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2025	2025
4.250% 2025 Notes	$—	$(0.2)
4.900% 2028 Notes	(1.4)	(1.7)
5.050% 2029 Notes	(1.6)	(1.8)
5.050% 2030 Notes	(1.6)	(1.7)
2017 Senior Convertible Debt	(0.1)	(0.1)
2024 Senior Convertible Debt	(12.7)	(14.0)
Total debt issuance costs	$(17.4)	$(19.5)

(4) As of September 30, 2025, the outstanding Commercial Paper which matures within the three months ending December 31, 2025, and the 2017 Senior Convertible Debt which is convertible, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2025, the outstanding Commercial Paper which matured within the three months ending June 30, 2025, and the 4.250% 2025 Notes which matured on

September 1, 2025, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of September 30, 2025, are as follows (in millions):

Fiscal year ending March 31,	Amount
2026	$1,118.0
2027	38.0
2028	1,000.0
2029	1,000.0
2030	1,000.0
Thereafter	1,250.0
Total	$5,406.0

Ranking of Convertible Debt - Each series of Convertible Debt is an unsecured obligation which is subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness. The Convertible Debt is subordinated to the Senior Indebtedness; ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the Convertible Debt; ranks junior in right of payment to any of the Company's secured and unsecured unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2025
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.1616	$43.17	11.5817	33.0053
2024 Senior Convertible Debt(1)	8.2094	$121.81	—	10.4669
(1) As of September 30, 2025, the 2024 Senior Convertible Debt was not convertible. As of September 30, 2025, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between October 1, 2025 and December 31, 2025 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended September 30, 2025.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Debt issuance cost amortization	$0.6	$0.9	$1.3	$1.8
Debt discount amortization	5.3	11.5	6.7	28.1
Interest expense	46.7	40.4	97.7	81.7
Total interest expense on Senior Indebtedness	52.6	52.8	105.7	111.6
Debt issuance cost amortization	0.7	1.4	1.4	2.5
Coupon interest expense	2.5	2.7	5.0	3.8
Total interest expense on Convertible Debt	3.2	4.1	6.4	6.3
Other interest expense	0.5	2.2	1.6	3.0
Total interest expense	$56.3	$59.1	$113.7	$120.9

The Company's debt settlement transactions consist of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements
September 2025(1)
4.250% 2025 Notes	$1,200.0	$1,200.0	$—
(1) The Company used proceeds from the issuance of Commercial Paper and cash generated from operations to finance such settlement

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of September 30, 2025, the Company had $1.12 billion of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 4.47% as of September 30, 2025. Pursuant to the Credit Agreement, as amended and restated in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion.

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

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	September 30, 2025		March 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$1,115.5	$1,118.0	$174.9	$175.0
4.250% 2025 Notes	—	—	1,198.5	1,196.9
4.900% 2028 Notes	995.9	1,014.5	995.0	1,002.5
5.050% 2029 Notes	994.6	1,021.1	993.9	1,005.8
5.050% 2030 Notes	994.7	1,021.2	994.2	996.9
2017 Senior Convertible Debt	37.9	67.2	37.9	57.7
2024 Senior Convertible Debt	1,237.3	1,210.6	1,236.0	1,173.4
Total	$5,375.9	$5,452.6	$5,630.4	$5,608.2
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	September 30, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,199.9	$(5,172.1)	$2,027.8
Customer-related	202.5	(159.0)	43.5
Software licenses	258.1	(159.9)	98.2
Total	$7,660.5	$(5,491.0)	$2,169.5

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,149.9	$(4,981.6)	$2,168.3
Customer-related	199.5	(152.8)	46.7
In-process research and development	50.8	—	50.8
Software licenses	259.3	(136.1)	123.2
Total	$7,659.5	$(5,270.5)	$2,389.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2026 through fiscal 2030, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2026	$262.0
2027	$424.6
2028	$317.9
2029	$243.2
2030	$238.0

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Amortization expense charged to cost of sales	$5.0	$3.9	$10.2	$7.6
Amortization expense charged to operating expense	128.7	142.5	255.1	284.5
Total amortization expense	$133.7	$146.4	$265.3	$292.1

The Company recognized impairment charges of $0.3 million and $2.5 million, in the three and six months ended September 30, 2025, respectively. There were no impairment charges in the three and six months ended September 30, 2024.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2025	$6,665.6	$19.2
Additions due to acquisition	10.7	—
Balance at September 30, 2025	$6,676.3	$19.2

At March 31, 2025, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through September 30, 2025, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2025	2025
Trade accounts receivable	$737.0	$684.1
Other	14.8	11.5
Total accounts receivable, gross	751.8	695.6
Less: allowance for expected credit losses	5.6	5.9
Total accounts receivable, net	$746.2	$689.7

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2025	2025
Raw materials	$140.4	$174.8
Work in process	760.2	857.6
Finished goods	194.7	261.1
Total inventories	$1,095.3	$1,293.5

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2025	2025
Land	$99.6	$84.8
Building and building improvements	710.8	705.9
Machinery and equipment	2,431.3	2,311.3
Projects in process	428.8	424.1
Total property, plant and equipment, gross	3,670.5	3,526.1
Less: accumulated depreciation and amortization	2,517.0	2,342.4
Total property, plant and equipment, net	$1,153.5	$1,183.7

Depreciation expense attributed to property, plant and equipment was $39.0 million and $78.5 million for the three and six months ended September 30, 2025, respectively, compared to $41.2 million and $84.2 million for the three and six months ended September 30, 2024, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and six months ended September 30, 2025 and 2024, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2025	2025
Accrued compensation and benefits	$117.0	$108.1
Income taxes payable	—	99.1
Deferred revenue	160.0	213.4
Sales related reserves	349.0	329.7
Current portion of lease liabilities	36.8	35.7
Accrued expenses and other liabilities	211.0	208.5
Total accrued liabilities	$873.8	$994.5

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of September 30, 2025, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2026	$195.4
2027	80.3
2028	71.0
2029	16.7
2030	9.6
Thereafter	36.1
Total	$409.1

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $197.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2025, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2025, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s tax benefit for the six months ended September 30, 2025 resulted in a negative effective tax rate of 44.4% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the six months ended September 30, 2025 and September 30, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the six months ended September 30, 2025 and the year ended March 31, 2025 (in millions):

	September 30,	March 31,
	2025	2025
Beginning gross unrecognized tax benefit	$821.2	$792.4
Decreases related to settlements with tax authorities	(50.4)	(0.7)
Decreases related to statute of limitation expirations	(5.1)	(6.9)
Increases related to current year tax positions	8.8	27.1
Increases (decreases) related to prior year tax positions	(83.2)	9.3
Ending gross unrecognized tax benefits	$691.3	$821.2

As of September 30, 2025 and March 31, 2025, the Company had accrued interest and penalties related to tax contingencies of $103.2 million and $135.8 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the six months ended September 30, 2025, the Company released previously accrued interest and penalties of $32.6 million, compared to the charges in interest and penalties to operations of $31.2 million in the fiscal year ended March 31, 2025.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2024. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2026, additional assessments were received for these issues and the Company’s position remains unchanged.

The total amount of gross unrecognized tax benefits was $691.3 million and $821.2 million as of September 30, 2025, and March 31, 2025, respectively, of which $613.5 million and $706.4 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty arising from new information, status of tax examinations, tax litigation, and legislative changes. The Company is unable to reasonably estimate the change in the unrecognized tax benefits in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

The Company reviews its unrecognized tax positions at each interim period. In the quarter ending September 30, 2025, due to settlements reached with tax authorities, the Company determined that certain unrecognized tax positions should be remeasured, including the indirect tax effects, penalties, and interest associated with these unrecognized tax positions. The effect of this change in estimate was to record an income tax benefit of $24.4 million, which increased basic net income per common share by $0.05 for each of the three and six months ended September 30, 2025, and increased diluted net income per common share by $0.04 and $0.05 for the three and six months ended September 30, 2025, respectively, and which are a component of income tax provision from continuing operations.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

In September 2021, the Company received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, the Company filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, the Company received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, the Company received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, the Company filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, the Company reached a settlement with the IRS for fiscal years 2007 through 2015.

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

The Company firmly believes that the IRB and GTA assessments are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve these matters. The Company intends to vigorously defend its positions and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRB or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of sales(1)	$8.3	$4.3	$16.0	$10.9
Research and development	33.2	26.9	62.3	50.2
Selling, general and administrative	20.1	15.1	36.2	29.2
Pre-tax effect of share-based compensation	61.6	46.3	114.5	90.3
Income tax benefit	12.8	9.7	23.7	18.9
Net income effect of share-based compensation	$48.8	$36.6	$90.8	$71.4
(1) During the three and six months ended September 30, 2025, $5.9 million and $9.5 million, respectively, of share-based compensation expense was capitalized to inventory and $8.3 million and $16.0 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2024, $5.0 million and $10.0 million, respectively, of share-based compensation expense was capitalized to inventory and $4.3 million and $10.9 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2024	—	577.8	41.1
Repurchase of common stock	—	—	0.8
Common stock issued under employee equity incentive plans	—	0.8	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2024	—	577.8	41.3
Repurchase of common stock	—	—	0.2
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at September 30, 2024	—	577.8	40.8

Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	0.7	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.1)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2025	1.5	578.4	38.7
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at September 30, 2025	1.5	578.4	38.0

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock in the three and six months ended September 30, 2025. As of September 30, 2025, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2025, the Company had approximately 38.0 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the condensed consolidated balance sheets until paid. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on September 15, 2025 in the aggregate amount of $27.8 million. Dividends paid on Series A Preferred Stock in the six months ended September 30, 2025 were an aggregate of $52.9 million. A quarterly cash dividend of $18.750 per share of Series A

Preferred Stock was declared on November 6, 2025 and will be paid on December 15, 2025 to the holders of Series A Preferred Stock of record as of December 1, 2025.

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

Common Stock Dividends

A quarterly cash dividend of $0.455 per share of common stock was paid on September 5, 2025 in the aggregate amount of $245.8 million.  A quarterly cash dividend of $0.455 per share of common stock was declared on November 6, 2025 and will be paid on December 9, 2025 to stockholders of record as of November 24, 2025. The Company expects the December 2025 payment of its quarterly cash dividend on its common stock to be approximately $246.1 million.

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
•Our expected debt obligation maturities, including the conversion of debt, Depositary Shares, and Series A Preferred Stock, and plans to refinance or repay our existing debt;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2025 compared to the three and six months ended September 30, 2024, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During most of fiscal 2025, our overall business was weak as we navigated through a large inventory correction. However, in the first half of fiscal 2026, we saw a significant improvement in our overall business compared to the fourth quarter of fiscal 2025. Net sales in our mixed-signal microcontroller and analog product lines increased sequentially in the September 2025 quarter compared to the June 2025 quarter. Net sales were up sequentially in Americas and Asia and flat in Europe in the September 2025 quarter compared to the June 2025 quarter. Consistent with the business recovery plan which we implemented in March 2025, we continued to reduce inventory in the September 2025 quarter compared to the June 2025 quarter. Most of our factory expansion activity remains paused as we continue to execute our recovery plan and take actions to further reduce inventory.

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

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test. Due to high inventory levels and ample capacity, on December 2, 2024, we announced our decision to close our Tempe, Arizona wafer fabrication facility that we refer to as Fab 2 and the closure of Fab 2 was completed in May 2025. We entered into an agreement to sell Fab 2 to a third party in October 2025, and we expect the sale of the Fab 2 facility to be completed in December 2025. Many of the process technologies that ran in Fab 2 also run in our Oregon and Colorado factories, which both have ample clean room space for expansion, and we are transferring production of many devices from Fab 2 to our Oregon and Colorado locations. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles and capture a portion of the wafer manufacturing and assembly and testing profit margin.

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

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors. Our direct sales force focuses on a wide variety of strategic accounts in three geographical markets: the Americas, Europe and Asia.  We currently maintain sales and technical support centers in major metropolitan areas in all three geographic markets. We believe that a strong technical service presence is essential to the continued development of the embedded control market.  Many of our CEMs, FAEs, and sales managers have technical degrees or backgrounds and have been previously employed in high technology environments.  We believe that the technical and business knowledge of our sales force is a key competitive advantage in the sale of our products.  The primary mission of our FAEs team is to provide technical assistance to customers and to conduct periodic training sessions for our sales team.  FAEs also frequently conduct technical seminars and workshops in major cities around the world or through online webcasts. Our licensing division has dedicated sales, technology, design, product, test and reliability personnel that support the requirements of our licensees.

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 48 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2026 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1	42.6	45.2	41.6
Gross profit	55.9	57.4	54.8	58.4

Research and development	23.0	20.7	23.4	20.1
Selling, general and administrative	15.1	13.5	15.0	12.8
Amortization of acquired intangible assets	9.4	10.5	9.6	10.1
Special charges and other, net	0.6	0.1	1.3	0.2
Operating income	7.8%	12.6%	5.5%	15.2%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net sales	$1,140.4	$1,163.8	(2.0)%	$2,215.9	$2,405.1	(7.9)%

The decreases in net sales in the three and six months ended September 30, 2025 compared to the three and six months ended September 30, 2024 were primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the changes in our reported net sales for the three and six months ended September 30, 2025 compared to the three and six months ended September 30, 2024 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
•economic and competitive conditions in the semiconductor industry;
•our various new product offerings that have increased our served available market;
•intense competition in our key markets;
•customers’ needs for the flexibility offered by our programmable solutions;
•increasing semiconductor content in our customers’ products; and
•geopolitical conditions, tariffs and other trade restrictions.

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the changes in our net sales in the three and six months ended September 30, 2025 or the three and six months ended September 30, 2024.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Mixed-signal Microcontrollers	$584.5	51.3	$594.6	51.1	$1,117.1	50.4	$1,239.3	51.5
Analog	321.5	28.2	292.1	25.1	637.7	28.8	622.7	25.9
Other	234.4	20.5	277.1	23.8	461.1	20.8	543.1	22.6
Total net sales	$1,140.4	100.0	$1,163.8	100.0	$2,215.9	100.0	$2,405.1	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 51.3% and 50.4% of our net sales in the three and six months ended September 30, 2025, respectively, compared to approximately 51.1% and 51.5% of our net sales in the three and six months ended September 30, 2024, respectively.

Net sales of our mixed-signal microcontroller products decreased 1.7% and 9.9% in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024. These decreases in net sales were primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 28.2% and 28.8% of our net sales in the three and six months ended September 30, 2025, respectively, compared to approximately 25.1% and 25.9% of our net sales in the three and six months ended September 30, 2024, respectively.

Net sales from our analog product line increased 10.1% and 2.4% in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, primarily due to a portion of our customer base having worked through their previous high inventory balances and needing to purchase products at a higher level to support demand.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 20.5% and 20.8% of our net sales in the three and six months ended September 30, 2025, respectively, compared to approximately 23.8% and 22.6% of our net sales in the three and six months ended September 30, 2024, respectively.

Net sales related to these services and products decreased 15.4% and 15.1% in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024. These decreases in net sales were primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 45% and 46% of our net sales in the three and six months ended September 30, 2025, respectively, and approximately 44% and 45% of our net sales in the three and six months ended September 30, 2024, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 11% and 10% of our net sales in the six months ended September 30, 2025 and September 30, 2024, respectively, no other distributor or direct customer accounted for more than 10% of our net sales during these periods. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2025, our distributors maintained 27 days of inventory of our products compared to 33 days at March 31, 2025.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors have had a material adverse impact on our net sales in recent periods. For example, when our distributors hold relatively high levels of inventory, they are likely to purchase fewer products from us.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Americas	$338.8	29.7	$370.2	31.8	$646.4	29.2	$744.4	30.9
Europe	224.9	19.7	212.8	18.3	450.3	20.3	484.7	20.2
Asia	576.7	50.6	580.8	49.9	1,119.2	50.5	1,176.0	48.9
Total net sales	$1,140.4	100.0	$1,163.8	100.0	$2,215.9	100.0	$2,405.1	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% and 76% of our total net sales in the three and six months ended September 30, 2025, respectively, compared to approximately 74% and 75% of our total net sales in the three and six months ended September 30, 2024, respectively. Net sales decreased in all geographies in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to many customers having high levels of inventory and delaying or reducing orders and, to a lesser extent, adverse economic conditions, including slow economic activity, business uncertainty, persistent inflation and high interest rates. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in the three months ended September 30, 2025 was $637.9 million, or 55.9% of net sales, compared to $668.5 million, or 57.4% of net sales, in the three months ended September 30, 2024. Our gross profit in the six months ended September 30, 2025 was $1.21 billion, or 54.8% of net sales, compared to $1.41 billion, or 58.4% of net sales, in the six months ended September 30, 2024.

The primary reasons for the decreases in gross profit of $17.4 million and $173.9 million in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, respectively, were an unfavorable net impact of sales volume, product mix, and geographic mix in the three and six months ended September 30, 2025. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was an adverse impact of $11.0 million and $26.6 million in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, respectively. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $4.1 million and $5.1 million in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, respectively. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was an unfavorable impact of $6.4 million and a favorable impact of $4.5 million in the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, respectively.

Our overall inventory levels were $1.10 billion at September 30, 2025, compared to $1.29 billion at March 31, 2025. We maintained 199 days of inventory on our balance sheet at September 30, 2025 compared to 251 days of inventory at March 31, 2025. Our overall inventory level in dollars and days decreased as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers and our levels of inventory will continue to be lower over the next several quarters based on the actions we have taken.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 66% and 68% of our assembly requirements were performed in our internal assembly facilities during the three and six months ended September 30, 2025, respectively, compared to approximately 63% and 67% during the three and six months ended September 30, 2024, respectively. Approximately 70% and 69% of our test requirements were performed in our internal facilities during the three and six months ended September 30, 2025, respectively, compared to approximately 64% and 67% during the three and six months ended September 30, 2024, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 66% and 65% of our net sales came from products that were produced at outside wafer foundries during each of the three and six months ended September 30, 2025 and September 30, 2024. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended September 30, 2025 were $262.3 million, or 23.0% of net sales, compared to $240.7 million, or 20.7% of net sales, for the three months ended September 30, 2024. R&D expenses for the six months ended September 30, 2025 were $517.8 million, or 23.4% of net sales, compared to $482.4 million, or 20.1% of net sales, for the six months ended September 30, 2024. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $21.6 million, or 9.0%, for the three months ended September 30, 2025 over the same period last year.  R&D expenses increased $35.4 million, or 7.3%, for the six months ended September 30, 2025 over the same period last year. The primary reasons for the increases in R&D expenses was higher employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2025 were $172.3 million, or 15.1% of net sales, compared to $157.0 million, or 13.5% of net sales, for the three months ended September 30, 2024. Selling, general and administrative expenses for the six months ended September 30, 2025 were $331.6 million, or 15.0% of net sales, compared to $307.5 million, or 12.8% of net sales, for the six months ended September 30, 2024.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and FAEs who work to stimulate demand from sales offices worldwide by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $15.3 million, or 9.7%, for the three months ended September 30, 2025 over the same period last year.  Selling, general and administrative expenses increased $24.1 million, or 7.8%, for the six months ended September 30, 2025 over the same period last year.  The primary reasons for the increases in selling, general and administrative expenses was higher acquisition related and employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2025 was $108.1 million and $215.7 million, respectively, compared to $122.7 million and $245.7 million for the three and six months ended September 30, 2024, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three and six months ended September 30, 2025, we incurred special charges and other, net of $6.3 million and $28.5 million, respectively, primarily related to restructuring expenses, including contract exit costs, closure of our Tempe, Arizona wafer fabrication facility and employee separation costs. During the three and six months ended September 30, 2024, we incurred special charges and other, net of $1.5 million and $4.1 million, respectively, primarily related to the restructuring of existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2025 was $3.6 million and $8.5 million, respectively, compared to $2.0 million and $4.8 million, respectively, for the three and six months ended September 30, 2024.

Interest expense in the three and six months ended September 30, 2025 was $56.3 million and $113.7 million, respectively, compared to $59.1 million and $120.9 million, respectively, for the three and six months ended September 30, 2024. The primary reason for the decreases in interest expense were lower debt balances in the three and six months ended September 30, 2025.

Other loss, net in the three months ended September 30, 2025 was $4.4 million compared to other income, net of $2.0 million for the three months ended September 30, 2024. Other income, net in the six months ended September 30, 2025 was $0.2 million compared to other income, net of $3.7 million for the six months ended September 30, 2024. The primary reason for the changes in other loss, net and other income, net in these periods relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rate for the six months ended September 30, 2025 and September 30, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the six months ended September 30, 2025 and September 30, 2024 was approximately 22%. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential primarily relates to our operations in Malta taxed at a 35.0% statutory tax rate and Ireland taxed at a 12.5% statutory tax rate. Additionally, our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20.0%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, we reached a settlement with the IRS for fiscal 2007 through fiscal 2015.

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

We firmly believe that the IRB and GTA assessments are without merit and we plan to pursue all available administrative and judicial remedies necessary to resolve these matters. We intend to vigorously defend our position, and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRB or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT was in effect beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense or effective tax rate during the six months ending September 30, 2025.

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. While the U.S. has not adopted GMT, several countries where we operate have enacted related legislation, and others are expected to follow. In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the U.K. and the U.S. (the G7), agreed to exclude U.S. Multi-National Entities from certain aspects of the GMT (the G7 Statement). We will continue to monitor developments around this agreement. The impact of the GMT for the six months ending September 30, 2025 was not material to our financial results.

On July 4, 2025, the U.S. president signed into law H.R.1 – One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes has been recognized in the period ending September 30, 2025. The impact of OBBBA for the six months ended September 30, 2025 was not material to our financial results. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations.

Liquidity and Capital Resources

We had $236.8 million in cash and cash equivalents at September 30, 2025, a decrease of $534.9 million from the March 31, 2025 balance.

Operating Activities

Net cash provided by operating activities was $363.7 million in the six months ended September 30, 2025 primarily due to net income of $23.1 million, adjusted for non-cash and non-operating charges of $476.7 million and net cash outflows of $136.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the six months ended September 30, 2025 include a decrease in income tax payable due to tax payments and settlements, an increase in trade accounts receivable driven primarily by higher revenue and timing of shipments and collections, a decrease in accrued liabilities primarily due to cash refunded to our customers under certain LTSAs, offset by a decrease in inventories as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Net cash provided by operating activities was $420.7 million in the six months ended September 30, 2024 primarily due to net income of $207.7 million, adjusted for non-cash and non-operating charges of $425.0 million and net cash outflows of $212.0 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $98.9 million in the six months ended September 30, 2025 compared to $189.7 million in the six months ended September 30, 2024. During the six months ended September 30, 2025, and the six months ended September 30, 2024, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2025 were $54.4 million compared to $93.7 million in the six months ended September 30, 2024. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. We have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100.0 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  Despite pausing our expansion activity, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers. In August 2022, the U.S. government enacted the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and may apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $799.7 million in the six months ended September 30, 2025 compared to $264.6 million in the six months ended September 30, 2024. Significant transactions affecting our net financing cash flows included:
•in the first six months of fiscal 2026, $1.20 billion of net cash used to paydown our 4.25% 2025 Notes and $938.3 million of net proceeds generated from our Commercial Paper program, and
•in the first six months of fiscal 2025, $328.6 million of net proceeds from the issuance of our 2024 Senior Convertible Debt and our Commercial Paper, offset by the purchase of our capped call options, and the paydown of our 0.983% 2024 Notes, and
•in the first six months of fiscal 2026 and fiscal 2025, we paid cash dividends to our common stockholders of $491.3 million and $486.3 million, respectively, and
•in the first six months of fiscal 2026, we paid cash dividends to our preferred stockholders of $52.9 million, and
•in the first six months of fiscal 2025, we repurchased shares of our common stock for $90.0 million.

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

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes up to a maximum principal amount outstanding at any time of $2.75 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. Pursuant to the Second Amended and Restated Credit Agreement, in March 2025, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion. As of September 30, 2025, the principal amount of our outstanding indebtedness was $5.41 billion. We had no outstanding borrowings under the Revolving Credit Facility at September 30, 2025 and at March 31, 2025. At September 30, 2025, we had $1.12 billion outstanding principal amount of Commercial Paper compared to $175.0 million at March 31, 2025.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization in the first six months of fiscal 2026. In the first six months of fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. As of September 30, 2025, approximately $1.56 billion remained available for repurchases under the program. As of September 30, 2025, we held approximately 38.0 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments on our common stock have totaled approximately $8.12 billion. A quarterly dividend of $0.455 per share of common stock was declared on November 6, 2025 and will be paid on December 9, 2025 to stockholders of record as of November 24, 2025. We expect the aggregate cash dividend on our common stock for the December 2025 quarter to be approximately $246.1 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on September 15, 2025 in the aggregate amount of $27.8 million. To date, our cumulative dividend payments on our Series A Preferred Stock have totaled approximately $52.9 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on November 6, 2025 and will be paid on December 15, 2025 to the holders of Series A Preferred Stock of record as of December 1, 2025.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 6. Debt" and "Note 11. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  In addition, the holders of our 2024 Senior Convertible Debt can require us to repurchase such debt on June 1, 2027 if the price per share of our common stock is less than the conversion price of such debt on the applicable measurement date. Our intention is to finance any required repurchase of the 2024 Senior Convertible Debt by using availability under our Revolving Credit Facility, our Commercial Paper program or other debt or equity financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments on our common stock and Series A Preferred Stock, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance certain of our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from tariffs, high interest rates, high inflation, economic uncertainty, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

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

	As of September 30, 2025	As of March 31, 2025
Current assets, excluding intercompany	$183.7	$671.8
Intercompany receivables from Non-Guarantors	3,172.6	3,527.3
Goodwill and intangible assets	4,551.8	4,586.8
Non-current assets, excluding intercompany	1,162.4	1,213.6
Non-current intercompany receivables from Non-Guarantors	180.2	181.6
Total assets	$9,250.7	$10,181.1

Current liabilities, excluding intercompany	$189.8	$314.9
Intercompany payables due to Non-Guarantors	5,990.5	6,095.1
Long-term debt	5,375.9	5,630.4
Non-current liabilities, excluding intercompany	912.6	959.6
Non-current intercompany payables due to Non-Guarantors	2,117.2	2,116.2
Total liabilities	$14,586.0	$15,116.2

	Six Months Ended September 30, 2025	For the Year Ended March 31, 2025
Revenue, excluding intercompany	$665.2	$1,365.3
Revenue from Non-Guarantors	124.7	400.2
Total revenue	$789.9	$1,765.5
Gross profit, excluding intercompany	458.0	971.0
Gross loss from Non-Guarantors	(196.5)	(378.9)
Total gross profit	$261.5	$592.1
Operating income, excluding intercompany	193.2	483.0
Operating loss from Non-Guarantors	(196.5)	(378.9)
Total operating (loss) income	$(3.3)	$104.1
Net income, excluding intercompany	73.9	210.8
Net loss from Non-Guarantors	(205.9)	(402.8)
Total net loss	$(132.0)	$(192.0)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, our current and long-term debt totaled $5.41 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•dependence on orders received and shipped in the same quarter, limited visibility to product shipments other than those shipped through our certain LTSAs;
•intense competition in the markets we serve, leading to pricing pressures, reduced sales or market share;
•ability to introduce new products on a timely basis, including in response to market changes driven by AI and other factors, or by changing our product design and manufacturing to more advanced technology nodes;
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
•risks related to compliance with laws and regulations regarding privacy, data protection, AI, cybersecurity (including U.S. Department of Defense requirements), and handling of government-regulated data (e.g., controlled unclassified information, classified data, export-controlled data);
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
•our ability to introduce new products that will achieve broad market acceptance at favorable prices and margins;
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
•our ability to successfully transition to more advanced process technologies to reduce manufacturing costs or introduce more advanced products, and the ability to produce these products at desired volumes, such as our first 3nm PCIe Gen 6 Switch;
•the level of sell-through of our products through distribution or resale;
•fluctuations in our mix of product sales;
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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024 and fiscal 2025, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, or due to supply chain disruptions, transit disruptions, tariffs, trade restrictions or political instability. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. Also, the reduced availability of necessary labor, the application of sanctions, trade restrictions or tariffs by the U.S. or other countries or the impact of public health concerns, may adversely impact the industry supply chain. The U.S. has imposed additional tariffs on imports, and certain countries have imposed retaliatory tariffs on imports that have the U.S. as their country of origin. For example, in 2025, the U.S imposed tariffs on imports from China and other countries and foreign governments imposed tariffs on imports from the U.S. It is unclear what tariffs will apply to semiconductors at this time.

Supply interruptions or additional tariffs imposed on components, raw materials, or equipment may increase our costs and have an adverse impact on our operating results in future periods. We also have in the past and may in the future incur increases in manufacturing costs in taking actions which are designed to mitigate the impact of supply interruptions or tariffs on our operations. We will attempt to mitigate the impact of these various supply interruptions and tariffs on our business but may experience an increase in operating costs, impaired sourcing flexibility, and reduced demand for our products, resulting in reduced revenue.

Our customers may also be adversely affected by the tariffs, supply interruptions and other issues described above. The labor, supplies and equipment necessary for their businesses could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of supplies, components, or labor, transit disruptions, consolidation in their supply chain, or sanctions, trade restrictions or tariffs or the impact of public health concerns that impair sourcing flexibility or increase costs. If our customers are not able to produce their products, then their need for our products will decrease. Such interruptions of our customers’ businesses could harm our business. For example, on September 30, 2025, the Dutch government took control of Nexperia, a Chinese-owned, Netherlands-based based chip company that manufactures chips used in the automotive and consumer electronics industries. On October 4, 2025, the Chinese Ministry of Commerce issued export controls which prohibit export of Nexperia products out of China. Various automotive and consumer electronics manufacturers may be adversely impacted by the Nexperia chip supply interruptions, resulting in a decrease in automotive and consumer electronics production, and a decrease in demand for our products by such customers. This decrease in demand could adversely impact our operating results.

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

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are available from multiple suppliers, China is the predominant producer of certain of these materials. In April 2025, China imposed export restrictions on certain rare earth minerals. In October 2025, China added controls to additional elements and added a license requirement for export of these elements and related magnets to foreign manufacturers. If China were to further restrict or stop exporting these materials or pressure other countries to do so, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries. Such a constraint may also impact our customers. For example, the controls on rare earth magnets caused certain automotive manufacturers to pause operations. Such interruptions in our downstream markets could adversely impact the demand for our products.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2026, approximately 65% of our net sales came from products that were produced at outside wafer foundries compared to 64% of our net sales in fiscal 2025. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2026, approximately 32% of our assembly requirements and 31% of our test requirements were performed by third-party contractors, compared to approximately 33% and 33%, respectively, during fiscal 2025. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. Due to decreased demand for our products in recent periods, we have taken actions to decrease our capacity allocation from our wafer fabrication, assembly and test subcontractors. However, we could still purchase products or services even though we currently do not need them in order to take advantage of contract credits. This could result in excess inventory and inventory reserve charges that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. If this occurs, it may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors.

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

In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We have received and expect to continue to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and applied for other incentives provided by the legislation; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that we will pursue or receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we conclude our CHIPS Act negotiations and receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2026, approximately 76% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan. During fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024, fiscal 2025 and in the first half of fiscal 2026, economic weakness in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. For example, on September 13, 2025, China's Ministry of Commerce initiated an antidumping investigation of imports into China of analog chips originating in the United States. While we are not a subject of this investigation, additional tariffs are likely to be imposed as a result of this investigation and could have an adverse impact on our revenue. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned of affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 42. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, the Philippines, and specialized test and assembly facilities for our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We depend on orders that are received and shipped in the same quarter and have limited visibility to product shipments other than orders placed under certain LTSAs.

Our net sales in any given quarter depend upon a combination of shipments from backlog, and orders that are both received and shipped in the same quarter, which we call turns orders. We measure turns orders at the beginning of a quarter based on the orders needed to meet the shipment targets that we set entering the quarter. Historically, our ability to respond quickly to customer orders has been part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our visibility on future shipments. Turns orders correlate to overall semiconductor industry conditions and product lead times, and in light of current industry conditions, turns orders are once again key to our ability to meet our business objectives. Because turns orders can be difficult to predict, especially in times of economic volatility and changes in tariffs, as experienced in current and recent quarters, where customers may change order levels within the quarter, varying levels of turns orders make it more difficult to forecast net sales. The level of turns orders has in the past and may in the future decrease in periods where customers are holding excess inventory of our products. We believe our customers increased their order levels in fiscal 2021 and in fiscal 2022 in periods of tight supply to help ensure they had sufficient inventory of our products to meet their needs, and then they were unable to sell their products at their forecasted levels which reduced our level of turns orders. As a significant portion of our products are manufactured at foundries, foundry lead times may affect our ability to satisfy certain turns orders. If we do not achieve a sufficient level of turns orders in a particular quarter relative to our revenue targets or effectively manage our production based on changes in order forecasts, our revenue and operating results will likely suffer.

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

The semiconductor industry is intensely competitive and faces price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant assistance financial or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors, including trying to disrupt the U.S. semiconductor industry. The semiconductor industry has experienced significant consolidation in recent years which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors, including, but not limited to:
•changes in demand in the markets that we serve and the overall rate of growth or contraction of such markets, including but not limited to the automotive, personal computing and consumer electronics markets;
•our success in designing and manufacturing new products including those implementing new technologies, including AI, or complying with new governmental restrictions regarding implementation of new technologies;
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
•the rate at which the markets that we serve redesign and change their own products, including in response to market changes caused by developing technologies such as AI and other market forces;
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

We have experienced, and may experience in the future, pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our products. In fiscal 2023 and fiscal 2022, we experienced cost increases which we were able to pass on to our customers. However, in the future, we may be unable to maintain average selling prices due to an oversupply of product in the market or increased pricing pressure, including as a result of tariffs being applied to the products we sell or purchase, or actions taken by foreign governments such as China to favor companies located in their own country through tariffs or other actions, which could adversely impact our operating results.

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

Our future operating results depend on our ability to develop and timely introduce new products that compete effectively on the basis of price and performance and which address customer requirements. The success of our new product introductions depends on various factors, including, but not limited to:
•understanding and predicting changes in the market segments that we serve, including changes driven by AI;
•effective new product selection;
•timely completion and introduction of new product designs, and the ability to produce these products at desired volumes, including those developed on more advanced technology nodes such as our first 3nm PCIe Gen 6 Switch;
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
•the level of competition for our new products and how the features and prices of our new products compare with competing products;
•availability of development and support tools and collateral literature that make complex new products easy for engineers to understand and use; and
•market acceptance of our customers' end products.

Because our products are complex, we have experienced delays from time to time in completing new product development. New products may not receive or maintain substantial market acceptance.  We may be unable to timely design, develop and introduce competitive products, or produce them at desired volumes, which could adversely impact our future operating results.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first six months of fiscal 2026 and in fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $102.5 million and $173.0 million, respectively. Additionally, as we are moving production between factories, including from Fab 2 to our Oregon and Colorado facilities, we may experience lower than anticipated yields during this transition.

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

Sales to distributors accounted for approximately 46% of our net sales in the first six months of fiscal 2026 and approximately 45% of our net sales in fiscal 2025. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Future adverse conditions in the U.S. or global economies, labor markets, or credit markets, whether resulting from tariffs or other factors, could materially impact distributor operations. Any deterioration in the financial condition, disruption in the operations of our distributors, or disruption of our ability to conduct business with our distributors would likely adversely impact the flow of our products to our end customers and adversely impact our results of operation. For example, on October 8, 2025, certain subsidiaries of Arrow Electronics (Arrow) were placed on the U.S. Department of Commerce Entity List. As a result, we could not ship or transfer products or other items that are governed by the U.S. Export Administration regulations (EAR) to those entities until they were removed from the Entity List. Nine days later, the U.S. Department of Commerce authorized Arrow and its subsidiaries to continue with certain transactions and indicated that Arrow and its subsidiaries would be removed from the Entity List. We worked to minimize disruptions in our supply chain during this period. There was no material impact to Microchip or its customers as a result of this interruption in shipments to certain subsidiaries of Arrow. In addition, during an industry or economic downturn (including in recent periods), there may be an oversupply and decrease in demand for our products, which could reduce our net sales in a given period, increase order push-outs, increase inventory returns, and cause us to carry elevated levels of inventory. For example, in the fourth quarter of fiscal 2023, in fiscal 2024 and in fiscal 2025, we accommodated requests by end customers to push-out certain distributor orders to help them manage inventory levels and, in some cases, to help other end customers that are experiencing supply shortages. As a result of the foregoing, we incurred charges in connection with obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could have a material adverse impact on our business.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 63.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. or foreign government agencies.  Such sales are subject to federal contracting regulations as well as uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. or foreign government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements in the U.S., or the impact of pandemics.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, a section in the U.S. National Defense Authorization Act of 2023 (the NDAA 2023), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Sections 805 and 5949 of the NDAA 2023 go into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, and tax and trade policies implemented by current or future administrations.

Delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past, current, or future shutdown of the U.S. federal or foreign governments, could materially and adversely affect our operating results. As of the date of the filing of this report on Form 10-Q, the U.S. federal government has failed to complete their annual budget process or provide for a continuing resolution to fund government operations, resulting in a U.S. federal government shutdown. During the shutdown we may experience delays, reductions in or terminations of government purchases, contracts or subcontracts, which could materially and adversely affect our operating results. We have not currently experienced adverse effects due to the shutdown, but may if it continues. While we generally function as a subcontractor in these type of transactions, further changes in U.S. or foreign government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification in the U.S.), may adversely impact the contracting environment, our ability to enter into or renew contracts, our ability to hire and retain employees, and our operating results.

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government-related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers and related to handling of government-regulated data.  To be awarded new contracts after November 10, 2025 for the U.S. government, we may be required to meet certain levels of the Cybersecurity Maturity Model Certifications that we may not meet, or may choose not to meet. Over time, more government contracts may require higher Cybersecurity Maturity Model Certifications and if we do not meet them, we will become ineligible for certain contracts. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. If personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our results of operations. We must also comply with regulations regarding the handling of controlled unclassified information and export-controlled data, as well as U.S. Department of Defense cybersecurity requirements (such as those under the Federal Acquisition Regulations (FAR) and Defense Acquisition Regulations (DFARS)). Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors for a period of time. Any such suspension or debarment or other sanction may materially and adversely affect our operating results or reputation.

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

From time to time, we have received, and may in the future receive, economic incentive grants, tax benefits, and allowances from national, state and local governments, agencies and research organizations targeted at increasing employment, production or investment at specific locations. Tax arrangements and subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain benefits, and these programs can be subjected to periodic review by the relevant governments. Regulations associated with government grants may contain certain restrictions on grant recipient technology licensing activities and the expansion of certain facilities. Compliance with these restrictions could add complexity to our operations and increase our costs. In addition, noncompliance with the conditions of the grants or arrangements could result in our forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. We may be unable to obtain future incentives to continue to fund a portion of our capital expenditures and operating costs, without which our cost structure would be adversely impacted. Further, any decrease in amounts received could have a material adverse effect on our business, results of operations, or financial condition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2025, we had goodwill of $6.70 billion and net intangible assets of $2.17 billion. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through September 30, 2025, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in the first six months of fiscal 2026. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Due to the types of products we sell and the significant amount of sales we make to government agencies or customers whose principal sales are to U.S. government agencies, we have experienced and expect to continue to experience in the future, attacks on our IT systems and data, including attempts to breach our security, network compromises and attempts to introduce malicious software into our IT systems. Geopolitical events and tensions may increase these risks. Also, as AI continues to evolve, cyber-attackers could use AI and machine learning to enhance attack methods, develop malicious code, sophisticated phishing attempts, and convincing deep fakes. A deep fake is a manipulation of our content or the voices or images of our leaders to maliciously publish false messages that appear to be authentic. Such messages may harm our reputation, which may in turn have an adverse impact on our revenue and profits, and reduce the trading price of our stock. A threat could also be introduced by our or our customers' and business partners' use of AI tools. The output of these tools may include threats such as introducing malicious code when AI generated source code is incorporated into products or systems. Were any future attacks to be successful, or through the unintentional introduction of security vulnerability due to AI usage, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. More generally, we may face significant delays in identifying, remediating, and otherwise responding to any interruption, disruption, security breach or incident.

In recent years, we have regularly implemented improvements to our protective measures that have included, but have not been limited to, implementation of the following: firewalls, endpoint intrusion detection and response software, regular vulnerability scanning and risk-based remediation, automated patching, log monitors, AI-assisted event correlation tools, network segmentation, routine backups with offsite retention of storage media, system audits, dual factor identification, data partitioning and encryption, privileged account segregation and monitoring, routine password modifications, and an enhanced information security program including training classes and phishing exercises for employees and contractors with system access, along with tabletop exercises conducted by information security personnel. However, our system improvements have not been fully effective in preventing attacks on our IT systems and data, including breaches of our security measures, and there can be no assurance that any future system improvements will be effective in preventing cyber-attacks or disruptions, a ransom-style attack, or limiting the damage from any cyber-attacks or disruptions. Our ability to recover from ransomware and other ransom-style attacks may be limited if our backups have been affected by the attack, or if restoring data from backups is delayed or not feasible. Our system improvements have resulted in increased costs to us and we may be required to dedicate additional expenditures and resources to making system improvements and otherwise addressing cybersecurity matters in the future, whether in response to any disruption, interruption, breach, incident or otherwise. Further, any future improvements, attacks or disruptions could result in additional costs related to rebuilding our internal systems, defending litigation, complaints or other claims, providing notices to regulatory agencies or other third parties, responding to regulatory inquiries, actions or other proceedings, or paying damages, fines or penalties. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any actual or alleged failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our cybersecurity practices or measures. We do not have insurance coverage specifically for cybersecurity matters. Insurance coverage that we do have may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our cybersecurity practices or measures or otherwise relating to any cybersecurity breach or incident, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We face risks related to security vulnerabilities in our products.

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. And, while some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or Internet of Things, automotive applications, and applications that use AI. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can develop that may impact our assessment of a security vulnerability, including information learned as we develop and deploy mitigations, or become aware of additional variants or evaluate the competitiveness of products.

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

We limit our employees’ use of AI tools, such as ChatGPT, in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential or other controlled information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, failure to comply with open-source software requirements, and failure to comply with actual or asserted legal or other obligations. AI tools may also produce inaccurate or biased responses that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Issues relating to the responsible use of our technologies, including AI, may result in reputational or financial harm and liability.

Differing opinions and regulations regarding what constitutes the responsible use of technologies, including new and evolving technologies such as AI, in our internal operations and in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI introduces new legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual societal impact, such as AI solutions with unintended consequences, infringement of copyright or rights of publicity, or those that raise concerns related to human rights, privacy, employment or other social, economic or political issues, or if we are unable to maintain effective internal policies and frameworks relating to the responsible development and use of AI enabling products in this emerging and rapidly changing area, we may experience brand or reputational harm, competitive harm or legal liability. Adhering to AI-related regulations across various jurisdictions related to AI could increase our cost of doing business, may require changes to the way we operate in certain jurisdictions, or may impede our ability to use AI in our internal operations or offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Compliance with existing and proposed government regulation of AI, including federal and state regulations in the U.S and regulations in jurisdictions such as the EU, may also increase the cost of related research and development, and create additional reporting and/or transparency requirements. New and updated AI regulations could impose onerous obligations that may disadvantage us and require us to change our business practices, which may negatively impact our financial results.

Our failure to comply with federal, state, or international laws and regulations regarding privacy, data protection and handling, and cybersecurity may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and handling, and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the EU Cyber Resilience Act and Cybersecurity Act, and the Cybersecurity Maturity Model. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of personal information, establish data privacy rights, impose data breach notification requirements, and create potentially severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate data-handling and cybersecurity requirements, conformity assessments and incident reporting such as the Cybersecurity Maturity Model. Over time, failure to comply with Cybersecurity Maturity Model levels required by the U.S. Department of Defense and its prime customers may make us ineligible for government contracts. Such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA or make sales into government-related projects.

We have relied mainly on the European Commission’s Standard Contractual Clauses (SCCs), for transfers of personal information from the EEA to the U.S. or other countries. However, the Court of Justice of the EU in a July 2020 decision (Schrems II) invalidated the EU-U.S. Privacy Shield Framework (Privacy Shield) and also called for stricter conditions in the use of the SCCs. Following the Schrems II decision, certain data protection authorities in the EU have issued statements advising companies within their jurisdiction not to transfer personal data to the U.S. under the SCCs. The EU and U.S. have established a successor framework to the Privacy Shield, the EU-U.S. Data Privacy Framework (EU-U.S. DPF), but it already has faced a legal challenge and may face additional legal challenges. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we may face increased exposure to regulatory actions and substantial fines and injunctions against processing personal information from the EEA. The loss of our ability to lawfully transfer personal data out of the EEA may cause reluctance or refusal by European customers to communicate with us as they are currently, and we may be required to increase our data processing capabilities in the EEA at significant expense. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of providing our products in those jurisdictions.

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

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection and handling, and cybersecurity. For example, California has enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The U.S. federal government also has laws regarding handling of government-regulated data (e.g., controlled unclassified information, classified data, export-controlled data) and is contemplating federal privacy legislation. The CCPA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

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

While we continue to undertake efforts to conform to current legal and regulatory obligations and to account for relevant best practices, such efforts may be unsuccessful or result in significant costs. We may also experience reluctance, or refusal by European or multi-national customers to continue to provide us with personal data due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by applicable data protection laws or by certain data protection authorities. These and any other laws relating to privacy or data protection and handling and their interpretations continue to develop and their uncertainty and inconsistency may increase the cost of compliance, cause compliance challenges, restrict our ability to offer products in certain locations in the same way that we have been, and potentially adversely affect certain third-party service providers. Further, any actual or alleged failure by us or our service providers to comply with laws, regulations, or other actual or asserted obligations relating to privacy, data protection and handling, or cybersecurity may subject us to claims, demands, and litigation, sanctions or fines by regulators, and other damages and liabilities. Any of the foregoing may harm our reputation and market position and otherwise could adversely affect our business, financial condition and results of operations.

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

Because the systems into which our products are integrated have a higher cost of goods than the products we sell, the expenses and damages we are asked to pay may be significantly higher than the revenue and profits we received. While we exclude consequential damages in our standard terms and conditions, certain of our contracts do not exclude such liabilities. Further, our ability to avoid such liabilities may be limited by law. We have liability insurance which covers certain damages arising out of product defects, but we do not expect that insurance will fully protect against such claims. Payments we may make in connection with these customer claims may adversely affect the results of our operations.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 101,000 customers, and our ten largest direct customers accounted for approximately 12% of our total revenue in the first six months of fiscal 2026, and two of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and the first half of fiscal 2025.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software, or products incorporating U.S. content may be subject to laws and regulations administrated by various agencies including those under the U.S. Departments of State, Commerce, and Treasury, that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations, economic embargoes and tariffs or other trade sanctions against certain countries and parties. Licenses or license exceptions are often required for the shipment of our products to certain countries as well as for releases of our technology and software to foreign nationals. Our inability to timely obtain a license, for any reason, not limited to a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Commerce Department published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computers and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation and others expanded the scope of foreign-produced items subject to license requirements under U.S. law. In November 2023, the U.S. Commerce Department added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Commerce Department has issued a number of regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them. The result of these additional restrictions and the change in the U.S. Administration in 2025 is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Commerce Department effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the National Defense and Authorization Act when supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a “military end use,” to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, have continued to escalate from 2018 to present, and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. Additionally, the U.S has imposed a baseline 10% tariff on almost all imported goods globally. We continue to take steps to mitigate the costs of these tariffs on our business by adjusting our operations and supply chain, but may be unable to completely mitigate the costs of such tariffs, including those imposed thus far in 2025 or in the future.

On August 1, 2025, the U.S. Administration implemented additional changes to its tariff policy, including the suspension of the de minimis exemption, expiration of the 10% baseline tariff, implementation of revised reciprocal tariffs tailored to each trading partner, and the imposition of tariffs on particular goods (e.g., copper). Although semiconductors remain exempt from most of the recent tariff actions, an increase in tariffs on semiconductors is expected to be imposed once the Section 232 investigation into the impact on U.S. national security by imports of semiconductors, semiconductor manufacturing equipment and their derivative products is concluded. Semiconductors may also be subject to tariffs resulting from ongoing trade negotiations. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government has announced restrictions relating to sales of certain raw materials and to sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. The Chinese government also initiated an antidumping investigation into imports of analog chips originating in the United States, which may have an adverse impact on our revenue if additional tariffs are imposed by the Chinese government on products subject to the investigation. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage our non-U.S. customers to purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, we reached a settlement with the IRS for fiscal 2007 to fiscal 2015.

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

The ultimate outcome of disputes of this nature is uncertain, and if the IRB or GTA were to prevail on their assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

New technology trends, such as AI and cyber resiliency and security requirements, require us and our customers to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to cybersecurity and the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact both us and our customers. These changes could impact our internal use of AI and development of products that use AI, and could increase the cost of doing business, and create compliance risks and potential liability, all of which may have a material adverse effect on our financial condition and results of operations.

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

Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, criminal and civil liabilities, import/export restrictions, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs, and could also result in reduction or suspension of production, or even cessation of operations. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to close or reduce production at certain facilities, reengineer certain of our existing products and may prevent us or make it more expensive for us to manufacture, sell and ship our products. Regulations restricting greenhouse gas emissions could cause us to incur significant additional costs of compliance due to the need for changes in manufacturing methods or installation of abatement equipment, expanded data collection, analysis, and certification. For example, in Colorado, Regulation 27 requires companies operating in Colorado to significantly reduce greenhouse gas emissions in a short timeframe. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. If we are unable to implement the necessary abatement plan, we may be required to ramp down our existing operations significantly or risk noncompliance with the rule. The magnitude of the penalties that may be imposed for non-compliance is not currently known but could include significant monetary penalties and orders to reduce or cease production.

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

Customer demands and regulations related to conflict-free minerals and other substances incorporated into or used to manufacture our products may force us to incur additional expenses.

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

In addition to concerns over “conflict” minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain, manufacturing processes, or contained in our products be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

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

We have publicly announced environmental goals including those related to greenhouse gas emissions reduction, achieving net zero carbon emissions and renewable energy usage, however, we may refine or modify such goals in the future. These goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. These goals could expose us to heightened scrutiny and financial, legal, reputational, operational, compliance, and other risks, including lost customer opportunities, which could negatively impact us. Further, any failure to set or achieve corporate responsibility initiatives that meet our stakeholders' evolving expectations could also negatively impact us.

In addition, we are or expect to become subject to various new or proposed climate-related and other sustainability laws and regulations, including, for example, the state of California's new climate change disclosure requirements and the EU's Corporate Sustainability Reporting Directive. Compliance with such laws and regulations, as well as the overall increased focus and scrutiny from certain regulators, investors, customers, vendors, employees, and other stakeholders concerning ESG and climate matters, could impose additional costs on us and expose us to new risks, including resulting in changes to our current ESG goals.

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

Such risks and uncertainties include:
•reputational harm, including damage to our relationship with customers, suppliers, investors, governments, or other stakeholders;
•some customers may choose not to do business with us, or we may choose to discontinue or restrict business with certain customers due to our policies;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, leverage ratios, capital expenditures and dividend payments on our common stock and preferred stock. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the September 2025 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of September 30, 2025, the principal amount of our outstanding indebtedness was $5.41 billion. At September 30, 2025, we had no outstanding borrowings under our Revolving Credit Facility which provides $2.25 billion of revolving loan commitments that terminate in 2030 and $1.12 billion outstanding principal amounts under our Commercial Paper program. At September 30, 2025, we had $3.00 billion in aggregate principal amount of Senior Notes and $1.29 billion in aggregate principal of Convertible Debt outstanding. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments at which point, changes in interest rates will have a more significant impact on our interest expense if we refinance such fixed rate debt with variable rate debt. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, we may be required to undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. In several recent quarters, we have used borrowings to finance a portion of our quarterly dividend payments and we may continue to do so in future periods. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our Senior Notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. While we have maintained our investment grade rating, we were recently downgraded by one rating agency and there is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 6, 2025	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)