Form 10-Q
period 2025-12-31
MICROCHIP TECHNOLOGY INC
filed 2026-02-05
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of January 28, 2026 was 541,135,458.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.250% 2025 Notes	2025 Senior Unsecured Notes, matured on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Subordinated Convertible Debt, matured on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Subordinated Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Subordinated Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
ASU	Accounting Standards Update
CEMs	Client engagement managers
CHIPS Act	CHIPS and Science Act of 2022
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time, further updated to $2.25 billion outstanding at any one time pursuant to the Credit Agreement, as amended in March 2025
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt and 2024 Senior Convertible Debt.
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
EAR	Export Administration Regulation
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FAEs	Field applications engineers
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Commercial Paper, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock, issued on March 25, 2025, $0.001 par value per share
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	December 31,	March 31,
	2025	2025
Cash and cash equivalents	$250.7	$771.7
Accounts receivable, net	731.2	689.7
Inventories	1,057.7	1,293.5
Other current assets	251.0	236.4
Total current assets	2,290.6	2,991.3
Property, plant and equipment, net	1,130.0	1,183.7
Goodwill	6,695.5	6,684.8
Intangible assets, net	2,099.1	2,389.0
Long-term deferred tax assets	1,742.5	1,728.1
Other assets	367.8	397.7
Total assets	$14,325.5	$15,374.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$160.6	$160.6
Accrued liabilities	898.7	994.5
Total current liabilities	1,059.3	1,155.1
Long-term debt	5,366.0	5,630.4
Long-term income tax payable	572.7	633.4
Long-term deferred tax liability	29.6	33.8
Other long-term liabilities	737.5	843.6
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at December 31, 2025 and March 31, 2025, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,423,967 shares issued and 541,132,605 shares outstanding at December 31, 2025; 577,996,915 shares issued and 538,704,604 shares outstanding at March 31, 2025	0.6	0.6
Additional paid-in capital	4,091.2	3,909.9
Common stock held in treasury: 37,291,362 shares at December 31, 2025; 39,292,311 shares at March 31, 2025	(2,570.8)	(2,611.6)
Accumulated other comprehensive loss	(6.7)	(1.7)
Retained earnings	5,046.1	5,781.1
Total stockholders' equity	6,560.4	7,078.3
Total liabilities and stockholders' equity	$14,325.5	$15,374.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	$1,186.0	$1,026.0	$3,401.9	$3,431.1
Cost of sales	479.1	464.6	1,480.4	1,464.3
Gross profit	706.9	561.4	1,921.5	1,966.8

Research and development	274.3	246.2	792.1	728.6
Selling, general and administrative	168.5	158.2	500.1	465.7
Amortization of acquired intangible assets	107.6	122.6	323.3	368.3
Special charges and other, net	4.8	3.5	33.3	7.6
Operating expenses	555.2	530.5	1,648.8	1,570.2

Operating income	151.7	30.9	272.7	396.6

Interest income	1.3	1.7	9.8	6.5
Interest expense	(55.9)	(68.7)	(169.6)	(189.6)
Loss on settlement of debt	—	(0.3)	—	(0.3)
Other loss, net	(3.5)	(9.7)	(3.3)	(6.0)
Income (loss) before income taxes	93.6	(46.1)	109.6	207.2
Income tax provision	30.9	7.5	23.8	53.1
Net income (loss)	62.7	(53.6)	85.8	154.1
Dividends on Series A Preferred Stock	(27.8)	—	(83.4)	—
Net income (loss) attributable to common stockholders	$34.9	$(53.6)	$2.4	$154.1

Basic net income (loss) per common share	$0.06	$(0.10)	$—	$0.29
Diluted net income (loss) per common share	$0.06	$(0.10)	$—	$0.28
Dividends declared per common share	$0.455	$0.455	$1.365	$1.361
Basic common shares outstanding	540.8	537.4	540.0	536.9
Diluted common shares outstanding	545.5	537.4	544.3	542.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$62.7	$(53.6)	$85.8	$154.1
Components of other comprehensive (loss) income:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(0.5)	4.5	(5.0)	0.2
Other comprehensive (loss) income, net of tax effect	(0.5)	4.5	(5.0)	0.2
Comprehensive income (loss)	$62.2	$(49.1)	$80.8	$154.3

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$85.8	$154.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515.6	563.1
Deferred income taxes	(13.3)	(125.8)
Share-based compensation expense related to equity incentive plans	187.1	139.7
Loss on settlement of debt	—	0.3
Amortization of debt discount	19.6	51.6
Amortization of debt issuance costs	4.0	6.1
Impairment of intangible assets	2.5	—
Other	(8.3)	(45.5)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(40.9)	286.5
Decrease (increase) in inventories	240.0	(35.1)
Decrease in accounts payable and accrued liabilities	(27.4)	(236.6)
Change in other assets and liabilities	(92.1)	(72.7)
Change in income tax payable	(167.5)	6.5
Net cash provided by operating activities	705.1	692.2
Cash flows from investing activities:
Other investing	1.3	2.4
Proceeds from capital-related government incentives	5.1	0.1
Investments in other assets	(72.9)	(122.5)
Capital expenditures	(76.9)	(111.8)
Net cash used in investing activities	(143.4)	(231.8)
Cash flows from financing activities:
Repayments of 2025 Term Loan Facility	—	(750.0)
Proceeds from issuance of Commercial Paper	4,387.5	10,567.1
Repayments of Commercial Paper	(3,460.5)	(10,630.9)
Proceeds from issuance of senior notes	—	1,992.2
Repayment of senior notes	(1,200.0)	(1,000.0)
Proceeds from issuance of convertible debt	—	1,250.0
Payments on settlement of convertible debt	—	(668.5)
Deferred financing costs	—	(18.0)
Purchase of capped call options	—	(105.0)
Proceeds from sale of common stock	42.5	45.4
Tax payments related to shares withheld for vested RSUs	(29.6)	(45.0)
Repurchase of common stock	—	(96.5)
Payment of cash dividends on Series A Preferred Stock	(80.7)	—
Payment of cash dividends on common stock	(737.4)	(730.9)
Capital lease payments	(1.2)	(1.2)
Other Financing	(3.3)	(2.8)
Net cash used in financing activities	(1,082.7)	(194.1)
Net (decrease) increase in cash and cash equivalents	(521.0)	266.3
Cash and cash equivalents, at beginning of period	771.7	319.7
Cash and cash equivalents, at end of period	$250.7	$586.0

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2024	$—	$0.5	$2,482.9	$(2,581.6)	$(3.5)	$6,759.5	$6,657.8
Net income	—	—	—	—	—	129.3	129.3
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Proceeds from sales of common stock through employee equity incentive plans	—	—	13.1	—	—	—	13.1
RSU withholdings	—	—	(18.9)	—	—	—	(18.9)
Treasury stock used for new issuances	—	—	(13.0)	13.0	—	—	—
Repurchase of common stock	—	—	—	(72.7)	—	—	(72.7)
Purchase of capped call options	—	—	(105.0)	—	—	—	(105.0)
Share-based compensation	—	—	45.2	—	—	—	45.2
Dividends on common stock	—	—	—	—	—	(242.6)	(242.6)
Balance at June 30, 2024	—	0.5	2,404.3	(2,641.3)	(3.7)	6,646.2	6,406.0
Net income	—	—	—	—	—	78.4	78.4
Other comprehensive loss	—	—	—	—	(4.1)	—	(4.1)
Proceeds from sales of common stock through employee equity incentive plans	—	—	20.5	—	—	—	20.5
RSU withholdings	—	—	(14.3)	—	—	—	(14.3)
Treasury stock used for new issuances	—	—	(15.3)	15.3	—	—	—
Repurchase of common stock	—	—	—	(17.3)	—	—	(17.3)
Share-based compensation	—	—	50.4	—	—	—	50.4
Dividends on common stock	—	—	—	—	—	(243.7)	(243.7)
Balance at September 30, 2024	—	0.5	2,445.6	(2,643.3)	(7.8)	6,480.9	6,275.9
Net loss	—	—	—	—	—	(53.6)	(53.6)
Other comprehensive income	—	—	—	—	4.5	—	4.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	11.8	—	—	—	11.8
RSU withholdings	—	—	(11.8)	—	—	—	(11.8)
Treasury stock used for new issuances	—	—	(13.7)	13.7	—	—	—
Share-based compensation	—	—	49.3	—	—	—	49.3
Dividends on common stock	—	—	—	—	—	(244.6)	(244.6)
Balance at December 31, 2024	$—	$0.5	$2,481.2	$(2,629.6)	$(3.3)	$6,182.7	$6,031.5

Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3
Net loss	—	—	—	—	—	(18.6)	(18.6)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.4	—	—	—	12.4
RSU withholdings	—	—	(8.4)	—	—	—	(8.4)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Treasury stock used for new issuances	—	—	(11.3)	11.3	—	—	—
Share-based compensation	—	—	52.3	—	—	—	52.3
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.5)	(245.5)
Balance at June 30, 2025	—	0.6	3,974.0	(2,600.3)	(6.4)	5,489.2	6,857.1
Net income	—	—	—	—	—	41.7	41.7
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	—	—	17.9	—	—	—	17.9
RSU withholdings	—	—	(11.6)	—	—	—	(11.6)
Treasury stock used for new issuances	—	—	(15.6)	15.6	—	—	—
Share-based compensation	—	—	63.8	—	—	—	63.8
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.8)	(245.8)
Balance at September 30, 2025	—	0.6	4,028.5	(2,584.7)	(6.2)	5,257.3	6,695.5
Net income	—	—	—	—	—	62.7	62.7
Other comprehensive loss	—	—	—	—	(0.5)	—	(0.5)
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.2	—	—	—	12.2
RSU withholdings	—	—	(9.6)	—	—	—	(9.6)
Treasury stock used for new issuances	—	—	(13.9)	13.9	—	—	—
Share-based compensation	—	—	74.0	—	—	—	74.0
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(246.1)	(246.1)
Balance at December 31, 2025	$—	$0.6	$4,091.2	$(2,570.8)	$(6.7)	$5,046.1	$6,560.4

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025.  The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or for any other period.

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

In December 2025, the FASB issued ASU 2025-10-Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement and presentation of government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted with updates to be applied using a modified prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Three Months Ended December 31, 2025			Nine Months Ended December 31, 2025
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$1,127.1	$58.9	$1,186.0	$3,277.6	$124.3	$3,401.9
Cost of sales	479.1	—	479.1	1,480.4	—	1,480.4
Gross profit	$648.0	$58.9	$706.9	$1,797.2	$124.3	$1,921.5

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$995.0	$31.0	$1,026.0	$3,339.1	$92.0	$3,431.1
Cost of sales	464.6	—	464.6	1,464.3	—	1,464.3
Gross profit	$530.4	$31.0	$561.4	$1,874.8	$92.0	$1,966.8

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Mixed-signal Microcontrollers	$586.5	$533.2	$1,703.6	$1,772.5
Analog	322.9	272.7	960.6	895.4
Other	276.6	220.1	737.7	763.2
Total net sales	$1,186.0	$1,026.0	$3,401.9	$3,431.1

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Distributors	$559.3	$438.7	$1,582.2	$1,531.2
Direct customers	567.8	556.3	1,695.4	1,807.9
Licensees	58.9	31.0	124.3	92.0
Total net sales	$1,186.0	$1,026.0	$3,401.9	$3,431.1

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of December 31, 2025, the Company had approximately $345.0 million of deferred revenue, of which $163.0 million is included within accrued liabilities and the remaining $182.0 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2025, the Company had approximately $597.9 million of deferred revenue, of which $213.4 million is included within accrued liabilities and the remaining $384.5 million is included within other long-term liabilities on the Company's condensed consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $120.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the nine months ended December 31, 2025. Approximately $168.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024 was recognized as revenue during the nine months ended December 31, 2024.

Of the $345.0 million of deferred revenue as of December 31, 2025, $242.6 million is cash collected from customers under LTSAs, of which $85.9 million is included within accrued liabilities and $156.7 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $102.4 million of deferred revenue as of December 31, 2025 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $102.4 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$62.7	$(53.6)	$85.8	$154.1
Dividends on Series A Preferred Stock	(27.8)	—	(83.4)	—
Net income (loss) attributable to common stockholders	34.9	(53.6)	2.4	154.1
Basic weighted average common shares outstanding	540.8	537.4	540.0	536.9
Dilutive effect of RSUs	4.3	—	3.9	4.4
Dilutive effect of 2015 Senior Convertible Debt	—	—	—	0.2
Dilutive effect of 2017 Senior Convertible Debt	0.4	—	0.4	0.6
Dilutive effect of Series A Preferred Stock	—	—	—	—
Diluted weighted average common shares outstanding	545.5	537.4	544.3	542.1
Basic net income (loss) per common share	$0.06	$(0.10)	$—	$0.29
Diluted net income (loss) per common share	$0.06	$(0.10)	$—	$0.28

The Company computed net income (loss) attributable to common stockholders by reducing net income (loss) by the dividends on Series A Preferred Stock accumulated during the period. The Company computed basic net income (loss) per common share based on the net income (loss) attributable to common stockholders divided by the basic weighted average number of common shares outstanding during the period. The Company computed diluted net income (loss) per common share based on the net income (loss) attributable to common stockholders divided by the basic weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the three months ended December 31, 2025, the calculation of diluted net income per common share excluded 24.1 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive. For the three months ended December 31, 2024, the calculation of diluted net loss per common share excluded 3.6 million common shares from equity incentive plans and 0.1 million and 0.5 million common shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt and 2017 Senior Convertible Debt, respectively, as the related impact would have been anti-dilutive as the Company generated a net loss. For the nine months ended December 31, 2025, the calculation of diluted net income per common share excluded 25.0 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
2015 Senior Convertible Debt(1)	$—	$28.30	$—	$28.49
2017 Senior Convertible Debt	$42.79	$44.14	$43.14	$44.42
2020 Senior Convertible Debt(2)	$—	$—	$—	$91.08
2024 Senior Convertible Debt	$121.80	$121.83	$121.81	$121.84

(1) The weighted average conversion price per share for the 2015 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in February 2025.
(2) The weighted average conversion price per share for the 2020 Senior Convertible Debt was prior to the settlement of the outstanding principal amount in November 2024.

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			December 31,	March 31,
			2025	2025
Commercial Paper			$1,106.0	$175.0
4.250% 2025 Notes	4.250%	4.6%	—	1,200.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness			4,106.0	4,375.0

2017 Senior Convertible Debt	1.625%	1.8%	37.9	38.0
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
Total Convertible Debt			1,287.9	1,288.0

Gross long-term debt including current maturities			5,393.9	5,663.0
Less: Debt discount(2)			(11.7)	(13.1)
Less: Debt issuance costs(3)			(16.2)	(19.5)
Net long-term debt including current maturities			5,366.0	5,630.4
Less: Current maturities(4)			—	—
Net long-term debt			$5,366.0	$5,630.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at December 31, 2025 and at March 31, 2025.

(2) The unamortized discount consists of the following (in millions):

	December 31,	March 31,
	2025	2025
Commercial Paper	$(2.2)	$(0.1)
4.250% 2025 Notes	—	(1.3)
4.900% 2028 Notes	(2.5)	(3.3)
5.050% 2029 Notes	(3.5)	(4.3)
5.050% 2030 Notes	(3.5)	(4.1)
Total unamortized discount	$(11.7)	$(13.1)

(3) Debt issuance costs consist of the following (in millions):

	December 31,	March 31,
	2025	2025
4.250% 2025 Notes	$—	$(0.2)
4.900% 2028 Notes	(1.3)	(1.7)
5.050% 2029 Notes	(1.3)	(1.8)
5.050% 2030 Notes	(1.5)	(1.7)
2017 Senior Convertible Debt	(0.1)	(0.1)
2024 Senior Convertible Debt	(12.0)	(14.0)
Total debt issuance costs	$(16.2)	$(19.5)

(4) As of December 31, 2025, the outstanding Commercial Paper which matures within the three months ending March 31, 2026, and the 2017 Senior Convertible Debt which is convertible, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion. As of March 31, 2025, the outstanding Commercial Paper which matured within the three months ending June 30, 2025, and the 4.250% 2025 Notes which matured on September 1, 2025, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of December 31, 2025, are as follows (in millions):

Fiscal year ending March 31,	Amount
2026	$1,106.0
2027	37.9
2028	1,000.0
2029	1,000.0
2030	1,000.0
Thereafter	1,250.0
Total	$5,393.9

Ranking of Convertible Debt - Each series of Convertible Debt is an unsecured obligation. The 2017 Senior Convertible Debt is subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness and the 2024 Senior Convertible Debt. The 2024 Senior Convertible Debt ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the 2024 Senior Convertible Debt; and the Convertible Debt ranks junior in right of payment to any of the Company's secured and unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of December 31, 2025
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.3705	$42.79	11.6862	33.3030
2024 Senior Convertible Debt(1)	8.2099	$121.80	—	10.4675
(1) As of December 31, 2025, the 2024 Senior Convertible Debt was not convertible. As of December 31, 2025, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between January 1, 2026 and March 31, 2026 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended December 31, 2025.

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

Interest expense consists of the following (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Debt issuance cost amortization	$0.6	$0.8	$1.9	$2.6
Debt discount amortization	12.9	23.5	19.6	51.6
Interest expense	38.2	39.5	135.9	121.2
Total interest expense on Senior Indebtedness	51.7	63.8	157.4	175.4
Debt issuance cost amortization	0.7	1.0	2.1	3.5
Coupon interest expense	2.5	2.6	7.5	6.4
Total interest expense on Convertible Debt	3.2	3.6	9.6	9.9
Other interest expense	1.0	1.3	2.6	4.3
Total interest expense	$55.9	$68.7	$169.6	$189.6

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of December 31, 2025, the Company had $1.11 billion of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 4.03% as of December 31, 2025.

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

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	December 31, 2025		March 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$1,103.8	$1,106.0	$174.9	$175.0
4.250% 2025 Notes	—	—	1,198.5	1,196.9
4.900% 2028 Notes	996.2	1,014.2	995.0	1,002.5
5.050% 2029 Notes	995.2	1,020.1	993.9	1,005.8
5.050% 2030 Notes	995.0	1,021.2	994.2	996.9
2017 Senior Convertible Debt	37.8	67.5	37.9	57.7
2024 Senior Convertible Debt	1,238.0	1,227.5	1,236.0	1,173.4
Total	$5,366.0	$5,456.5	$5,630.4	$5,608.2
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,206.7	$(5,278.1)	$1,928.6
Customer-related	202.5	(162.2)	40.3
In-process research and development	7.1	—	7.1
Software licenses	285.9	(162.8)	123.1
Total	$7,702.2	$(5,603.1)	$2,099.1

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,149.9	$(4,981.6)	$2,168.3
Customer-related	199.5	(152.8)	46.7
In-process research and development	50.8	—	50.8
Software licenses	259.3	(136.1)	123.2
Total	$7,659.5	$(5,270.5)	$2,389.0

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2026 through fiscal 2030, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2026	$134.8
2027	$451.5
2028	$344.7
2029	$269.8
2030	$257.8

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Amortization expense charged to cost of sales	$5.3	$6.1	$15.5	$13.7
Amortization expense charged to operating expense	128.7	140.3	383.8	424.8
Total amortization expense	$134.0	$146.4	$399.3	$438.5

The Company recognized no impairment charges in the three months ended December 31, 2025 and impairment charges of $2.5 million in the nine months ended December 31, 2025. There were no impairment charges in the three and nine months ended December 31, 2024.

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2025	$6,665.6	$19.2
Additions due to acquisition	10.7	—
Balance at December 31, 2025	$6,676.3	$19.2

At March 31, 2025, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through December 31, 2025, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	December 31,	March 31,
	2025	2025
Trade accounts receivable	$697.6	$684.1
Other	39.2	11.5
Total accounts receivable, gross	736.8	695.6
Less: allowance for expected credit losses	5.6	5.9
Total accounts receivable, net	$731.2	$689.7

Inventories

The components of inventories consist of the following (in millions):

	December 31,	March 31,
	2025	2025
Raw materials	$132.7	$174.8
Work in process	699.9	857.6
Finished goods	225.1	261.1
Total inventories	$1,057.7	$1,293.5

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,	March 31,
	2025	2025
Land	$99.7	$84.8
Building and building improvements	710.7	705.9
Machinery and equipment	2,440.5	2,311.3
Projects in process	431.5	424.1
Total property, plant and equipment, gross	3,682.4	3,526.1
Less: accumulated depreciation and amortization	2,552.4	2,342.4
Total property, plant and equipment, net	$1,130.0	$1,183.7

Depreciation expense attributed to property, plant and equipment was $37.8 million and $116.3 million for the three and nine months ended December 31, 2025, respectively, compared to $40.4 million and $124.6 million for the three and nine months ended December 31, 2024, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and nine months ended December 31, 2025 and 2024, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	December 31,	March 31,
	2025	2025
Accrued compensation and benefits	$134.0	$108.1
Income taxes payable	—	99.1
Deferred revenue	163.0	213.4
Sales related reserves	339.5	329.7
Current portion of lease liabilities	38.6	35.7
Accrued expenses and other liabilities	223.6	208.5
Total accrued liabilities	$898.7	$994.5

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of December 31, 2025, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2026	$194.8
2027	101.3
2028	71.5
2029	16.7
2030	9.6
Thereafter	36.1
Total	$430.0

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $202.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of December 31, 2025, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of December 31, 2025, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s tax expense for the nine months ended December 31, 2025 resulted in an effective tax rate of 21.7% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the nine months ended December 31, 2025 and December 31, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of Global Intangible Low Tax Income (GILTI) in the U.S. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at different rates than the U.S. are earnings accrued in Thailand, Malta, and Ireland.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the nine months ended December 31, 2025 and the year ended March 31, 2025 (in millions):

	December 31,	March 31,
	2025	2025
Beginning gross unrecognized tax benefit	$821.2	$792.4
Decreases related to settlements with tax authorities	(50.4)	(0.7)
Decreases related to statute of limitation expirations	(5.2)	(6.9)
Increases related to current year tax positions	13.6	27.1
Increases (decreases) related to prior year tax positions	(84.3)	9.3
Ending gross unrecognized tax benefits	$694.9	$821.2

As of December 31, 2025 and March 31, 2025, the Company had accrued interest and penalties related to tax contingencies of $112.7 million and $135.8 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the nine months ended December 31, 2025, the Company released previously accrued interest and penalties of $23.1 million, compared to the charges in interest and penalties to operations of $31.2 million in the fiscal year ended March 31, 2025.

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

The total amount of gross unrecognized tax benefits was $694.9 million and $821.2 million as of December 31, 2025, and March 31, 2025, respectively, of which $615.8 million and $706.4 million is estimated to impact the Company's effective tax rate, if recognized. Unrecognized tax benefits may change in the next 12 months due to expiration of statutes of limitation, changes in the Company’s judgment about the level of uncertainty arising from new information, status of tax examinations, tax litigation, and legislative changes. The Company is unable to reasonably estimate the change in the unrecognized tax benefits in the next 12 months. Positions that may be resolved include various U.S. and non-U.S. matters.

The Company reviews its unrecognized tax positions at each interim period. In the quarter ending September 30, 2025, due to settlements reached with tax authorities, the Company determined that certain unrecognized tax positions should be remeasured, including the indirect tax effects, penalties, and interest associated with these unrecognized tax positions. The effect of this change in estimate was to record an income tax benefit of $24.4 million, which increased basic net income per common share by $0.05 for the nine months ended December 31, 2025, and increased diluted net income per common share by $0.04 for the nine months ended December 31, 2025, both of which are a component of income tax provision from continuing operations. The effect of this change did not impact basic or diluted net income per common share for the three months ended December 31, 2025.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of sales(1)	$10.5	$7.4	$26.5	$18.3
Research and development	39.3	28.8	101.6	79.0
Selling, general and administrative	22.8	13.2	59.0	42.4
Pre-tax effect of share-based compensation	72.6	49.4	187.1	139.7
Income tax benefit	15.1	10.4	38.8	29.3
Net income effect of share-based compensation	$57.5	$39.0	$148.3	$110.4
(1) During the three and nine months ended December 31, 2025, $6.9 million and $16.4 million, respectively, of share-based compensation expense was capitalized to inventory and $10.5 million and $26.5 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and nine months ended December 31, 2024, $3.6 million and $13.6 million, respectively, of share-based compensation expense was capitalized to inventory and $7.4 million and $18.3 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2024	—	577.8	41.1
Repurchase of common stock	—	—	0.8
Common stock issued under employee equity incentive plans	—	0.8	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2024	—	577.8	41.3
Repurchase of common stock	—	—	0.2
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at September 30, 2024	—	577.8	40.8
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Common stock issued to settle convertible debt	—	0.1	—
Balance at December 31, 2024	—	577.9	40.1

Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	0.7	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.1)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2025	1.5	578.4	38.7

	Series A Preferred Stock	Common Stock	Treasury Stock
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at September 30, 2025	1.5	578.4	38.0
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at December 31, 2025	1.5	578.4	37.3

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock in the three and nine months ended December 31, 2025. As of December 31, 2025, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of December 31, 2025, the Company had approximately 37.3 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the condensed consolidated balance sheets until paid. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on December 15, 2025 in the aggregate amount of $27.8 million. Dividends paid on Series A Preferred Stock in the nine months ended December 31, 2025 were an aggregate of $80.7 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on February 5, 2026 and will be paid on March 16, 2026 to the holders of Series A Preferred Stock of record as of March 1, 2026.

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

Common Stock Dividends

A quarterly cash dividend of $0.455 per share of common stock was paid on December 9, 2025 in the aggregate amount of $246.1 million.  A quarterly cash dividend of $0.455 per share of common stock was declared on February 5, 2026 and will be paid on March 10, 2026 to stockholders of record as of February 23, 2026. The Company expects the March 2026 payment of its quarterly cash dividend on its common stock to be approximately $246.5 million.

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
•Our ability to effectively utilize our facilities at appropriate capacity levels or obtain sufficient capacity from our manufacturing sub-contractors;
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
•The benefits and risks of the use of artificial intelligence by us, our partners and customers, or malicious third parties and its impact on our products, our labor and technological needs, and regulatory or intellectual property compliance;
•The impact of the resolution of legal actions on our business, and the accuracy of our assessment of the probability of loss and range of potential loss;
•The amounts and timing, and our plans and expectations relating to the U.S. Statutory Notice of Deficiencies, and proposed income adjustment from the Malaysian Inland Revenue Board, and taxation assessments from the German Tax Authorities;
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
•The impact of any failure by us to adequately control the storage, use, discharge and disposal of regulated substances;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended December 31, 2025 compared to the three and nine months ended December 31, 2024, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

During most of fiscal 2025, our overall business was weak as we navigated through a large inventory correction. However, in the first nine months of fiscal 2026, we saw a significant improvement in our overall business compared to the fourth quarter of fiscal 2025. Net sales in our mixed-signal microcontroller and analog product lines increased sequentially in the December 2025 quarter compared to the September 2025 quarter. Net sales were up sequentially in the Americas and Europe and were essentially flat in Asia in the December 2025 quarter compared to the September 2025 quarter. Consistent with the business recovery plan which we implemented in March 2025, we continued to reduce inventory in the December 2025 quarter compared to the September 2025 quarter. Most of our factory expansion activity remains paused as we continue to execute our recovery plan and take actions to further reduce inventory.

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. Our strategic focus includes general purpose and specialized 8-bit, 16-bit, and 32-bit mixed-signal microcontrollers, microprocessors, analog, FPGA, and memory products. In July 2024, we entered the 64-bit mixed-signal microprocessor market, furthering our expansion beyond 32-bit architecture. With over 35 years of technology leadership, our broad product portfolio is a Total System Solution (TSS) for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our synergistic product portfolio empowers disruptive growth trends, including AI/ML, data centers, edge computing and Internet of Things (IoT), E-mobility, networking and connectivity, and sustainability, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test. Due to high inventory levels and ample capacity, on December 2, 2024, we announced our decision to close our Tempe, Arizona wafer fabrication facility that we refer to as Fab 2 and the closure of Fab 2 was completed in May 2025. We entered into an agreement to sell Fab 2 to a third party in October 2025 and the closing of the sale is still pending. Many of the process technologies that ran in Fab 2 also run in our Oregon and Colorado factories, which both have ample clean room space for expansion, and we are transferring production of many devices from Fab 2 to our Oregon and Colorado locations. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles and capture a portion of the wafer manufacturing and assembly and testing profit margin.

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

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 49 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first nine months of the fiscal year ending March 31, 2026 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.4	45.3	43.5	42.7
Gross profit	59.6	54.7	56.5	57.3

Research and development	23.1	24.0	23.3	21.2
Selling, general and administrative	14.2	15.4	14.7	13.6
Amortization of acquired intangible assets	9.1	12.0	9.5	10.7
Special charges and other, net	0.4	0.3	1.0	0.2
Operating income	12.8%	3.0%	8.0%	11.6%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
Net sales	$1,186.0	$1,026.0	15.6%	$3,401.9	$3,431.1	(0.9)%

The increase in net sales in the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily due to increased customer purchases as they worked through excess inventory levels as well as new customer design win activity coming to production. The decrease in net sales in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 was primarily due to many customers having high levels of inventory and delaying or reducing orders. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the changes in our reported net sales for the three and nine months ended December 31, 2025 compared to the three and nine months ended December 31, 2024 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
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

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the changes in our net sales in the three and nine months ended December 31, 2025 or the three and nine months ended December 31, 2024.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	%	2024	%	2025	%	2024	%
Mixed-signal Microcontrollers	$586.5	49.5	$533.2	52.0	$1,703.6	50.1	$1,772.5	51.7
Analog	322.9	27.2	272.7	26.6	960.6	28.2	895.4	26.1
Other	276.6	23.3	220.1	21.4	737.7	21.7	763.2	22.2
Total net sales	$1,186.0	100.0	$1,026.0	100.0	$3,401.9	100.0	$3,431.1	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 49.5% and 50.1% of our net sales in the three and nine months ended December 31, 2025, respectively, compared to approximately 52.0% and 51.7% of our net sales in the three and nine months ended December 31, 2024, respectively.

Net sales of our mixed-signal microcontroller products increased 10.0% in the three months ended December 31, 2025, compared to the three months ended December 31, 2024 primarily due to increased customer purchases as they worked through excess inventory levels as well as new customer design win activity coming to production. Net sales of our mixed-signal microcontroller products decreased 3.9% in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 primarily due to many customers having high levels of inventory and delaying or reducing orders.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 27.2% and 28.2% of our net sales in the three and nine months ended December 31, 2025, respectively, compared to approximately 26.6% and 26.1% of our net sales in the three and nine months ended December 31, 2024, respectively.

Net sales from our analog product line increased 18.4% and 7.3% in the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, primarily due to a portion of our customer base having worked through their previous high inventory balances and needing to purchase products at a higher level to support demand as well as new customer design win activity coming to production.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 23.3% and 21.7% of our net sales in the three and nine months ended December 31, 2025, respectively, compared to approximately 21.4% and 22.2% of our net sales in the three and nine months ended December 31, 2024, respectively.

Net sales related to these services and products increased 25.7% in the three months ended December 31, 2025 compared to the three months ended December 31, 2024 primarily due to sales of certain of our intellectual property rights. Net sales related to these services and products decreased 3.3% in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 primarily due to many customers having high levels of inventory and delaying or reducing orders. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% of our net sales in each of the three and nine months ended December 31, 2025, respectively, and approximately 43% and 45% of our net sales in the three and nine months ended December 31, 2024, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 12% and 10% of our net sales in the nine months ended December 31, 2025 and December 31, 2024, respectively, no other distributor or direct customer accounted for more than 10% of our net sales during these periods. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At December 31, 2025, our distributors maintained 28 days of inventory of our products compared to 33 days at March 31, 2025.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days.  Inventory holding patterns at our distributors have had a material adverse impact on our net sales in recent periods. For example, when our distributors hold relatively high levels of inventory, they are likely to purchase fewer products from us.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025	%	2024	%	2025	%	2024	%
Americas	$366.7	30.9	$297.4	29.0	$1,013.1	29.8	$1,041.8	30.3
Europe	246.2	20.8	183.9	17.9	696.5	20.5	668.6	19.5
Asia	573.1	48.3	544.7	53.1	1,692.3	49.7	1,720.7	50.2
Total net sales	$1,186.0	100.0	$1,026.0	100.0	$3,401.9	100.0	$3,431.1	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 72% and 75% of our total net sales in the three and nine months ended December 31, 2025, respectively, compared to approximately 76% and 75% of our total net sales in the three and nine months ended December 31, 2024, respectively. Net sales increased in all geographies in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to increased customer purchases as they worked through excess inventory levels as well as new customer design win activity coming to production. The decreases in net sales in the Americas and in Asia in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, were primarily due to many customers having high levels of inventory and delaying or reducing orders. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in the three months ended December 31, 2025 was $706.9 million, or 59.6% of net sales, compared to $561.4 million, or 54.7% of net sales, in the three months ended December 31, 2024. Our gross profit in the nine months ended December 31, 2025 was $1.92 billion, or 56.5% of net sales, compared to $1.97 billion, or 57.3% of net sales, in the nine months ended December 31, 2024.

The primary reasons for the increase in gross profit of $145.5 million in the three months ended December 31, 2025 compared to the three months ended December 31, 2024 were changes in product mix, including higher sales of networking, data center and FPGA products, and higher licensing revenue and lower inventory reserves. The primary reasons for the decreases in gross profit of $45.3 million in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 were the impact of sales volume, product mix, and geographic mix. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was an unfavorable impact of $9.1 million and $35.7 million in the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, respectively. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $34.6 million and $39.7 million in the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, respectively. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $27.9 million and $32.4 million in the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, respectively.

Our overall inventory levels were $1.06 billion at December 31, 2025, compared to $1.29 billion at March 31, 2025. We maintained 201 days of inventory on our balance sheet at December 31, 2025 compared to 251 days of inventory at March 31, 2025. Our overall inventory level in dollars and days decreased as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods. We believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers and our levels of inventory will continue to be lower over the next several quarters based on the actions we have taken.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 64% and 67% of our assembly requirements were performed in our internal assembly facilities during the three and nine months ended December 31, 2025, respectively, compared to approximately 67% during each of the three and nine months ended December 31, 2024. Approximately 68% and 69% of our test requirements were performed in our internal facilities during the three and nine months ended December 31, 2025, respectively, compared to approximately 67% during each of the three and nine months ended December 31, 2024. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 65% of our net sales came from products that were produced at outside wafer foundries during each of the three and nine months ended December 31, 2025, compared to approximately 64% during each of the three and nine months ended December 31, 2024. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended December 31, 2025 were $274.3 million, or 23.1% of net sales, compared to $246.2 million, or 24.0% of net sales, for the three months ended December 31, 2024. R&D expenses for the nine months ended December 31, 2025 were $792.1 million, or 23.3% of net sales, compared to $728.6 million, or 21.2% of net sales, for the nine months ended December 31, 2024. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $28.1 million, or 11.4%, for the three months ended December 31, 2025 over the same period last year.  R&D expenses increased $63.5 million, or 8.7%, for the nine months ended December 31, 2025 over the same period last year. The primary reasons for the increases in R&D expenses were higher employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2025 were $168.5 million, or 14.2% of net sales, compared to $158.2 million, or 15.4% of net sales, for the three months ended December 31, 2024. Selling, general and administrative expenses for the nine months ended December 31, 2025 were $500.1 million, or 14.7% of net sales, compared to $465.7 million, or 13.6% of net sales, for the nine months ended December 31, 2024.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and FAEs who work to stimulate demand from sales offices worldwide by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $10.3 million, or 6.5%, for the three months ended December 31, 2025 over the same period last year primarily due to higher employee compensation costs, including higher share-based compensation.  Selling, general and administrative expenses increased $34.4 million, or 7.4%, for the nine months ended December 31, 2025 over the same period last year primarily due to higher employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and nine months ended December 31, 2025 was $107.6 million and $323.3 million, respectively, compared to $122.6 million and $368.3 million for the three and nine months ended December 31, 2024, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three and nine months ended December 31, 2025, we incurred special charges and other, net of $4.8 million and $33.3 million, respectively, primarily related to restructuring expenses, including contract exit costs, closure of our Tempe, Arizona wafer fabrication facility and employee separation costs. During the three and nine months ended December 31, 2024, we incurred special charges and other, net of $3.5 million and $7.6 million, respectively, primarily related to employee severance and the restructuring of existing wafer fabrication operations to increase operational efficiency.

Other Income (Expense)

Interest income in the three and nine months ended December 31, 2025 was $1.3 million and $9.8 million, respectively, compared to $1.7 million and $6.5 million, respectively, for the three and nine months ended December 31, 2024.

Interest expense in the three and nine months ended December 31, 2025 was $55.9 million and $169.6 million, respectively, compared to $68.7 million and $189.6 million, respectively, for the three and nine months ended December 31, 2024. The primary reason for the decreases in interest expense were lower debt balances in the three and nine months ended December 31, 2025.

Other loss, net was $3.5 million and $3.3 million for the three and nine months ended December 31, 2025, respectively, compared to $9.7 million and $6.0 million for the three and nine months ended December 31, 2024, respectively. The primary reason for the changes in other loss, net in these periods relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rate for the nine months ended December 31, 2025 and December 31, 2024 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the nine months ended December 31, 2025 and December 31, 2024 was approximately 22%. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In August 2022, the U.S. government enacted the Inflation Reduction Act into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (Corporate AMT) of 15.0% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.00 billion over a three-year period, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Corporate AMT was in effect beginning in fiscal 2024. The Inflation Reduction Act did not have a material impact on our tax expense or effective tax rate during the nine months ending December 31, 2025.

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. While the U.S. has not adopted GMT, several countries where we operate have enacted related legislation, and others are expected to follow. In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the U.K. and the U.S. (the G7), agreed to exclude U.S. Multi-National Entities from certain aspects of the GMT (the G7 Statement). We will continue to monitor developments around this agreement. The impact of the GMT for the nine months ending December 31, 2025 was not material to our financial results.

On July 4, 2025, the U.S. president signed into law H.R.1 – One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes have been recognized in the period ending December 31, 2025. The impact of OBBBA for the nine months ended December 31, 2025 was not material to our financial results. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations.

Liquidity and Capital Resources

We had $250.7 million in cash and cash equivalents at December 31, 2025, a decrease of $521.0 million from the March 31, 2025 balance.

Operating Activities

Net cash provided by operating activities was $705.1 million in the nine months ended December 31, 2025 primarily due to net income of $85.8 million, adjusted for non-cash and non-operating charges of $707.2 million and net cash outflows of $87.9 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the nine months ended December 31, 2025 include a decrease in income tax payable due to tax payments and settlements, an increase in trade accounts receivable driven primarily by higher revenue including sale of certain of our intellectual property rights, and timing of shipments and collections, a decrease in accrued liabilities primarily due to cash refunded to our customers under certain LTSAs, offset by a decrease in inventories as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Net cash provided by operating activities was $692.2 million in the nine months ended December 31, 2024 primarily due to net income of $154.1 million, adjusted for non-cash and non-operating charges of $589.5 million and net cash outflows of $51.4 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $143.4 million in the nine months ended December 31, 2025 compared to $231.8 million in the nine months ended December 31, 2024. During the nine months ended December 31, 2025, and the nine months ended December 31, 2024, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the nine months ended December 31, 2025 were $76.9 million compared to $111.8 million in the nine months ended December 31, 2024. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. We have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2026. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100.0 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.  Despite pausing our expansion activity, we believe that our current inventory and production capacity are adequate to fulfill the projected requirements of our customers. In August 2022, the U.S. government enacted the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. In December 2023, we reached a Preliminary Memorandum of Terms with the U.S. Department of Commerce for $162 million in CHIPS Act grants for two of our U.S. wafer fabrication facilities; however, we have not concluded negotiations with the U.S. Department of Commerce and there can be no assurance that the grants will receive final approval. If we do receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs. We expect to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and may apply for other incentives provided by the legislation; however, there can be no assurance that we will receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position.

Financing Activities

Net cash used in financing activities was $1.08 billion in the nine months ended December 31, 2025 compared to $194.1 million in the nine months ended December 31, 2024. Significant transactions affecting our net financing cash flows included:
•in the first nine months of fiscal 2026, $1.20 billion of net cash used to paydown our 4.25% 2025 Notes and $927.0 million of net proceeds generated from our Commercial Paper program, and
•in the first nine months of fiscal 2025, $654.9 million of net proceeds from the issuances of our 4.900% 2028 Senior Notes, our 5.050% 2030 Senior Notes, our 2024 Senior Convertible Debt and our Commercial Paper, offset by the settlement of our 2020 Convertible Debt and our 2025 Term Loan Facility, purchase of our capped call options, and the pay down of our 0.983% 2024 Notes, and
•in the first nine months of fiscal 2026 and fiscal 2025, we paid cash dividends to our common stockholders of $737.4 million and $730.9 million, respectively, and
•in the first nine months of fiscal 2026, we paid cash dividends to our preferred stockholders of $80.7 million, and
•in the first nine months of fiscal 2025, we repurchased shares of our common stock for $96.5 million.

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

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. As of December 31, 2025, the principal amount of our outstanding indebtedness was $5.39 billion. We had no outstanding borrowings under the Revolving Credit Facility at December 31, 2025 and at March 31, 2025. At December 31, 2025, we had $1.11 billion outstanding principal amount of Commercial Paper compared to $175.0 million at March 31, 2025.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization in the first nine months of fiscal 2026. In the first nine months of fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. As of December 31, 2025, approximately $1.56 billion remained available for repurchases under the program. As of December 31, 2025, we held approximately 37.3 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments on our common stock have totaled approximately $8.37 billion. A quarterly dividend of $0.455 per share of common stock was declared on February 5, 2026 and will be paid on March 10, 2026 to stockholders of record as of February 23, 2026. We expect the aggregate cash dividend on our common stock for the March 2026 quarter to be approximately $246.5 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was paid to the holders of Series A Preferred Stock on December 15, 2025 in the aggregate amount of $27.8 million. To date, our cumulative dividend payments on our Series A Preferred Stock have totaled approximately $80.7 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on February 5, 2026 and will be paid on March 16, 2026 to the holders of Series A Preferred Stock of record as of March 1, 2026.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 10. Commitments and Contingencies", "Note 6. Debt" and "Note 11. Income Taxes" to our condensed consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  In addition, the holders of our 2024 Senior Convertible Debt can require us to repurchase such debt on June 1, 2027 if the price per share of our common stock is less than the conversion price of such debt on the applicable measurement date. Our intention is to finance any required repurchase of the 2024 Senior Convertible Debt by using availability under our Revolving Credit Facility, our Commercial Paper program or other debt or equity financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments on our common stock and Series A Preferred Stock, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from economic uncertainty, tariffs, high interest rates, high inflation, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

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

	As of December 31, 2025	As of March 31, 2025
Current assets, excluding intercompany	$220.6	$671.8
Intercompany receivables from Non-Guarantors	3,187.5	3,527.3
Goodwill and intangible assets	4,562.5	4,586.8
Non-current assets, excluding intercompany	1,152.8	1,213.6
Non-current intercompany receivables from Non-Guarantors	179.9	181.6
Total assets	$9,303.3	$10,181.1

Current liabilities, excluding intercompany	$248.0	$314.9
Intercompany payables due to Non-Guarantors	6,101.6	6,095.1
Long-term debt	5,366.0	5,630.4
Non-current liabilities, excluding intercompany	923.6	959.6
Non-current intercompany payables due to Non-Guarantors	2,120.6	2,116.2
Total liabilities	$14,759.8	$15,116.2

	Nine Months Ended December 31, 2025	For the Year Ended March 31, 2025
Revenue, excluding intercompany	$1,041.0	$1,365.3
Revenue from Non-Guarantors	182.8	400.2
Total revenue	$1,223.8	$1,765.5
Gross profit, excluding intercompany	746.2	971.0
Gross loss from Non-Guarantors	(305.6)	(378.9)
Total gross profit	$440.6	$592.1
Operating income, excluding intercompany	368.1	483.0
Operating loss from Non-Guarantors	(305.6)	(378.9)
Total operating income	$62.5	$104.1
Net income, excluding intercompany	187.6	210.8
Net loss from Non-Guarantors	(316.2)	(402.8)
Total net loss	$(128.6)	$(192.0)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2025, our current and long-term debt totaled $5.39 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months by issuing new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. If we refinance our fixed rate debt with variable rate debt, changes in interest rates will have a more significant impact on our interest expense. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our manufacturing operations require raw and processed materials and equipment that must meet exacting standards.  We generally have multiple sources for these supplies, but there may be a limited number of suppliers capable of meeting our standards.  We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time to fill our orders, that they cannot fill certain orders, that they will no longer support certain equipment with updates or parts, or that they are increasing prices. In particular, in fiscal 2023 and in fiscal 2022, we experienced increased prices at certain suppliers for certain materials required for production purposes. However, in fiscal 2024 and fiscal 2025, the pricing environment stabilized compared to the two prior fiscal years. An interruption of any materials or equipment sources, or the lack of supplier support for a particular piece of equipment, could harm our business. The supplies necessary for our business could become more difficult to obtain as worldwide use of semiconductors increases, suppliers change the mix of products they are selling, or due to supply chain disruptions, transit disruptions, or political instability. For example, as memory suppliers shift their production toward more complex and higher-cost products, the memory components we require may become more expensive, have longer lead times, and have limited availability. At this time, the availability of memory products has not adversely impacted the availability of our products. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. The reduced availability of necessary labor or the impact of public health concerns may also adversely impact the industry supply chain. Tariffs and trade restrictions present additional risks. The U.S. has imposed additional tariffs on imports, and certain countries have imposed retaliatory tariffs on imports that have the U.S. as their country of origin. For example, in 2025, the U.S. imposed tariffs on most imports from China, but semiconductors are currently exempted from these tariffs due to the ongoing Section 232 investigation by the U.S. Department of Commerce. Country-specific tariffs applicable to U.S. imports of input materials and products incorporating semiconductors remain in place. The tariff landscape remains uncertain and subject to change.

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

We do not, nor have we historically, purchased significant amounts of equipment from Russia, Belarus, or Ukraine. However, the semiconductor industry, and purchasers of semiconductors, use raw materials that are sourced from these regions, such as neon, palladium, cesium, rubidium, and nickel. Currently, the U.S. Government imposes a ban on U.S. imports of nickel and other metals of Russian Federation origin. If we, or our direct or indirect customers, are unable to obtain the requisite raw materials or components needed to manufacture products, our ability to manufacture products, or demand for our products, may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition. While there has been an adverse impact on the world’s palladium, neon, cesium, and rubidium supply chains, at this time, our supply chains have been able to meet our needs. While sales of our products into Russia, Belarus and Ukraine and to customers that sell into these countries, have been negatively impacted by the Russian invasion of Ukraine, at this time, we have not experienced a material impact on our business, results of operations or financial conditions. Further, because we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus.

Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. Trade disputes, geopolitical tensions, economic circumstances, transit disruptions, political conditions, or public health issues, may limit our ability to obtain materials or equipment. Although rare earth and other materials are available from multiple suppliers, China is the predominant producer of certain of these materials. In April 2025, China imposed export restrictions on certain rare earth minerals. In October 2025, China added controls to additional elements and added a license requirement for export of these elements and related magnets to foreign manufacturers. In November 2025, the U.S. administration announced that China will suspend the global implementation of export controls on rare earth elements and issue general licenses for exports of rare earth elements for the benefit of U.S. end users and their suppliers. If China were to further restrict or stop exporting these materials or pressure other countries to do so, our suppliers' ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost. Constrained supply of rare earth elements, minerals, and metals may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other semiconductor memory manufacturers who are able to obtain sufficient quantities of these materials from China or other countries. Such a constraint may also impact our customers. For example, the controls on rare earth magnets caused certain automotive manufacturers to pause operations. Such interruptions in our downstream markets could adversely impact the demand for our products.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first nine months of fiscal 2026, approximately 65% of our net sales came from products that were produced at outside wafer foundries compared to 64% of our net sales in fiscal 2025. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first nine months of fiscal 2026, approximately 33% of our assembly requirements and 31% of our test requirements were performed by third-party contractors, compared to approximately 33% and 33%, respectively, during fiscal 2025. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. We may decide to still purchase products or services under these contracts even though we currently do not need them in order to take advantage of contract credits. This could result in excess inventory and inventory reserve charges that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, or greater capacity for certain types of products, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. As more companies focus on building leading edge products, our manufacturing subcontractors are becoming capacity constrained in their ability to manufacture such products. These events may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors, but we believe that we are going to be able to obtain sufficient capacity from our manufacturing subcontractors.

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

In August 2022, the U.S. government passed the CHIPS Act to provide billions of dollars of cash incentives and a new investment tax credit to increase domestic manufacturing capacity in our industry. We have received and expect to continue to receive the cash benefit associated with the investment tax credit for qualifying capital expenditures in future periods and applied for other incentives provided by the legislation; however, we have not concluded negotiations with the U.S. Department of Commerce for a CHIPS Act grant and there can be no assurance that we will pursue or receive any such other incentives, what the amount and timing of any incentive we receive will be, as to which other companies will receive incentives and whether the legislation will have a positive or negative impact on our competitive position. If we conclude our CHIPS Act negotiations and receive a CHIPS Act grant, the restrictions and operational requirements that are imposed on CHIPS Act grant recipients could add complexity to our operations and increase our costs.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first nine months of fiscal 2026, approximately 75% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan. During fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market were very strong in calendar 2021, competition in China is intense, and China's economic growth slowed in calendar 2022 and through the first half of calendar 2023. In fiscal 2024, fiscal 2025 and in the first nine months of fiscal 2026, changes in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. For example, on September 13, 2025, China's Ministry of Commerce initiated an antidumping investigation of imports into China of analog chips originating in the United States. While we were not a subject of this investigation and the Chinese Government is expected to suspend these investigations pursuant to the latest trade deal with the U.S., the Chinese Government may resume this investigation at its election. If this takes place, additional tariffs are likely to be imposed as a result of this investigation and could have an adverse impact on our revenue. Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in recent quarters and, if such conditions continue, it could have a material adverse effect on our business, results of operations or financial conditions.

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 43. In addition, we own product assembly and testing facilities, and finished goods warehouses near Bangkok, Thailand, which has experienced periods of political instability and severe flooding in the past. There can be no assurance that any future flooding or political instability in Thailand would not have a material adverse impact on our operations. We have a test facility in Calamba, the Philippines, and specialized test and assembly facilities for our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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

We have experienced, and may experience in the future, pricing declines in certain of our proprietary product lines, primarily due to competitive conditions. In the past, we have moderated average selling price declines in many of our proprietary product lines by introducing new products with more features and higher prices and we were able to pass cost increases on to our customers in the form of higher price for our products. However, we may not be able to do so in the future. We have experienced in the past, and may experience in the future, competitive pricing pressures on our products. However, in the future, we may be unable to maintain average selling prices due to an oversupply of product in the market or increased pricing pressure, including as a result of tariffs being applied to the products we sell or purchase, or actions taken by foreign governments such as China to favor companies located in their own country through tariffs or other actions, which could adversely impact our operating results.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first nine months of fiscal 2026 and in fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $154.2 million and $173.0 million, respectively.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns (including in recent periods), characterized by diminished product demand, production over-capacity and high inventory levels. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023, in fiscal 2024 and in most of fiscal 2025, which adversely impacted our revenue in recent periods. Consistent with the slowing macroeconomic environment, and the growth of our inventory, we paused our factory expansion actions at Fab 4 and Fab 5 and reduced our planned capital investments through fiscal 2026. We are unable to predict the timing or impact of any future slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 47% of our net sales in the first nine months of fiscal 2026 and approximately 45% of our net sales in fiscal 2025. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 64.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. or foreign government agencies.  Such sales are subject to federal contracting regulations as well as uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. or foreign government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the Cybersecurity Maturity Model Certification requirements in the U.S., or the impact of pandemics.  For example, in fiscal 2022, as a result of the COVID-19 pandemic, we experienced suspensions and stop work orders for some of our subcontracts. Additionally, a section in the U.S. National Defense Authorization Act for Fiscal Year 2023 (the FY2023 NDAA), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Section 5949 of the FY2023 NDAA go into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, and tax and trade policies implemented by current or future administrations.

Delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past, current, or future shutdown of the U.S. federal or foreign governments, could materially and adversely affect our operating results. During any future government shutdown, we may experience delays, reductions in or terminations of government purchases, contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in government transactions, further changes in U.S. or foreign government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the Cybersecurity Maturity Model Certification in the U.S.), may adversely impact the contracting environment, our ability to enter into or renew contracts, our ability to hire and retain employees, and our operating results.

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

Further, when we divest assets or a business, it may be difficult to find or complete divestiture opportunities or alternative exit strategies, which may include site closures, timely or on acceptable terms. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the desired divestiture, or the price or terms of the divestiture may be less favorable than we had anticipated. Even following a divestiture or other exit strategy, we may have certain continuing obligations to former employees, customers, vendors, landlords or other third parties. We may also have continuing liabilities related to former employees, assets or businesses. Such obligations and liabilities may have a material adverse impact on our results of operations and financial condition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2025, we had goodwill of $6.70 billion and net intangible assets of $2.10 billion. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through December 31, 2025, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in the first nine months of fiscal 2026. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Our business relies on our ability to attract and retain qualified employees across various functions, including management, technical, marketing, sales, research and development, manufacturing, and operations. Competition for qualified personnel has intensified for a variety of reasons, including the increase in work-from-home arrangements, increases in minimum wages and wage inflation in our industry, and the higher demand for employees in rapidly developing fields such as AI. Our failure to attract and retain hardware and software engineers, as well as sales and marketing personnel, could delay product development and introduction, thereby adversely affecting our net sales. We depend on a direct labor force at our manufacturing facilities, and any inability to maintain this workforce could adversely affect our operations. This could lead to delays in production and shipments, hinder our ability to meet customer demand, and ultimately adversely impact our business, financial condition, and operational results. As the integration of AI becomes more prevalent, there is an anticipated shift in the skills required within the workforce, making AI literacy increasingly important for our employees. These competitive pressures and the resulting wage inflation may increase our labor costs and adversely impact our operational results.

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

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors, credit card processors, SaaS platforms, and other vendors have access to portions of our and our customers' data or software. These service providers also face significant cybersecurity threats, and they may be subject to cyber-attacks, disruptions, and interruptions to their networks and systems, and otherwise may suffer from security breaches and incidents. Any such breach or incident, including any involving misappropriation, loss or other unauthorized processing of data or software maintained or otherwise processed by our third-party service providers, or any perception any of these has occurred, could negatively impact our business, operations and financial results, as well as our relationship with our customers.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our cybersecurity practices or measures. We do not have insurance coverage specifically for cybersecurity matters. Other types of insurance coverage that we do have may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our cybersecurity practices or measures or otherwise relating to any cybersecurity breach or incident, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Differing opinions and regulations regarding what constitutes the responsible use of technologies, including new and evolving technologies such as AI, in our internal operations and in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. AI introduces new legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual societal impact, such as AI solutions with unintended consequences, infringement of copyright or rights of publicity, or those that raise concerns related to human rights, privacy, employment or other social, economic or political issues, or if we are unable to maintain effective internal policies and frameworks relating to the responsible development, deployment, and use of AI enabling products in this emerging and rapidly changing area, we may experience brand or reputational harm, competitive harm or legal liability. Adhering to existing and proposed AI-related regulations across various jurisdictions could increase our cost of doing business, increase the cost of related research and development, require changes to business practices or the way we operate in certain jurisdictions, create additional reporting and/or transparency requirements. These regulations may also impede our ability to use AI in our internal operations or offer certain products and services in certain jurisdictions if we are unable to comply with regulations. The classification of our products or our customers' products under tiered AI regulatory frameworks, such as the EU AI Act's risk-based approach, could subject us to heightened compliance obligations, conformity assessments, or restrictions on use. Conflicting requirements across jurisdictions compound the complexity of compliance. Any of these events may negatively impact our financial results.

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

We are currently, and in the future may be, involved in legal proceedings, investigations or claims regarding intellectual property rights, product defects, breach of contracts, tax matters, export controls and sanctions, and other matters. As is typical in the semiconductor industry, we receive notifications from third parties from time to time who believe that we owe them indemnification or other obligations related to claims made against us, our direct or indirect customers, or our licensees. These legal proceedings and claims, even if meritless, have in the past and could in the future result in unexpected and substantial costs to us. If we are unable to resolve or settle a matter, obtain necessary licenses on reasonable terms, reengineer products or processes to avoid infringement, provide a cost-effective remedy, or successfully prosecute or defend our position, we could incur uninsured liability in any of them, be required to take a charge to operations, be enjoined from selling a material portion of our products or using certain processes, suffer a reduction or elimination in the value of our inventories, incur reputational damage, and our business, financial condition or results of operations could be harmed.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 101,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in the first nine months of fiscal 2026, and two of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued in fiscal 2024 and the first half of fiscal 2025.

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

Certain of our software is derived from "open source" software that is generally made available to the public by its authors. Certain of the software of our suppliers and customers may also be derived from open source software. Open source software licenses impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to legally establish that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated which could adversely impact our business and results of operations.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software, or products incorporating U.S. content may be subject to laws and regulations administrated by various agencies including those under the U.S. Departments of State, Commerce, and Treasury, that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations, economic embargoes and tariffs or other trade sanctions against certain countries and parties. Licenses or license exceptions are often required for the shipment of our products to certain countries as well as for releases of our technology and software to foreign nationals. Our inability to timely obtain a license, for any reason, not limited to a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Department of Commerce published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computers and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation and others expanded the scope of foreign-

produced items subject to license requirements under U.S. law.

In November 2023, the U.S. Department of Commerce added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Department of Commerce has issued a number of regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them and entities that are 50% or more owned by them. The BIS has temporarily suspended its 50% Affiliates Rule, until November 10, 2026. The result of these additional restrictions and the change in the U.S. administration in 2025 is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Department of Commerce effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the National Defense and Authorization Act when supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a "military end use," to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. The U.S. Department of Commerce also currently imposes restrictions on importation and sale of certain Vehicle Connectivity System (VCS) hardware and covered software designed, developed, manufactured, or supplied by persons with a nexus to China, Hong Kong, Macau, or Russia. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

The U.S. and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the U.S. and China, have continued to escalate from 2018 to present, and include the U.S. increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. Additionally, the U.S. has imposed a baseline 10% tariff on almost all imported goods globally. We continue to take steps to mitigate the costs of these tariffs on our business by adjusting our operations and supply chain but may be unable to completely mitigate the costs of such tariffs, including those imposed in recent years or in the future.

On August 1, 2025, the U.S. administration implemented additional changes to its tariff policy, including the suspension of the de minimis exemption, expiration of the 10% baseline tariff, implementation of revised reciprocal tariffs tailored to each trading partner, and the imposition of tariffs on particular goods (e.g., copper). Although semiconductors remain exempt from most of the recent tariff actions, an increase in tariffs on semiconductors is expected to be imposed once the Section 232 investigation into the impact on U.S. national security by imports of semiconductors, semiconductor manufacturing equipment and their derivative products is concluded. Semiconductors may also be subject to tariffs resulting from ongoing trade negotiations. Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government has announced restrictions relating to sales of certain raw materials and to sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. The Chinese government may also re-initiate the suspended antidumping investigation into imports of analog chips originating in the United States, which would likely have an adverse impact on our revenue if additional tariffs are imposed by the Chinese government on products subject to the investigation. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage our non-U.S. customers to purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

New technology trends, such as AI and cyber resiliency and security requirements, require us and our customers to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to cybersecurity, AI development, and the use of AI in products and services, including the EU AI Act, China’s generative AI regulations, and various proposed U.S. federal and state AI governance frameworks. The EU AI Act, which began phased implementation in 2024, imposes requirements on AI systems based on their risk classification, and may require conformity assessments, registration, and ongoing monitoring for certain AI-enabled products. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact both us and our customers. These changes could impact our internal use of AI and development of products that use AI, and could increase the cost of doing business, and create compliance risks and potential liability, all of which may have a material adverse effect on our financial condition and results of operations. Additionally, divergent or conflicting AI regulatory requirements across jurisdictions may require us to develop jurisdiction-specific product configurations or limit sales of certain products in particular markets.

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

In addition to concerns over "conflict" minerals mined from the Democratic Republic of Congo, our customers may require that other minerals and substances used within our supply chain, manufacturing processes, or contained in our products be evaluated and reported on. An increase in reporting obligations will increase associated operating costs. This could have negative effects on our overall operating profits.

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
•our ability to realize the expected benefits of our completed or future acquisitions; and
•announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, leverage ratios, capital expenditures and dividend payments on our common stock and preferred stock. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the December 2025 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of December 31, 2025, the principal amount of our outstanding indebtedness was $5.39 billion. At December 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility which provides $2.25 billion of revolving loan commitments that terminate in 2030 and $1.11 billion outstanding principal amounts under our Commercial Paper program. At December 31, 2025, we had $3.00 billion in aggregate principal amount of Senior Notes and $1.29 billion in aggregate principal of Convertible Debt outstanding. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. Changes in interest rates will have a more significant impact on our interest expense if we refinance our fixed rate debt with variable rate debt. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	February 5, 2026	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)