Form 10-K
period 2026-03-31
MICROCHIP TECHNOLOGY INC
filed 2026-05-21
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2026

OR

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

Commission File Number 001-42569

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2025 based upon the closing price of the common stock as reported by the NASDAQ Global Market on such date was approximately $34.0 billion.

Number of shares of Common Stock, $0.001 par value per share, outstanding as of May 14, 2026: 542,079,281 shares

Documents Incorporated by Reference
Document	Part of Form 10-K
Annual Report on Form 10-K for the fiscal year ended March 31, 2025	II
Proxy Statement for the 2026 Annual Meeting of Stockholders (will be filed within 120 days after the end of the fiscal year to which this report relates)	III

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

FORM 10-K

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.333% 2023 Notes	2023 Senior Unsecured Notes, matured on June 1, 2023
2.670% 2023 Notes	2023 Senior Unsecured Notes, matured on September 1, 2023
0.972% 2024 Notes	2024 Senior Unsecured Notes, matured on February 15, 2024
0.983% 2024 Notes	2024 Senior Unsecured Notes, matured on September 1, 2024
4.250% 2025 Notes	2025 Senior Unsecured Notes, matured on September 1, 2025
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2015 Senior Convertible Debt	2015 Senior Subordinated Convertible Debt, matured on February 15, 2025
2017 Senior Convertible Debt	2017 Senior Subordinated Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Subordinated Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2026 Senior Convertible Debt	2026 Senior Convertible Debt, maturing on February 15, 2030
2017 Junior Convertible Debt	2017 Junior Convertible Debt which was fully settled in May 2023
2025 Term Loan Facility	$750.0 million term loan facility created pursuant to the First Incremental Term Loan Amendment to the Credit Agreement, dated as of August 31, 2023, as further amended by the Second Amendment to the Credit Agreement, dated as of November 8, 2024 which was fully repaid in December 2024
AI/ML	Artificial Intelligence and Machine Learning
ASU	Accounting Standards Update
CEMs	Client engagement managers
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time, further updated to $2.25 billion outstanding at any one time pursuant to the Credit Agreement, as amended in March 2025
Convertible Debt	2015 Senior Convertible Debt, 2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt, 2026 Senior Convertible Debt and 2017 Junior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
EAR	Export Administration Regulation
EEPROM	Electrically erasable programmable read only memory
EERAM	Electrically erasable random access memory
ESG	Environmental, social and governance
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FAEs	Field applications engineers
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
IoT	Internet of Things
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
PSUs	RSUs with a market condition or a performance condition, and a service condition
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
RF	Radio frequency
ROU	Right-of-use
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Credit Facilities	Revolving Credit Facility and 2025 Term Loan Facility

Senior Indebtedness	Revolving Credit Facility, Commercial Paper, 4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	4.250% 2025 Notes, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock, issued on March 25, 2025, $0.001 par value per share
SiC	Silicon Carbide
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
SRAM	Static random access memory
TCJA	Tax Cuts and Jobs Act of 2017
TSS	Total System Solution
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-K are defined in the above table.

PART I

This Form 10-K contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy and future financial performance and those statements identified under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Note Regarding Forward-looking Statements."  Our actual results could differ materially from the results described in these forward-looking statements as a result of certain factors including those set forth under "Item 1A. Risk Factors," beginning below at page 14, and elsewhere in this Form 10-K.  Although we believe that the matters reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement. In this Form 10-K, "we," "us," "our," and "Microchip" each refers to Microchip Technology Incorporated and its subsidiaries.

Item 1. Business

Overview

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. With over 35 years of technology leadership, our broad product portfolio offers a Total System Solution for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our strategic focus includes general purpose and specialized mixed-signal microcontrollers, microprocessors, analog, FPGA, data center, networking, and memory products. In July 2024, we entered the 64-bit mixed-signal microprocessor market furthering our expansion beyond 32-bit architecture. Our synergistic product portfolio empowers disruptive growth trends, including AI/ML, data centers, edge computing and IoT, E-mobility, networking and connectivity, and sustainability in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

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
•reduce the consumption of natural resources
•connect their products to other devices
•add security to their products
•decrease time to market for their products
•significantly reduce product cost

Embedded control systems have been incorporated into thousands of products and subassemblies in a wide variety of applications and markets worldwide, including:
•actuators
•applications requiring touch buttons, touch screens and graphical user interfaces
•automotive access control
•automotive comfort, safety, advanced driver assistance systems, networking, information and entertainment applications
•avionics
•communication infrastructure systems
•consumer electronics
•data center solutions
•defense and military hardware
•electric vehicles
•handheld tools

•home and building automation
•industrial automation
•IP routers and Ethernet switches
•large and small home appliances
•medical devices
•motor controls units
•portable computers and accessories
•power supplies
•residential and commercial security systems
•robotics
•satellites and spacecrafts
•scale-up and scale-across systems for AI infrastructure
•smart home, IoT and AI/ML edge devices
•smart meters and energy monitoring
•storage and server systems
•user interface and control panels
•video surveillance systems
•wireless communication

Embedded control systems typically incorporate a mixed-signal microcontroller, microprocessor or FPGA as the principal active, and sometimes sole, component.  A mixed-signal microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, often with on-board non-volatile program memory for program storage, random access memory for data storage and various analog and digital input/output peripheral capabilities.  In addition to the mixed-signal microcontroller, a complete embedded control system often incorporates application-specific software, various analog, power, mixed-signal, timing, connectivity, security and non-volatile memory components such as EEPROMs and Flash memory.

Mixed-signal microcontrollers are primarily available in 8-bit through 32-bit architectures. 8-bit mixed-signal microcontrollers remain very cost-effective and easy to use for a wide range of high-volume embedded control applications and, as a result, continue to represent a significant portion of the overall mixed-signal microcontroller market.  16-bit and 32-bit mixed-signal microcontrollers provide higher performance and functionality, and are generally found in more complex embedded control applications. FPGAs are programmable integrated circuits that are used to implement complex logic functions and can be re-programmed at any time, allowing for multiple implementations and revisions during or after the customer system is manufactured. Some versions of FPGAs also include a mixed-signal microcontroller or microprocessor core to provide additional system on chip functionality to compute intensive tasks. Microprocessors integrate 32-bit (or above) central processing units (CPUs) with various high performance peripherals, such as communications and graphics, and execute code from external memory, typically dynamic random access memory. In July 2024, we entered the 64-bit mixed-signal microprocessor market furthering our expansion beyond 32-bit architecture. 64-bit multi-core microprocessors offer even greater computational power and are often utilized in applications requiring advanced processing capabilities, such as data-intensive tasks and sophisticated system operations such as Linux.

Our Products

Our strategic focus is on providing cost-effective embedded control solutions that also offer the advantages of small size, high performance, extreme low power usage, wide voltage range operation, mixed-signal integration, and ease of development, thus enabling timely and cost-effective integration of our solutions by our customers in their end products.

Mixed-signal Microcontrollers

We offer a broad family of proprietary general purpose mixed-signal microcontroller products, with significant analog and mixed-signal functionality incorporated within them, which are marketed under multiple brand names.  We believe that our mixed-signal microcontroller product families provide leading function and performance characteristics in the worldwide market. We target the 8-bit, 16-bit, and 32-bit mixed-signal microcontroller and 32-bit and 64-bit embedded mixed-signal microprocessor markets.  In July 2024, we entered the 64-bit mixed-signal microprocessor market with our PIC64 family of high-performance multi-core processors. Our PIC64 family consists of 64-bit RISC-V microprocessors designed for high-performance, mission-critical applications across industrial, aerospace, defense and space sectors. These products integrate networking, virtualization support, AI/ML acceleration, security and high-speed networking and are designed to handle mixed-criticality workloads, requiring both real-time determinism and high-level operating systems, like Linux, simultaneously. We also offer specialized mixed-signal microcontrollers for automotive, industrial, computing, communications, power supplies, motor control, human machine interface, security, wired connectivity and wireless connectivity applications.

Microchip is an industry leader in product families including storage controllers, memory controllers and switches designed to address high-performance compute, storage, and connectivity requirements in AI data center and enterprise infrastructure. Our storage controller portfolio includes Microchip Adaptec® and Microsemi® branded storage controllers, SAS/SATA expanders, and accelerators that enable reliable SAS/SATA and NVMe® storage connectivity, data protection, and workload offload. Our memory controller portfolio includes Compute Express Link™ (CXL™) and PCIe® memory expansion and management devices that support disaggregated and scalable memory architectures. Our switch and retimer portfolio includes PCIe® Gen 3, Gen 4, Gen 5, and Gen 6 solutions, including Switchtec™ branded products, that provide high-speed, low-latency interconnect, signal conditioning, and fabric expansion for server, storage, accelerator, and networking platforms.

We leverage our circuit design, process technologies, development tools, applications knowledge, software libraries, and manufacturing experiences to enable our customers to implement various embedded control functions in their end systems with our mixed-signal microcontrollers.

Analog

Our analog product line consists of several families including power management, linear, mixed-signal, high voltage, thermal management, discrete diodes and MOSFETs, RF, gate drivers, safety, security, timing, application specific standard products (ASSPs), USB, ethernet, wireless and other interface products.

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

Our portfolio of mid-range and low-end FPGAs is recognized for its low power consumption, defense grade security features, and robust reliability across mission-critical environments. We market and sell our FPGA products and related solutions into a broad range of applications within the industrial, automotive, defense, aviation, space and communications markets. Built on unique architectures, utilizing volatile and non-volatile memories, our FPGA solutions enable power efficient compute, instant-on capability, enhanced resistance to configuration tampering, and deterministic performance under harsh operating conditions. The portfolio is complemented by AI enabled integrated development tools, intellectual property (IP) cores, and system-level solutions. Our offerings support a wide array of applications, including Edge AI systems, industrial automation, automotive systems, defense and aerospace platforms, aviation systems, space-grade deployments, and communications infrastructure, where power efficiency, longevity, functional safety, tamper proof cybersecurity and lifecycle stability are essential.

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

Development Tools

We offer a comprehensive set of low-cost and easy-to-learn application development tools.  These tools enable system designers to quickly and easily develop firmware and program our mixed-signal microcontroller, FPGA and microprocessor products for specific applications and, we believe, they are an important factor for facilitating design wins.

Our family of development tools for our mixed-signal microcontroller, FPGA and microprocessor products range from entry-level systems, which include an assembler or a compiler and programmer or in-circuit debugging hardware, to fully configured systems that provide in-circuit emulation capability.  We also offer a complete integrated development environment including a suite of compilers, software code configurators and simulators. Customers moving from entry-level designs to those requiring real-time emulation are able to preserve their investment in learning and tools as they migrate to future mixed-signal microcontroller devices in our portfolio.

Many independent companies also develop and market application development tools that support our mixed-signal microcontroller and microprocessor product architectures, including an extensive amount of third-party tool suppliers whose products support our mixed-signal microcontroller architectures.

We also offer an extensive range of development boards, evaluation kits and various specialty configuration and simulation tools for specific applications and specialty analog, communications, timing and other products to enable customers to evaluate and design with our products.

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

Manufacturing

Our manufacturing operations include wafer fabrication, wafer probe, assembly, test and systems builds. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (such as statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles.  This control also allows us to capture a portion of the wafer manufacturing, assembly and testing profit margin. We outsource a significant portion of our manufacturing requirements to third parties. We comply with several quality systems, including: ISO9001 (2015 version), IATF16949 (2016 version), AS9100 (2016 version), and TL9000.

Refer to "Item 2. Properties" for further information regarding the location and principal operations of our manufacturing facilities.

Wafer Fabrication

 Fab 4, located in Gresham, Oregon, currently produces 8-inch wafers using predominantly 0.11 microns to 0.5 microns manufacturing processes.  While select investments are still being made, in the fourth quarter of fiscal 2024, we paused our expansion and capital equipment investment plan at Fab 4 through fiscal 2027. We plan to resume our expansion efforts to increase Fab 4's capacity as required to support the growth of our company in the future.

Fab 5, located in Colorado Springs, Colorado, currently manufactures discrete and specialty products in addition to a lower volume of a diversified set of standard products on 6-inch wafers. In February 2023, we announced our plan to expand our silicon carbide (SiC) and silicon production capacity, including the production of 8-inch wafers, at our Fab 5 facility. While select investments are still being made to reorganize our manufacturing capacity, in the fourth quarter of fiscal 2024, we paused our expansion activity through fiscal 2027. We plan to resume our expansion efforts as required to support the growth of our company in the future.

In December 2024, we announced our decision to close our Fab 2 manufacturing operations and the closure was completed in May 2025. The decision to close Fab 2 was driven by high inventory levels and ample manufacturing capacity at our other wafer fabrication facilities. All the process technologies that were running in Fab 2 will be transferred to Fab 4 and

Fab 5 and many such technologies are already running in Fab 4 and Fab 5, both of which have ample clean room space for expansion.

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

In fiscal 2026, approximately 35% of our sales came from products produced at our own wafer fabrication facilities that are located in the U.S. There are benefits to having our own U.S. wafer fabrication facilities such as increased IP protection and security, increased supply chain resilience and the ability to manage production costs. We augment our internal manufacturing capabilities by outsourcing a significant portion of our wafer production requirements to third-party wafer foundries, including all of our 300mm wafer requirements and some of our 200mm and 150mm specialty process technologies. In fiscal 2026, approximately 65% of our sales came from products that were produced at outside wafer foundries. Diversifying our wafer production geographically can help prevent disruptions that may be caused by geopolitical tensions, tariffs or natural disasters.

Assembly and Test

We perform product assembly and test at various facilities located around the world. During fiscal 2026, we increased capabilities at our Thailand and Philippines facilities to support more technologies by making process improvements, upgrading existing equipment, and adding equipment. During fiscal 2026, approximately 67% of our assembly requirements were being performed in our internal facilities and approximately 69% of our test requirements were performed in internal facilities.  We use third-party assembly and test contractors for the balance of our assembly and test requirements. We plan to continue to invest in assembly and test equipment both internally and externally to increase capacity, capabilities, efficiency and supply resiliency.

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

Sales and Distribution

General

We market and sell our products worldwide primarily through a network of direct sales personnel and distributors to approximately 101,000 unique customers.

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

In fiscal 2026, we derived 47% of our net sales through distributors compared to 53% of our net sales from customers serviced directly by us. In fiscal 2025, we derived 45% of our net sales through distributors compared to 55% of our net sales from customers serviced directly by us. With the exception of Arrow Electronics, our largest distributor, which made up 12% and 10% of our net sales, in fiscal 2026 and in fiscal 2025, respectively, no distributor or direct customer accounted for more than 10% of our net sales.

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
•performance and specifications
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
•total solution cost
•availability of easy to adopt reference designs and documentation

We believe that we compete favorably with other companies on all of these factors, but if we are unable to compete successfully in the future, our business could be harmed.

Patents, Licenses and Trademarks

We maintain a portfolio of U.S. and foreign patents, expiring on various dates from 2026 through 2045.  We also have numerous additional U.S. and foreign patent applications pending.  We do not expect that the expiration of any particular patent will have a material impact on our business.  While our intention is to continue to patent our technology and manufacturing processes, we believe that our continued success depends primarily on the technological skills and innovative capabilities of our personnel and our ability to rapidly commercialize new and enhanced products.  As with any operating company, the scope and strength of our intellectual property assets, including our pending and existing patents, trademarks, copyrights, and other intellectual property rights may be insufficient to provide meaningful protection or commercial advantage.  Moreover, pursuing violations of intellectual property rights on a worldwide basis is a complex challenge involving multinational patent, trademark, copyright and trade secret laws. Further, the laws of particular foreign countries often fail to protect our intellectual property rights to the same extent as the laws of the U.S.

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

Human Capital Resources

Our Employees

We invest in our highly-skilled global workforce of approximately 17,900 people in accordance with our Guiding Value: employees are our greatest strength. We believe that our culture, values, and organizational development and training programs provide a work environment where our employees are empowered and engaged to deliver the best embedded control solutions to our customers.

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

Information About our Executive Officers

The following sets forth certain information regarding our executive officers as of April 30, 2026:

Name	Age	Position
Steve Sanghi	70	Chair of the Board, Chief Executive Officer and President
Richard J. Simoncic	62	Chief Operating Officer
J. Eric Bjornholt	55	Senior Corporate VP and CFO
Mathew B. Bunker	56	Senior Corporate VP, Operations
Joseph R. Krawczyk II	66	Senior Corporate VP, Worldwide Client Engagement

Mr. Sanghi was appointed Chief Executive Officer and President on an interim basis on November 18, 2024 and appointed Chief Executive Officer and President on a permanent basis on July 2, 2025, while continuing to serve as Chair of the Board. He previously served as Chief Executive Officer from October 1991 to March 2021 and as Chair of the Board from October 1993 to the present, including service as Executive Chair during such time that he was not serving as Chief Executive Officer. He served as President from August 1990 to February 2016 and has served as a director since August 1990.  Mr. Sanghi holds an M.S. degree in Electrical and Computer Engineering from the University of Massachusetts and a B.S. degree in Electronics and Communication from Punjab University. Mr. Sanghi has served on the Board of Directors of Impinj, Inc. since March 2021 and became Board Chair in June 2022. Mr. Sanghi has served on the Board of Directors of Intel Corporation since December 2024.

Mr. Simoncic was promoted to Chief Operating Officer on April 1, 2024. He previously served as Executive Vice President Analog Power and Interface Business Unit from April 2023 to April 2024; as Senior Vice President, Analog Power and Interface Business Units from February 2019 to April 2023; and as Vice President, Analog Power and Interface Business Units from September 1999 to February 2019. From October 1995 to September 1999, he served as Vice President in multiple operational and engineering roles.  Since joining Microchip in 1990, Mr. Simoncic has held various roles in Design, Device/Yield Engineering and Quality Systems.  Mr. Simoncic holds a B.S. degree in Electrical Engineering Technology from DeVry Institute of Technology. Mr. Simoncic has served on the Board of Directors of Applied Industrial Technologies, Inc. since August 2024.

Mr. Bjornholt was promoted to Senior Vice President in 2019 and in 2024 that title was changed to Senior Corporate Vice President. He has served as Vice President of Finance since 2008 and as Chief Financial Officer since January 2009.  He has served in various financial management capacities since he joined Microchip in 1995.  Mr. Bjornholt holds a Master's degree in Taxation from Arizona State University and a B.S. degree in Accounting from the University of Arizona. Mr. Bjornholt has served on the Board of Directors of Infleqtion, Inc. since January 2026.

Mr. Bunker was promoted to Senior Vice President in 2019 and in 2024 that title was changed to Senior Corporate Vice President. He has served as Vice President of Backend Operations and other backend manufacturing divisions since May 2007. He has been employed by Microchip since February 1993 and has served as a Vice President in various roles since May 2007.  Mr. Bunker holds a Master's degree in Technology Management from University of Phoenix and a B.S. degree in Electrical Engineering from Arizona State University.

Mr. Krawczyk was promoted to Senior Vice President in 2022 and in 2024 that title was changed to Senior Corporate Vice President. He has served as Vice President of WW Client Engagement since May 2021. He served as Vice President of Asia Client Engagement from 2006 to 2020. Since joining Microchip in September 1995, Mr. Krawczyk held various marketing and geographical sales roles.  Mr. Krawczyk holds a Master's degree in Business from St. Edward's University and a B.S. degree in Computer Technology from University of Southern Mississippi.

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
•impact of supplier disruptions affecting the availability and cost of raw materials, components, or equipment;
•impact of restrictions, export controls, or other limitations on critical materials sourced from concentrated suppliers reducing sales;
•dependence on wafer foundries and other contractors by our licensees and ourselves;
•dependence on foreign sales, suppliers, and operations, which exposes us to foreign political and economic risks;
•impact of geopolitical instability in the Middle East on the availability of critical semiconductor materials, fuel costs, and our ability to meet customer demand;
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
•impact of evolving risks related to artificial intelligence, cybersecurity and data privacy across our products, operations, regulatory compliance, intellectual property, talent, and transactions;
•exposure of our customers' business and proprietary confidential information due to security vulnerabilities of our products;
•risks related to internal use of artificial intelligence (AI);
•risks related to compliance with laws and regulations regarding privacy, data protection, AI, cybersecurity (including U.S. Department of War requirements), and handling of government-regulated data (e.g., controlled unclassified information, classified data, export-controlled data);
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

Our operating results are affected by a wide variety of factors that could reduce our net sales and profitability, many of which are beyond our control. Some of the factors that may affect our operating results include:
•general economic, industry, public health or political conditions in the U.S. or internationally, including uncertain economic conditions in U.S., China and Europe, changes in geopolitical conditions, interest rates, persistent inflation, tariffs or instability in the banking sector;
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
•disruptions in our business, our supply chain or our customers' businesses due to cybersecurity incidents, terrorist activity, armed conflict, war (including military conflict in the Middle East and Russia's invasion of Ukraine), worldwide oil prices and supply, transportation interruption, public health concerns (including viral outbreaks and pandemics), fires, natural disasters or disruptions in the transportation system;
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
•our ability to increase or decrease our factory capacity as needed to respond to changes in customer demand;
•our ability to secure sufficient wafer foundry, assembly and testing capacity;
•increased costs and availability of raw materials, supplies, equipment, utilities, labor, and/or subcontracted services for wafers, assembly and test;
•changes in utilization of our manufacturing capacity and fluctuations in manufacturing yields;
•changes or fluctuations in customer order patterns and seasonality;

•fluctuations in our mix of product sales;
•changes in tax regulations in countries in which we do business;
•new accounting pronouncements or changes in existing accounting standards and practices;
•risk of excess and obsolete inventories;
•competitive developments including pricing pressures;
•unauthorized counterfeiting of our products resulting in pricing pressure and loss of sales;
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

Our operating results may be adversely impacted by the inability of our key suppliers to provide us with necessary raw materials, components, or equipment.

Our manufacturing operations require a continuous supply of raw and processed materials, components, and production equipment that must meet stringent performance and quality standards. Although we generally maintain multiple sources for these items, only a limited number of suppliers may be capable of meeting our technical requirements. From time to time, we have experienced supply shortages, extended lead times, supplier announcements that certain orders could not be fulfilled, or the discontinuation of updates or parts for certain equipment. For example, in fiscal 2023 and fiscal 2022, we experienced cost increases from certain suppliers for materials used in our production processes; although conditions stabilized in fiscal 2024 and fiscal 2025, similar cost pressures may recur.

Any interruption in the supply of raw materials, components, or equipment - or reduced supplier support for key manufacturing tools - could adversely affect our ability to produce products in the required volumes or on expected timelines. Supply availability may be further limited as global semiconductor demand increases, suppliers shift production toward higher cost or more complex products, or as a result of supply chain disruptions, transit delays, or political instability. For example, as memory manufacturers transition to more advanced products, availability of the memory components we use may become constrained, have longer lead times, or become more expensive. Consolidation among suppliers may reduce supply alternatives or alter our commercial relationships. In addition, reduced labor availability or public health concerns may further impact the supply chain.

Any of these factors could increase our manufacturing costs, impair our sourcing flexibility, delay our production schedules, and adversely affect our operating results. Additionally, our sales may be adversely impacted if tariffs or government trade actions restrict access to needed supplies.

Tariffs, trade restrictions, and evolving global trade policies pose risks to our supply chain, cost structure, and customer demand. Beginning in 2018 and continuing through 2026, the U.S. imposed additional tariffs on various imports, and several countries have imposed retaliatory tariffs on goods originating from the U.S. Although semiconductors currently remain exempt from certain U.S. tariffs under the ongoing Section 232 investigation, many inputs used in semiconductor manufacturing - including chemicals, metals, and equipment - remain subject to country specific tariffs or may become subject to new duties. The tariff landscape remains uncertain and may change with limited notice.

New or increased tariffs imposed on raw materials, components, equipment, or other inputs used in our production processes could increase our manufacturing costs. We may also incur incremental costs associated with supply chain adjustments undertaken to mitigate the effects of trade restrictions or tariffs. While we attempt to reduce cost burdens and secure alternative supply arrangements, we may experience higher operating costs, reduced sourcing flexibility, or lower demand for our products if customers face higher input costs or trade related disruptions.

Tariffs and trade restrictions also affect our customers. If customers face reduced availability of labor, materials, or components, whether due to trade restrictions, supplier disruptions, escalating shipping constraints, or public health issues, they may reduce or suspend production of their own products, leading to decreased demand for our products. For example, in 2025, government actions involving Nexperia (including export control measures and interventions affecting its operations and cross-border shipments) resulted in restricted availability of certain mature-node semiconductors (such as discrete devices and standard logic) that are widely used by automotive and consumer electronics manufacturers. As a result, some of our customers may experience shortages of these components which may reduce their production volumes and, in turn, reduce demand for our products. Any such customer side disruptions may negatively affect our revenue and operating results.

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs collected pursuant to the International Emergency Economic Powers Act (IEEPA) were unconstitutional. On April 20, 2026, the U.S. Customs and Border Protection (CBP) began processing refunds through its Consolidated Administration and Processing of Entries (CAPE) portal. Although Microchip was the importer of record for products that were subject to tariffs imposed under IEEPA and should be entitled to a refund, the timing and the amount of any such recovery is not yet clear. As such, this could have a favorable impact on our financial position, operations, or cash flows, but we cannot predict the timing, likelihood, or amount of any refunds or other recoveries we may realize.

We may lose sales if critical materials from concentrated sources become restricted or subject to export controls.

Certain materials used in semiconductor manufacturing, including rare earth elements, minerals, and metals, are available from a limited number of countries. Geopolitical tensions, trade disputes, economic conditions, transit disruptions, public health concerns, or regulatory actions may affect the availability or cost of these materials. Although we do not purchase significant amounts of materials, components or equipment from Russia, Belarus, or Ukraine, the broader semiconductor industry relies on raw materials sourced from these regions - such as neon, palladium, cesium, rubidium, and nickel. Current U.S. restrictions on imports of certain metals of Russian origin highlight the risk that geopolitical events or sanctions may limit access to critical materials. If we or our suppliers cannot obtain necessary inputs at commercially reasonable prices or in adequate quantities, our ability to manufacture products - or customer demand for such products - may be adversely affected.

China is a predominant producer of many rare earth materials essential to the global electronics industry. In 2025, China imposed and later expanded export restrictions and licensing requirements on certain rare earth elements and related magnets. Although some restrictions were subsequently suspended for certain U.S. end‑users, future restrictions or renewed implementation could constrain global supply. If China further restricts exports or pressures other countries to do so, our suppliers may face shortages, longer lead times, or increased costs. Limited access to these materials could impair our ability to manufacture certain products, increase our production costs, or reduce our competitiveness relative to manufacturers with alternative supply sources. These constraints may also affect downstream customers; for example, export controls on rare earth magnets have previously led certain automotive manufacturers to temporarily suspend operations.

Any such impacts on our customers’ production levels may reduce demand for our products and adversely affect our operating results.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during fiscal 2026 and fiscal 2025, approximately 65% and 64%, respectively, of our net sales came from products that were produced at outside wafer foundries. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during fiscal 2026, approximately 33% of our assembly requirements and 31% of our test requirements were performed by third-party contractors compared to approximately 33% of our assembly requirements and 33% of our test requirements during fiscal 2025. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. We may decide to still purchase products or services under these contracts even though we currently may not need all of them in order to take advantage of contract credits. This could result in excess inventory and inventory reserve charges that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, or greater capacity for certain types of products, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. As more companies focus on building leading edge products, our manufacturing subcontractors are becoming capacity constrained in their ability to manufacture such products. These events may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors, but we believe that we will be able to obtain sufficient capacity from our manufacturing subcontractors.

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

We regularly review the financial viability and performance of our licensees, customers, distributors, resellers and suppliers. Any downturn in global or regional economic conditions as a result of geopolitical conditions, broad sanctions or tariffs by the U.S. or other countries, high interest rates, high inflation, instability in the banking sector, public health concerns, industry work stoppages, transit stoppages or other factors, may adversely impact their financial viability. The financial decline of a large licensee, customer, reseller or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances, higher allowances for credit losses, and higher operating costs as a percentage of net sales. Also, these parties may not comply with their contractual commitments, or may interpret them differently than we do, which could lead to termination of their performance with little or no notice to us, which could limit our ability to mitigate our exposure. If one of our counterparties becomes insolvent, files for bankruptcy, has business leverage, or favorable contractual terms, then our ability to recover any losses suffered as a result of that counterparty's cessation of performance may be limited by their liquidity, the applicable laws, or their willingness to negotiate a resolution. In the event of such default or cessation of performance, we could incur significant losses, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Sales to foreign customers account for a substantial portion of our net sales. During fiscal 2026, approximately 75% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan. During fiscal 2025, approximately 75% of our net sales were made to foreign customers, including 17% in China and 16% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in the past, competition in China is intense. Throughout fiscal 2024, fiscal 2025 and fiscal 2026, changes in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. For example, on September 13, 2025, China's Ministry of Commerce initiated an antidumping investigation of imports into China of analog semiconductors originating in the United States. While we were not a subject of this investigation and the Chinese government is expected to suspend these investigations pursuant to the latest trade deal with the U.S., the Chinese government may resume this investigation at its election. If this takes place, additional tariffs are likely to be imposed as a result of this investigation and could have an adverse impact on our revenue. Also, on April 13, 2026, China's State Council released a regulation intended to be a retaliatory measure to combat the extraterritorial application of foreign laws pertaining to trade controls, sanctions, and similar measures. This regulation may expose us to potential civil liability, administrative measures, and other remedial actions if the Chinese government determines that we caused harm by complying with certain foreign laws. This could have a material adverse effect on our business, results of operations or financial conditions.

Further, increasing investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities are intended to advance China's stated national policy objectives. The Chinese government may restrict us from participating in the China market, or may prevent us from competing effectively with Chinese companies. Weakening of foreign markets, especially in China, has resulted in lower demand for our products, which has adversely impacted our revenue in the past and, if such conditions continue, it too could have a material adverse effect on our business, results of operations or financial conditions.

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

Geopolitical instability in the Middle East may disrupt critical semiconductor materials, increase fuel costs, and adversely affect our ability to meet customer demand.

Geopolitical instability and conflicts in the Middle East, including military activity and escalating tensions involving Iran, create significant uncertainty for global markets, including energy and materials markets, and could adversely impact our operations and financial results. The region is a major source of global oil production and a critical transit point for maritime shipping routes. Hostilities, infrastructure damage, sanctions, or blockages of key shipping lanes could disrupt oil production and distribution, reducing the availability of fuel or increasing fuel prices. Recent armed conflicts have already forced key state sponsored fuel production facilities in the region offline, contributing to global fuel price volatility.

In addition to fuel‑related risks, current conflict in the Middle East is disrupting supplies of critical semiconductor materials - including helium and bromine, both essential for wafer fabrication processes. For example, Qatar accounts for more than one‑third of the world’s helium production, and recent Iranian drone strikes halted operations at major helium facilities. Additionally, bromine supplies are also at risk, as approximately two‑thirds of the global production originates from Israel and Jordan, and disruptions in the region could affect semiconductor etching, detection, and circuit‑formation processes.

Our operations rely heavily on global logistics networks - including ocean freight, air freight, and long‑haul trucking - that depend on stable and cost‑effective fuel supplies. Significant increases in fuel costs, reductions in carrier capacity, or extended transit times could materially increase our transportation and distribution expenses. Shipping carriers may impose fuel surcharges, reroute vessels, reduce service frequency, or experience delays, each of which could impair our ability to obtain raw materials or deliver finished products to customers on expected timelines.

Because many of our semiconductor products support time‑critical applications in the automotive, industrial, communications, aerospace and defense, and consumer sectors, delays in obtaining critical materials or increases in logistics costs could negatively impact customer relationships and customers’ production schedules or purchasing decisions, reduce demand, and result in penalties under certain customer agreements. Prolonged or severe disruption - whether due to fuel shortages, materials constraints, logistics delays, or increased energy costs, or reduced customer demand - could adversely affect our ability to meet customer commitments and could materially harm our business, financial condition, and results of operations.

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

Starting in the first quarter of calendar 2022, we began entering into LTSAs, which offer our customers the ability to receive prioritized capacity. LTSAs are not a guarantee of supply; however, they were designed to provide the highest priority for those orders which were under this program, and the capacity priority was on a first-come, first-served basis until the available capacity was booked. This program and increases in customer order levels outside of this program resulted in some customers holding excess inventory of our products and thus decreased their need to place new orders, including turns orders, in fiscal 2023 and fiscal 2024. Because we built inventories in response to customer demand, the cancellation or deferral of product orders resulted in excess inventory, which then resulted in write-downs of inventory and an adverse effect on our gross margins in fiscal 2025 and fiscal 2026.

Intense competition in the markets we serve may lead to pricing pressures, reduced sales or reduced market share.

The semiconductor industry is intensely competitive and faces price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we do. In addition, some governments, such as China, may provide, or have provided and may continue to provide, significant assistance financial or otherwise, to some of our competitors, or to new entrants, and may intervene in support of national industries and/or competitors, including trying to disrupt the U.S. semiconductor industry. The semiconductor industry has experienced significant consolidation which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings and scale. We may be unable to compete successfully in the future, which could harm our business. Our ability to compete successfully depends on a number of factors, including, but not limited to:
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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In fiscal 2026 and in fiscal 2025, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $200.8 million and $173.0 million, respectively.

Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry.

The semiconductor industry is characterized by seasonality and wide fluctuations of supply and demand.  Historically, since a significant portion of our revenue is from international sales and consumer markets, our business generates stronger revenues in the first half of our fiscal year and comparatively weaker revenues in the second half of our fiscal year. However, broad fluctuations in our business, changes in semiconductor industry and global economic conditions have had and can have a more significant impact on our results than seasonality. In periods when broad fluctuations, changes in business conditions or acquisitions occur, it is difficult to assess the impact of seasonality on our business. The semiconductor industry has had significant economic downturns (including in fiscal 2024 and fiscal 2025), characterized by diminished product demand, production over-capacity and high inventory levels. We have sought to reduce our exposure to this industry cyclicality by selling proprietary products, that cannot be quickly replaced, to a geographically diverse customer base across a broad range of market segments. However, we have experienced substantial period-to-period fluctuations in operating results and expect, in the future, to experience period-to-period fluctuations in operating results due to general industry or economic conditions. In this regard, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog increased in the fourth quarter of fiscal 2023, in fiscal 2024 and in most of fiscal 2025, which adversely impacted our revenue. Consistent with the slowing macroeconomic environment during such periods, and the related inventory growth, we paused our factory expansion actions at Fab 4 and Fab 5 and reduced our planned capital investments through fiscal 2027. We are unable to predict the timing or impact of any future slowdown on our business.

Our business is dependent on distributors to service our end customers.

Sales to distributors accounted for approximately 47% of our net sales in fiscal 2026 and approximately 45% of our net sales in fiscal 2025. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Also, Thailand has experienced periods of severe flooding in recent years. While our facilities in Thailand have continued to operate normally, there can be no assurance that future flooding in Thailand would not have a material adverse impact on our operations. If operations at any of our facilities, or our subcontractors' facilities are interrupted, we may not be able to timely shift production to other facilities, and we may need to spend significant amounts to repair or replace our facilities and equipment.  Business interruptions would likely cause delays in shipments of products to our customers, and alternate sources for production may be unavailable on acceptable terms. This could result in reduced revenues, cancellation of orders, or loss of customers. Although we maintain business interruption insurance, such insurance will likely not compensate us for any losses or damages, and business interruptions could significantly harm our business. For more information on adverse climate change see our risk "Sustained adverse climate change poses risks that could harm our results of operations" on page 38.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. or foreign government agencies.  Such sales are subject to federal contracting regulations as well as uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. or foreign government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the U.S. Department of War's Cybersecurity Maturity Model Certification (CMMC) program requirements, or the impact of pandemics.  Additionally, a section in the U.S. National Defense Authorization Act for Fiscal Year 2023 (the FY2023 NDAA), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Section 5949 of the FY2023 NDAA go into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their prime customers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, and tax and trade policies implemented by current or future administrations.

Delays, reductions in or terminations of government contracts or subcontracts, including those caused by any past, current, or future shutdown of the U.S. federal or foreign governments, could materially and adversely affect our operating results. During any future government shutdown, we may experience delays, reductions in or terminations of government purchases, contracts or subcontracts, which could materially and adversely affect our operating results. While we generally function as a subcontractor in government transactions, further changes in U.S. or foreign government procurement regulations and practices, particularly surrounding initiatives to reduce costs or increase compliance obligations (such as the CMMC in the U.S.), may adversely impact the contracting environment, our ability to enter into or renew contracts, our ability to hire and retain employees, and our operating results.

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government-related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers and related to handling of government-regulated data.  To be awarded new contracts after November 10, 2025 for the U.S. government, we may be required to meet a CMMC level that we may not meet, or may choose not to meet. Over time, more government contracts may require higher Cybersecurity Maturity Model requirements and if we do not meet them, we will become ineligible for certain contracts. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. If personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our results of operations. We must also comply with regulations regarding the handling of controlled unclassified information and export-controlled data, as well as U.S. Department of War cybersecurity requirements (such as those under the Federal Acquisition Regulations (FAR) and Defense Acquisition Regulations (DFARS)). Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors for a period of time. Any such suspension or debarment or other sanction may materially and adversely affect our operating results or reputation.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. There may be increased risk associated with the activities of the acquired company such as regulatory violations related to their use of AI in their operations, technology development or product offerings or cybersecurity or data governance risks. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, stockholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with certain of our prior acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, issuing Commercial Paper, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of March 31, 2026, we had goodwill of $6.70 billion and net intangible assets of $2.03 billion. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through March 31, 2026, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges fiscal 2026. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our consolidated financial statements.

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

Our business relies on our ability to attract and retain qualified employees across various functions, including management, technical, marketing, sales, research and development, manufacturing, and operations. Competition for qualified personnel has intensified for a variety of reasons, including the high demand for employees in rapidly developing fields such as AI, the increase in work-from-home arrangements and increases in minimum wages and wage inflation in our industry. Our failure to attract and retain hardware and software engineers, as well as sales and marketing personnel, could delay product development and introduction, thereby adversely affecting our net sales. We depend on a direct labor force at our manufacturing facilities, and any inability to maintain this workforce could adversely affect our operations. This could lead to delays in production and shipments, hinder our ability to meet customer demand, and ultimately adversely impact our business, financial condition, and operational results. As the use and integration of AI becomes more prevalent, there is an anticipated shift in the skills required within the workforce, making AI literacy increasingly important for our employees. These competitive pressures and the resulting wage inflation may increase our labor costs and adversely impact our operational results.

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

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, any that may relate to new system implementations, computer viruses, security breaches or incidents, cyber-attacks, ransom-style attacks, theft or tampering, inadvertent error, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, security breaches or incidents in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, or any data we or our service providers maintain or otherwise process, including but not limited to, data belonging to us or our customers, suppliers, contractors or employees, or any perception any of the foregoing has occurred, could have a material adverse impact on our business, operations, supply chain, sales and operating results, result in regulatory inquiries, investigations or other proceedings against us, result in claims, demands and litigation against us, or damage our reputation.  Such improper handling of confidential data, or system or network disruption, or any cyber-attack or other means of effectuating a security breach or incident, could result in loss, unavailability or compromise of all or a portion of our systems and business operations, and a loss, unavailability, an unauthorized release of, or other unauthorized use or processing of, personal data, or our suppliers’ or our customers’ intellectual property or confidential, proprietary or sensitive information. Any such matter, or any perception that it has occurred, could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages, and may result in lower revenue, lower margins, regulatory investigations, inquiries or other proceedings, enforcement actions, remediation obligations, claims for damages, litigation, and fines, penalties, damages, other liabilities, and other sanctions.

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

We face significant and evolving risks related to AI across our products, operations, cybersecurity, regulatory compliance, intellectual property, confidential information, privacy, workforce, customer transactions, and customer demand, any of which could adversely affect our business, results of operations, financial condition and reputation.

Market dynamics and our product strategy are increasingly influenced by AI. Our ability to design, develop and timely introduce competitive products and processes - including those implementing new technologies such as AI, or complying with new governmental restrictions regarding implementation of new technologies - may be affected by how quickly we and our customers adapt to market changes driven by AI, and by the rate at which the markets we serve redesign and change their own products in response to AI and other market forces. Failure to respond timely could impair our competitive position, reduce design wins and sales, and negatively affect our margins.

Demand for AI-related products is subject to concentration and investment-cycle risk, and any slowdown or shift in AI spending could reduce demand for our products, pressure margins, and adversely affect our operating results.

AI also amplifies cybersecurity threats. As AI and machine learning evolve, they may lead to the development of dramatically more effective security tools, and cyber‑attackers may leverage these tools to enhance attack methods, identify novel security vulnerabilities, develop malicious code, sophisticated phishing attempts, and convincing deep fakes that manipulate our content or the voices or images of our leaders. Threats may also be introduced by our employees', our customers’, or our partners’ use of AI tools, including where AI‑generated source code incorporated into products or systems introduces malicious code or security vulnerabilities. We may be unaware of an incident, its magnitude or its effects until significant harm is done.

Our internal and partner use of AI tools presents further risks. Employees, consultants or partners may use AI tools in a manner posing risks to proprietary, confidential or regulated information and to intellectual property rights. The use of AI tools may result in allegations or claims relating to violation of third‑party IP rights, unauthorized access to or use or processing of proprietary, confidential or personal information, failure to comply with open‑source software requirements, or other legal or contractual obligations. AI tools may also generate unreliable, inaccurate, inferential, unexplainable or biased outputs that could lead to errors in decision‑making, product development or other business activities.

Our products and intellectual property may face heightened security, safety and reliability risks when used in AI‑enabled applications, including in the cloud, IoT, automotive and other emerging use cases. Security vulnerabilities in our products, industry‑standard specifications, or licensed intellectual property may be exploited, and we or our customers may not promptly detect or fully assess the impact of such vulnerabilities. These risks could result in reduced demand, adverse publicity, remediation costs, customer claims, litigation or regulatory scrutiny.

AI‑related laws, regulations and national and regional governmental policies are rapidly evolving and inconsistent across jurisdictions. New and existing frameworks in the United States, the European Union and China - including the EU AI Act’s risk‑based approach - may impose additional compliance, transparency, conformity assessment, monitoring or usage‑restriction obligations on AI‑enabled products. Conflicting regulatory requirements across jurisdictions increase compliance complexity and costs, and failure or perceived failure to comply could result in fines, penalties, investigations, restrictions on product offerings, reputational harm, or lost sales or talent.

We also face AI‑related risks in acquisitions and strategic relationships, including regulatory violations or cybersecurity risks arising from an acquired company’s or partner’s use of AI. In addition, competition for talent with AI expertise has intensified, and our ability to attract, retain and train personnel with appropriate AI skills and literacy is critical to our innovation and product roadmap.

Uncertainty in intellectual property law relating to works created using AI technology may result in changing or inconsistent IP protections, which could adversely affect our ability to protect or commercialize innovations developed with AI. Collectively, these AI‑related risks could lead to operational disruption, increased costs, reputational harm, loss of market share, reduced revenue and margins, and adverse impacts on our financial condition and stock price.

We face risks related to security vulnerabilities in our products.

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, and we receive and process alerts regarding potential security vulnerabilities in our products through our public facing Product Security Incident Response Team, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers, including attackers using powerful new AI-driven technologies. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or IoT, automotive applications, and applications that use AI. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can develop that may impact our assessment of a security vulnerability, including information learned as we develop and deploy mitigations, or become aware of additional variants or evaluate the competitiveness of products. The increasing use of our products in interconnected, autonomous, safety‑critical, defense‑related, and AI‑enabled systems may expose security vulnerabilities beyond traditional software exploits, including firmware, embedded functionality, or interactions with third‑party systems, which may only become apparent after large‑scale deployment.

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

We limit our employees’ use of AI tools, such as ChatGPT, in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential or other controlled information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in claims related to violation of privacy or third-party intellectual property rights, unauthorized access to or use of proprietary information, or government regulated data (e.g., controlled unclassified information, ITAR, export-controlled data), and noncompliance with actual or asserted legal, contractual, or other obligations (including open source requirements). AI tools may also produce unreliable, inaccurate, inferential, unexplainable or biased outputs that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective maintaining, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

Issues relating to the use of our technologies, including AI, may result in reputational or financial harm and liability.

Differing opinions and regulations regarding what constitutes the responsible use of technologies, including evolving technologies such as AI, in our internal operations, products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. If we enable or offer solutions that draw controversy due to their perceived or actual societal impact, such as solutions with unintended consequences, or those that raise concerns related to human rights, privacy, employment or other social or political issues, or if we are unable to maintain effective internal mechanisms for the responsible development, deployment, and use of technologies, including AI enabling products, we may experience brand or reputational harm, competitive harm or legal liability. AI introduces new legal, social and ethical issues, risks and challenges that may slow adoption of AI-enabled products and services, reduce market acceptance, delay commercialization, alter customer purchasing behavior, or adversely affect our business model, competitive position and operating results.

Our failure to comply with federal, state, or international laws and regulations regarding privacy, data protection and handling, and cybersecurity may materially adversely affect our business, results of operations and financial condition.

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and handling, and cybersecurity, such as the European Union’s (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the EU Cyber Resilience Act and Cybersecurity Act, and the CMMC program. The scope of such laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of regulated, protected or personal information, establish data privacy rights, impose risk assessment, certification and/or data breach notification requirements, and potentially limit contractual opportunities or create severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate data-handling and cybersecurity requirements, conformity assessments and incident reporting such as the CMMC program. Over time, failure to comply with CMMC requirements required by the U.S. Department of War and its prime customers may make us ineligible for government contracts. Such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA or make sales into government-related projects.

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

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection and handling, and cybersecurity. For example, California has enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CPRA, which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The U.S. federal government also has rules, regulations and laws regarding handling of government-regulated data (e.g., controlled unclassified information, classified data, and export-controlled data) and continues to contemplate federal privacy legislation. The CCPA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under our LTSAs, customers may cancel orders in the event of price increases. While we had approximately 101,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in fiscal 2026, and two of our top ten direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued throughout fiscal 2024 and fiscal 2025.

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

Export controls, sanctions, and trade restrictions are increasingly complex and subject to discretionary interpretation by regulatory authorities, with requirements that may change through guidance, enforcement, or licensing decisions. Even where we believe authorizations apply, differing or changing regulatory interpretations could disrupt shipments, delay revenue recognition, require product or customer changes, and adversely affect our operating results.

In November 2023, the U.S. Department of Commerce added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Department of Commerce has issued a number of regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them and entities that are 50% or more owned by them. The BIS has temporarily suspended its 50% Affiliates Rule, until November 10, 2026. The result of these additional restrictions and the change in the U.S. administration in 2025 is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Department of Commerce effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the National Defense and Authorization Act when the supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a "military end use," to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. The U.S. Department of Commerce also currently imposes restrictions on importation and sale of certain Vehicle Connectivity System (VCS) hardware and covered software designed, developed, manufactured, or supplied by persons with a nexus to China, Hong Kong, Macau, or Russia. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

On August 1, 2025, the U.S. administration implemented additional changes to its tariff policy, including the suspension of the de minimis exemption, expiration of the 10% baseline tariff, implementation of revised reciprocal tariffs tailored to each trading partner, and the imposition of tariffs on particular goods (e.g., copper). Although semiconductors remain exempt from most of the recent tariff actions, an increase in tariffs on semiconductors is expected to be imposed once the Section 232 investigation into the impact on U.S. national security by imports of semiconductors, semiconductor manufacturing equipment and their derivative products is concluded. Semiconductors may also be subject to tariffs resulting from ongoing trade negotiations. Although the U.S. Supreme Court ruled that IEEPA-based tariffs are unconstitutional, we cannot predict the timing, likelihood, or amount of any refunds or other recoveries.

Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, the Chinese government has announced restrictions relating to sales of certain raw materials and to sales of products containing certain products made by Micron, and they may direct companies within China to purchase Chinese-made products. The Chinese government may also re-initiate the suspended antidumping investigation into imports of analog chips originating in the United States and aggressively enforce the new regulation intended to combat the extraterritorial application of foreign trade controls, sanctions and other measures, which would likely have an adverse impact on our revenue if additional tariffs are imposed by the Chinese government on products subject to the investigation. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage our non-U.S. customers to purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

We are subject to examination of our U.S. and certain foreign income tax returns for fiscal 2007 and later. We regularly assess the likelihood of adverse outcomes of these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from current or future examinations. There can be no assurance that the final determination of any of these or any future examinations will not have a material adverse effect on our effective tax rates, financial position and results of operations.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $480.2 million based on the exchange rate as of March 31, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 18 months. The ultimate outcome of disputes of this nature is uncertain, and if the IRB were to prevail on its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

New technology trends, such as cyber resiliency and security requirements and the rapid adoption of AI, require us, and our customers and suppliers, to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to cybersecurity, AI development, and the deployment of automation and AI in products, services and operations, including the EU AI Act, China’s generative AI regulations, and various current or proposed U.S. federal and state AI and/or cybersecurity legislative or governance frameworks, executive orders, rules, regulations and laws. The EU AI Act, which has a phased implementation schedule, imposes requirements on AI systems based on their risk classification, and may require conformity assessments, registration, and ongoing monitoring for certain AI systems. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact us and our customers and supply chain.

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

Our failure to comply, or the failure of entities that we have acquired over time to have complied, with regulations could result in significant fines, litigation or administrative actions by regulators or others, liability for clean-up, criminal and civil liabilities, import/export restrictions, reduction or suspension of production, cessation of operations or future liabilities. Restrictions on emissions could result in significant costs such as the need for additional equipment, higher energy costs, carbon taxes, and emission cap and trade programs, and could also result in reduction or suspension of production, or even cessation of operations. Such regulations have required us in the past, and could require us in the future, to incur significant expenses to comply with such regulations. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could not only impact the health of our employees, customers and communities in which we operate, but could also impact our ability to operate. Such failure could also restrict our ability to ship certain products to certain countries, require us to modify our products, shipping materials or logistics, or require us to incur other significant costs and expenses. Environmental laws continue to expand with a focus on reducing or eliminating hazardous substances in electronic products and shipping materials. Future environmental regulations could require us to close or reduce production at certain facilities, reengineer certain of our existing products and may prevent us or make it more expensive for us to manufacture, sell and ship our products. Regulations restricting greenhouse gas emissions could cause us to incur significant additional costs of compliance due to the need for changes in manufacturing methods or installation of abatement equipment, expanded data collection, analysis, and certification. Because we have contractual obligations to certain customers to assess the impact that manufacturing process changes may have on the products that we provide to such customers, we have to take a measured approach when implementing changes to our facilities, manufacturing processes, and manufacturing inputs. If we are unable to implement the necessary abatement plan, we may be required to ramp down our existing operations significantly or risk noncompliance with regulations.

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

The market price of our common stock has fluctuated significantly in the recent past and is likely to fluctuate in the future. The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including, but not limited to:
•global economic and financial uncertainty due to changes in geopolitical conditions or military conflicts, interest rates, persistent inflation, instability in the banking sector, tariffs, public health concerns or other factors;
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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, leverage ratios, capital expenditures and dividend payments on our common stock and preferred stock. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in fiscal 2026.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of March 31, 2026, the principal amount of our outstanding indebtedness was $5.54 billion. At March 31, 2026, we had no outstanding borrowings under our Revolving Credit Facility, which provides $2.25 billion of revolving loan commitments that terminate in 2030, and $349.0 million outstanding principal amount under our Commercial Paper program. As of March 31, 2026, we had $3.00 billion in aggregate principal amount of Senior Notes and $2.19 billion in aggregate principal of Convertible Debt outstanding. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. Changes in interest rates will have a more significant impact on our interest expense if we refinance our fixed rate debt with variable rate debt. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, due to financial, contractual, regulatory, or other reasons, we may be required to reduce or suspend dividends, share repurchases, or undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. In several recent quarters, we have used borrowings to finance a portion of our quarterly dividend payments and we may continue to do so in future periods. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our Senior Notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. While we have maintained our investment grade rating, in March 2025 we were downgraded by one rating agency and there is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

Conversion of our Convertible Debt, Series A Preferred Stock or Depositary Shares, or the payment of dividends on Series A Preferred Stock in shares of common stock, will dilute the ownership interest of our existing stockholders.

The conversion of some or all of our shares of Series A Preferred Stock or Depositary Shares, the payment of dividends on our Series A Preferred Stock in the form of common stock or the conversion of our outstanding Convertible Debt will dilute the ownership interest of our existing stockholders to the extent we deliver common stock upon conversion of such debt. Following our irrevocable settlement election made on April 1, 2022 with respect to the 2017 Senior Convertible Debt, upon conversion, we are required to satisfy our conversion obligation with respect to such converted Convertible Debt by delivering cash equal to the principal amount of such converted Convertible Debt and cash and shares of common stock or any combination, at our option, with respect to any conversion value in excess thereof (i.e., the conversion spread). There would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Convertible Debt as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt, Series A Preferred Stock or Depositary Shares or the payment of dividends on our Series A Preferred Stock in the form of common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Debt, Series A Preferred Stock or Depositary Shares may encourage short selling by market participants because the conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares, as applicable, could be used to satisfy short positions, or anticipated conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares into shares of our common stock could depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Governance

Risk Management and Strategy

We define cyber risk governance as a program of measures designed to protect our IT assets and information from unauthorized access, attacks or service disruptions. Our risk governance processes are designed and managed by our IT Shared Services (ITSS) team, led by our Chief Information Security Officer (CISO). Cybersecurity and data protection remain critical components of our long-term business strategy given the importance of securely processing, maintaining, and transmitting sensitive data relating to our business, employees, customers, suppliers, and partners.

We use a risk-based approach to assess, identify, and manage cybersecurity threats, including those arising from evolving technologies such as artificial intelligence (AI), expanding cloud infrastructure, and increasingly complex threat actor capabilities. Key areas of our cybersecurity risk management processes and strategy include:

Processes and Coordination

We manage cybersecurity and assess associated risks in these ways:
•ITSS, led by our CISO, has primary responsibility for cybersecurity risk management, and coordinates efforts, priorities and oversight of cybersecurity risk across the Company;
•ITSS works with cross-functional groups, such as manufacturing, business operations, engineering, human resources, legal, and finance to evaluate enterprise-wide cybersecurity risk, and to advise senior management and the Audit Committee regarding our cybersecurity risk profile and priorities as they evolve;
•We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes; and
•Our Internal Audit group monitors key IT systems controls that are integrated into our larger Sarbanes-Oxley control environment and compliance framework.

Ongoing Evaluation and Assessment of Systems and Processes

We take steps to monitor evolving regulatory, industry and legal requirements and best practices relating to cyber risk mitigation, and we employ standards and frameworks that we deem appropriate to address identified risks. In addition to periodic in-depth evaluations of our applicable systems and processes, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise. We adjust our systems, procedures, and policies as we deem necessary and in response to identified threats and risks. For example, our cybersecurity program includes:

•Continuous monitoring of IT systems and threat activity, including 24x7 security operations center (SOC) support and third-party threat detection capabilities.
•Endpoint detection, response and isolation, vulnerability scanning, patch management, and network segmentation.
•Increasing frequency of vulnerability management and of patching cycles for critical systems.
•Identity-based access controls to restrict system access and require user multifactor authentication.

Security Awareness Program to Train and Test Personnel

We sponsor a multi-faceted security awareness program that includes regular, mandatory trainings for our personnel on best practices for cyber-hygiene including: proper use of multifactor authentication and single sign-on use for cloud applications; ways to identify social engineering techniques, policy and process awareness, periodic phishing simulations and other preparedness testing; and an increased focus on emerging threats, such as AI-enabled social engineering and credential misuse.

Cyber Incident Response Plan

We maintain a cross-functional cyber incident response plan that defines escalation protocols, roles and responsibilities. Our plan focuses on responding to, identifying the severity levels of, and recovering from a breach as well as mitigating any impact to our business. Generally, when a suspected breach is identified, the ITSS team will escalate the issue to the personnel identified in the plan for initial analysis and guidance. In the event of an actual breach, the CISO will prepare an initial assessment and consult with our general counsel (GC) and our Chief Financial Officer (CFO). Together, our GC, CFO and CISO will consult with other executives, including our Chief Executive Officer and our Chief Operating Officer, to determine the incident’s impact to our business. This management group (in consultation with outside experts) will be responsible for determining whether a particular incident (alone or in combination with other factors) triggers any public or regulatory reporting, or third-party notification requirements.

Regular Evaluation of Initiatives, Results and Priorities

The ITSS team, in consultation with members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments across our geographic footprint, results of recent ITSS initiatives, and developments in the cybersecurity threat landscape. On an annual basis the CISO updates the Audit Committee (generally with all other Board members in attendance) on the performance of cyber risk key performance indicators (KPIs), cyber risks, staffing and key ITSS initiatives. On a quarterly basis the CISO updates the Audit Committee (generally with all other Board members in attendance) on the KPIs and any changes to our cyber risk mitigation efforts, and any cyber breaches that may have occurred. Feedback from the Audit Committee and senior management assists us in determining whether any further changes to our existing policies and practices are warranted. We expect that our cybersecurity risk management processes and strategy will continue to adapt as the cybersecurity threat landscape evolves. We engage third parties to assist us with our cybersecurity risk management and strategy. Some of these third parties provide us with ongoing assistance (such as threat monitoring, penetration testing, mitigation strategies, updates on emerging trends and developments and policy guidance) while others provide targeted assistance (such as security and forensic expertise) as needed.

Review of Third Parties

There are cybersecurity risks associated with using third party platforms, sharing information with third parties, and with allowing third parties to access our systems. For example, prior to integrating third-party platforms into our systems (e.g., cloud providers, AI-enabled tools), we have processes in place to assess their security maturity against our standards, assess business risks associated with integration and request changes as we deem necessary.

Governance

Our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while our Board and its Audit Committee play an active, ongoing oversight role.

Continuous Improvement and Strategic Priorities

We regularly update our cybersecurity strategy based on evolving threats, regulatory requirements, and business needs. Current priorities include:

•Enhancing our cybersecurity governance framework by developing and implementing an Information Security Management System (ISMS) in a phased manner that aligns with ISO 27001 standards.
•Upgrading legacy environments to promote effective security controls.
•Enhancing information protection practices and cultural awareness around data sensitivity.
•Strengthening security of public-facing systems and reducing external attack surface.
•Expanding AI-driven defensive capabilities for the day-to-day threat detection and response automation.

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

Management’s Role

Our ITSS team is led by our CISO, who reports to our Executive Vice President and Chief Financial Officer. Our CISO is a former CPA that has 36 years of experience in leading global accounting and business information systems groups including strategy, applications, infrastructure, information security, support, and execution.

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

Conclusion

As of March 31, 2026, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents that have materially affected Microchip, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “We continue to be the target of attacks on our IT systems. Interruptions in and unauthorized access to our IT systems, and security breaches or incidents impacting our systems or data that we or our service providers maintain or otherwise process, could adversely affect our business”, in this Annual Report on Form 10-K.

Item 2. Properties

At March 31, 2026, we owned and used the facilities described below:

Location	Approximate Total Sq. Ft.	Principal Operations
Gresham, Oregon	826,500	Wafer fabrication (Fab 4), R&D center, warehousing and administrative offices
Chandler, Arizona	720,000	Executive and administrative offices, wafer probe, R&D center, sales and marketing, and computer and service functions
Lamesa, Calamba, Philippines	610,300	Assembly and test, warehousing and administrative offices
Colorado Springs, Colorado	580,000	Wafer fabrication (Fab 5), test and R&D
Chacherngsao, Thailand	513,000	Assembly and test, wafer probe, sample center, warehousing and administrative offices
Canlubang, Calamba, Philippines	460,000	Wafer probe, test, warehousing and administrative offices
Chacherngsao, Thailand	423,900	Assembly and test, warehousing and administrative offices
Tempe, Arizona(1)	388,100	Wafer fabrication (Fab 2), R&D center, warehousing and administrative offices
Bengaluru, India	258,400	R&D center, sales and marketing support and administrative offices
Bengaluru, India	172,500	R&D center
Hyderabad, India	167,600	R&D center
Lawrence, Massachusetts	160,000	Manufacturing (wafer fabrication) and administrative offices
Rousset, France	144,500	Test, R&D and administrative offices
Mount Holly Springs, Pennsylvania	100,000	Manufacturing, R&D and administrative offices
Garden Grove, California	98,100	Manufacturing, R&D and administrative offices
San Jose, California	98,000	R&D and administrative offices
Chennai, India	88,200	R&D center
Neckarbischofsheim, Germany	83,800	Manufacturing and administrative offices
Nantes, France	77,000	Wafer probe, test, R&D, warehousing and administrative offices
San Jose, California	71,000	R&D and administrative offices
San Jose, California	57,000	R&D and administrative offices
Beverly, Massachusetts	52,100	Manufacturing
Heilbronn, Germany	48,000	R&D and administrative offices
Karlsruhe, Germany	46,000	R&D and administrative offices
Ennis County, Ireland	40,000	Manufacturing, R&D and administrative offices
Simsbury, Connecticut	32,500	Manufacturing, R&D and administrative offices
Shanghai, China	21,000	R&D, sales and marketing and administrative offices
Hsinchu, Taiwan	15,000	R&D and administrative offices
(1) Our Fab 2 wafer fabrication facility located in Tempe, Arizona is classified as held for sale as of March 31, 2026.

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

Comparison of 5 year Cumulative Total Return*

Among Microchip Technology Incorporated, the S&P 500 Index
and the PHLX Semiconductor Index

$500
$400
$300
$200
$100
$0
2021
2022
2023
2024
2025
2026
Microchip Technology Incorporated
S&P 500
PHLX Semiconductor

*$100 invested on March 31, 2021 in stock or index, including reinvestment of dividends
Fiscal year ending March 31.

Copyright © 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	March
	2021	2022	2023	2024	2025	2026
Microchip Technology Incorporated	100.00	97.99	111.15	121.50	67.20	92.34
S&P 500 Stock Index	100.00	115.65	106.71	138.59	150.03	176.74
Philadelphia Semiconductor Index	100.00	111.05	106.24	163.18	143.35	256.74

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

On May 14, 2026, there were approximately 517 holders of record of our common stock.  This figure does not reflect beneficial ownership of shares held in nominee names.

For a description of our dividend policies, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," included herein.

Refer to "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," at page 63 below, for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at March 31, 2026.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This report, including "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our strategy, financial performance and revenue sources.  We use words such as "anticipate," "believe," "can," "continue," "could," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements.  Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors including those set forth under "Risk Factors," beginning at page 14 and elsewhere in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  We disclaim any obligation to update information contained in any forward-looking statement.  These forward-looking statements include, without limitation, statements regarding the following:
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
•Our expectations regarding our inventory levels and revenue growth;
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
•Our ability to effectively utilize our facilities at appropriate capacity levels or obtain sufficient capacity from our manufacturing, assembly and test sub-contractors;
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
•The amounts and timing, and our plans and expectations relating to the proposed income adjustment from the Malaysian Inland Revenue Board;
•Our expectation regarding the treatment of our unrecognized tax benefits in the next 12 months;
•Our belief that the expiration of any tax holidays will not have a material impact on our effective tax rate;
•Our expectations regarding our tax expense, cash taxes and effective tax rate;
•The impact on our business from the global minimum tax (GMT) and the Side-by-Side system introduced by the Organisation for Economic Co-operation and Development;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our Business and Macroeconomic Environment followed by the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  We then discuss our results of operations for fiscal 2026 compared to fiscal 2025, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources." Our liquidity and capital resources section generally discusses fiscal 2026 compared to fiscal 2025. For our discussion of fiscal 2025 results compared to fiscal 2024 for both our results of operations and our liquidity and capital resources sections, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on May 23, 2025 which is incorporated by reference herein.

Business and Macroeconomic Environment

During fiscal 2025, our overall business was weak as we navigated through a large inventory correction due to our customers holding excess levels of inventory. In March 2025, we implemented a business recovery plan which included restructuring actions to reduce our costs, resize our manufacturing operations and reduce our headcount. In fiscal 2026, we saw an improvement in our business due to increased demand after our customers reduced excess inventory levels. Net sales in all our product lines and all our geographies increased in fiscal 2026 compared to fiscal 2025. Consistent with our recovery plan, we reduced inventory in fiscal 2026 compared to fiscal 2025 and we are now in a significant revenue growth mode and we expect our inventory to continue to decline as we appropriately manage our manufacturing and foundry resources. However, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of a recession, and the effects of potential trade policies, including tariffs.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  We review these estimates and judgments on an ongoing basis.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Overall, our estimates of adjustments to contract price due to variable consideration under our contracts with distributor customers, based on our assumptions, have been materially consistent with our actual results. However, these estimates are subject to management’s judgment and actual provisions could be different from our estimates, resulting in future adjustments to our revenue and operating results. A 100-basis point increase in the blended price concession rate would have changed the measurement of our refund liability recorded within accrued liabilities by approximately $4.0 million as of March 31, 2026.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.  We record a charge to cost of sales to write down our inventory for estimated excess, obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. In determining whether there is a risk of excess or obsolete inventory, we evaluate projected demand over periods that align with demand forecasts used to develop manufacturing plans and inventory build decisions and write down inventory on hand that is in excess of estimated demand. Management reviews and adjusts the estimates as appropriate based on specific situations. For example, demand can be adjusted up for new products for which historic sales are not representative of future demand. Alternatively, demand can be adjusted down to the extent any existing products are being replaced or discontinued. A 1% variance in the estimated demand for our products would have changed the estimated net realizable value of our inventory by approximately $1.6 million as of March 31, 2026.

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

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for fiscal 2026 and fiscal 2025:

	Fiscal Year Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	42.3	43.9
Gross profit	57.7	56.1

Research and development	23.0	22.4
Selling, general and administrative	14.3	14.0
Amortization of acquired intangible assets	9.2	11.2
Special charges and other, net	0.8	1.8
Operating income	10.4%	6.7%

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

The following table summarizes our net sales for fiscal 2026 and fiscal 2025 (dollars in millions):

	Fiscal Year Ended March 31,
	2026	2025	Change
Net sales	$4,713.1	$4,401.6	7.1%

The increase in net sales in fiscal 2026 compared to fiscal 2025 was primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the changes in our reported net sales for fiscal 2026 compared to fiscal 2025 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
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

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the changes in our net sales in fiscal 2026 or fiscal 2025.

Net sales by product line for fiscal 2026 and fiscal 2025 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2026	%	2025	%
Mixed-signal Microcontrollers	$2,355.4	50.0	$2,249.7	51.1
Analog	1,329.0	28.2	1,157.0	26.3
Other	1,028.7	21.8	994.9	22.6
Total net sales	$4,713.1	100.0	$4,401.6	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 50.0% and 51.1% of our net sales in fiscal 2026 and fiscal 2025, respectively.

Net sales of our mixed-signal microcontroller products increased approximately 4.7% in fiscal 2026 compared to fiscal 2025. The increase in net sales was primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 28.2% and 26.3% of our net sales in fiscal 2026 and fiscal 2025, respectively.

Net sales from our analog product line increased approximately 14.9% in fiscal 2026 compared to fiscal 2025. The increase in net sales was primarily due to increased demand due to a portion of our customer base having reduced excess inventory levels as well as new customer design win activity entering production.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 21.8% and 22.6% of our net sales in fiscal 2026 and fiscal 2025, respectively.

Net sales related to these products and services increased approximately 3.4% in fiscal 2026 compared to fiscal 2025. The increase in net sales was primarily due to sales of certain of our intellectual property rights and also due to a portion of our customer base having worked through their previous high inventory balances and needing to purchase products at a higher level to support demand. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 47% and 45% of our net sales in fiscal 2026 and fiscal 2025, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 12% and 10% of our net sales in fiscal 2026 and in fiscal 2025, respectively, no other distributor or direct customer accounted for more than 10% of our net sales during these periods. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At March 31, 2026, our distributors maintained 26 days of inventory of our products compared to 33 days at March 31, 2025.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days. Inventory holding patterns at our distributors had a material adverse impact on our net sales in fiscal 2025 and the first half of 2026, as our distributors held relatively high levels of inventory and purchased fewer products from us.

Sales by Geography

Sales by geography for fiscal 2026 and fiscal 2025 were as follows (dollars in millions):

	Fiscal Year Ended March 31,
	2026	%	2025	%
Americas	$1,391.3	29.5	$1,325.7	30.2
Europe	968.9	20.6	878.1	19.9
Asia	2,352.9	49.9	2,197.8	49.9
Total net sales	$4,713.1	100.0	$4,401.6	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 75% of our total net sales in each of fiscal 2026 and fiscal 2025. Net sales increased in all geographies in fiscal 2026 compared to fiscal 2025 primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in fiscal 2026 was $2.72 billion, or 57.7% of net sales, compared to $2.47 billion, or 56.1% of net sales, in fiscal 2025.

The primary reasons for the increase in gross profit of $253.2 million in fiscal 2026 compared to fiscal 2025 were due to changes in product mix, higher licensing revenue and lower inventory reserves. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was an unfavorable impact of $27.8 million in fiscal 2026 compared to fiscal 2025. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $115.3 million in fiscal 2026, compared to fiscal 2025. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $32.7 million in fiscal 2026 compared to fiscal 2025.

Our overall inventory levels were $1.04 billion at March 31, 2026, compared to $1.29 billion at March 31, 2025. We maintained 185 days of inventory on our balance sheet at March 31, 2026 compared to 251 days of inventory at March 31, 2025. Our overall inventory level in dollars and days decreased as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 67% of our assembly requirements were performed in our internal assembly facilities during each of fiscal 2026 and fiscal 2025. During fiscal 2026, approximately 69% of our test requirements were performed in our internal facilities, compared to approximately 67% during fiscal 2025. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. During fiscal 2026, approximately 65% of our net sales came from products that were produced at outside wafer foundries, compared to approximately 64% during fiscal 2025. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for fiscal 2026 were $1.09 billion, or 23.0% of net sales, compared to $983.8 million, or 22.4% of net sales, for fiscal 2025. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $102.1 million, or 10.4%, for fiscal 2026 compared to fiscal 2025. The primary reasons for the increase in R&D expenses in fiscal 2026 compared to fiscal 2025 were higher employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2026 were $674.3 million, or 14.3% of net sales, compared to $617.7 million, or 14.0% of net sales, for fiscal 2025.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and FAEs who work to stimulate demand from sales offices worldwide by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $56.6 million, or 9.2%, for fiscal 2026 compared to fiscal 2025. The primary reasons for the increase in selling, general and administrative expenses were higher employee compensation costs, including higher share-based compensation partially offset by our restructuring efforts.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets in fiscal 2026 was $431.1 million compared to $490.9 million in fiscal 2025. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During fiscal 2026, we incurred special charges and other, net of $39.7 million primarily due to restructuring expenses, including $21.8 million related to the closure of our Tempe, Arizona wafer fabrication facility and $14.5 million related to contract exit costs. During fiscal 2025, we incurred special charges and other, net of $79.2 million primarily due to restructuring expenses, including $45.7 million related to contract exit costs and $27.1 million related to employee separation costs.

Other Income (Expense)

Interest income in fiscal 2026 was $11.4 million compared to $9.2 million in fiscal 2025.

Interest expense in fiscal 2026 was $221.3 million compared to $259.2 million in fiscal 2025. The primary reasons for the decrease in interest expense in fiscal 2026 compared to fiscal 2025 were lower debt balances and lower interest rates.

Other loss, net, in fiscal 2026 was $6.7 million compared to other loss, net of $5.7 million in fiscal 2025. The primary reason for the change in other loss during fiscal 2026 compared to fiscal 2025 relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate for the fiscal year ended March 31, 2026, decreased over the same period last year as a result of changes in the amount of pre-tax income earned, R&D credits, and the effects of foreign operations.

Our effective tax rate in fiscal 2026 includes a $55.6 million tax benefit received from current year generated R&D credits, which reduced our effective tax rate by 20.3%; an $83.0 million tax benefit for the notional interest deduction, which reduced our effective tax rate by 30.4%; and a $119.6 million tax expense for the effects of foreign operations, which increased our effective tax rate by 43.7%.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $480.2 million based on the exchange rate as of March 31, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 18 months.

We firmly believe that the IRB assessment is without merit and we plan to pursue all available administrative and judicial remedies necessary to resolve the matter. We intend to vigorously defend our position, and we are confident in our ability to prevail on the merits. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRB were to prevail on its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. While the U.S. has not adopted GMT, several countries where we operate have enacted related legislation, and others are expected to follow. In January 2026, the Organisation for Economic Co-operation and Development published a side-by-side system, which excludes U.S. multi-national entities from certain aspects of the GMT. We will continue to monitor developments around this guidance. The impact of the GMT for the fiscal year ended March 31, 2026 was not material to our financial results.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes have been recognized in the period ending March 31, 2026. The impact of OBBBA for the fiscal year ended March 31, 2026 was not material to our financial results. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations.

Liquidity and Capital Resources

We had $240.3 million in cash and cash equivalents at March 31, 2026, a decrease of $531.4 million from the March 31, 2025 balance.

Operating Activities

Net cash provided by operating activities was $962.1 million in fiscal 2026 primarily due to net income of $230.0 million, adjusted for non-cash and non-operating charges of $899.8 million and net cash outflows of $167.7 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in fiscal 2026 include an increase in trade accounts receivable driven primarily by higher revenue and timing of shipments and collections, a decrease in income tax payable due to tax payments and settlements, a decrease in accrued liabilities and other long-term liabilities primarily due to cash refunded to our customers under certain LTSAs, offset by a decrease in inventories as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Net cash provided by operating activities was $898.1 million in fiscal 2025 primarily due to net loss of $0.5 million, adjusted for non-cash and non-operating charges of $798.5 million and net cash inflows of $100.1 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $195.5 million for fiscal 2026 compared to $287.8 million for fiscal 2025. In fiscal 2026 and fiscal 2025, investing cash flows primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures were $91.1 million and $126.0 million in fiscal 2026 and fiscal 2025, respectively. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. Consistent with the slowing macroeconomic environment in fiscal 2025, we paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2027. Our investments in equipment and facilities during the next 12 months are expected to be approximately $100.0 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Financing Activities

Net cash used in financing activities was $1.30 billion for fiscal 2026 compared to $158.3 million for fiscal 2025. Significant transactions affecting our net financing cash flows included:
•in fiscal 2026, $1.20 billion of cash used to paydown our 4.25% 2025 Notes and $173.7 million of net proceeds generated from our Commercial Paper program, and $900.0 million of proceeds generated from the issuance of our 2026 Senior Convertible Debt, and
•in fiscal 2025, $1.45 billion of net proceeds from the issuances of our Series A Preferred Stock, and
•in fiscal 2025, $516.5 million of net cash used to pay down certain principal of our debt including settlement of our 2020 Convertible Debt, settlement of our 2025 Term Loan Facility, purchase of our capped call options, and the repayment of our 0.983% 2024 Notes partially funded by proceeds from the issuances of our 4.900% 2028 Senior Notes, our 5.050% 2030 Senior Notes, our 2024 Senior Convertible Debt and our Commercial Paper, and
•in fiscal 2026 and fiscal 2025, we paid cash dividends to our common stockholders of $984.0 million and $975.7 million, respectively, and
•in fiscal 2026, we paid cash dividends to our preferred stockholders of $108.5 million, and
•in fiscal 2025, we repurchased shares of our common stock for $96.5 million.

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

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. As of March 31, 2026, the principal amount of our outstanding indebtedness was $5.54 billion. We had no outstanding borrowings under the Revolving Credit Facility at March 31, 2026 and at March 31, 2025. At March 31, 2026, we had $349.0 million outstanding principal amount of Commercial Paper compared to $175.0 million at March 31, 2025.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization fiscal 2026. In fiscal 2025, we repurchased approximately 1.0 million shares of our common stock for $90.0 million under this authorization. As of March 31, 2026, approximately $1.56 billion remained available for repurchases under the program. As of March 31, 2026, we held approximately 36.3 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments on our common stock have totaled approximately $8.61 billion. A quarterly dividend of $0.455 per share of common stock was declared on May 7, 2026 and will be paid on June 5, 2026 to stockholders of record as of May 22, 2026. We expect the aggregate cash dividend on our common stock for the June 2026 quarter to be approximately $246.9 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. To date, our cumulative dividend payments on our Series A Preferred Stock have totaled approximately $108.5 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on May 7, 2026 and will be paid on June 15, 2026 to the holders of Series A Preferred Stock of record as of June 1, 2026.

We believe that our existing sources of liquidity combined with cash generated from operations, borrowings under our Revolving Credit Facility and proceeds from issuance of our Commercial Paper will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Our long-term liquidity requirements primarily arise from working capital requirements, interest and principal repayments related to our outstanding indebtedness, capital expenditures, cash dividends, share repurchases, and income tax payments. For additional information regarding our cash requirements see "Note 11. Commitments and Contingencies", "Note 10. Leases", "Note 6. Debt" and "Note 12. Income Taxes" to our consolidated financial statements. The semiconductor industry is capital intensive and in order to remain competitive, we must constantly evaluate the need to make significant investments in capital equipment for both production and research and development and to expand our existing facilities or potentially construct new facilities.  We may increase our borrowings under our Revolving Credit Facility or our Commercial Paper program or seek additional equity or debt financing from time to time to refinance our existing debt, maintain or expand our wafer fabrication and product assembly and test facilities, for cash dividends, for share repurchases or for acquisitions or other purposes.  In addition, the holders of our 2024 Senior Convertible Debt can require us to repurchase such debt on June 1, 2027 if the price per share of our common stock is less than the conversion price of such debt on the applicable measurement date. Our intention is to finance any required repurchase of the 2024 Senior Convertible Debt by using availability under our Revolving Credit Facility, our Commercial Paper program or other debt or equity financing. The timing and amount of any such financing requirements will depend on a number of factors, including the maturity dates of our existing debt, our level of dividend payments on our common stock and Series A Preferred Stock, changes in tax laws and regulations regarding the repatriation of offshore cash, demand for our products, changes in industry conditions, product mix, competitive factors and our ability to identify suitable acquisition candidates.  We plan to refinance our existing notes as they mature and we may from time to time seek to refinance certain of our other outstanding debt or Convertible Debt through issuances of new notes or convertible debt, term loans, Commercial Paper, tender offers, exchange transactions or open market repurchases. Such issuances, tender offers or exchanges or purchases, if any, will depend on prevailing market conditions, our ability to negotiate acceptable terms, our liquidity position and other factors. There can be no assurance that any financing will be available on acceptable terms due to uncertainties resulting from economic uncertainty, geopolitical conditions or military conflicts, tariffs, high interest rates, high inflation, instability in the banking sector, public health concerns, or other factors, and any additional equity financing or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

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

	March 31,
	2026	2025
Current assets, excluding intercompany	$243.3	$671.8
Intercompany receivables from Non-Guarantors	3,579.0	3,527.3
Goodwill and intangible assets	4,595.3	4,586.8
Non-current assets, excluding intercompany	1,127.6	1,213.6
Non-current intercompany receivables from Non-Guarantors	179.8	181.6
Total assets	$9,725.0	$10,181.1

	March 31,
	2026	2025
Current liabilities, excluding intercompany	$240.9	$314.9
Intercompany payables due to Non-Guarantors	6,583.8	6,095.1
Long-term debt	5,496.4	5,630.4
Non-current liabilities, excluding intercompany	919.6	959.6
Non-current intercompany payables due to Non-Guarantors	2,113.0	2,116.2
Total liabilities	$15,353.7	$15,116.2

	Fiscal Year Ended March 31,
	2026	2025
Revenue, excluding intercompany	$1,431.0	$1,365.3
Revenue from Non-Guarantors	250.3	400.2
Total revenue	$1,681.3	$1,765.5
Gross profit, excluding intercompany	1,070.8	971.0
Gross loss from Non-Guarantors	(415.3)	(378.9)
Total gross profit	$655.5	$592.1
Operating income, excluding intercompany	582.3	483.0
Operating loss from Non-Guarantors	(415.3)	(378.9)
Total operating income	$167.0	$104.1
Net income, excluding intercompany	348.9	210.8
Net loss from Non-Guarantors	(429.2)	(402.8)
Total net loss	$(80.3)	$(192.0)

Recently Issued Accounting Pronouncements

Refer to "Note 1. Significant Accounting Policies" to our consolidated financial statements regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, our current and long-term debt totaled $5.54 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months by issuing new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. If we refinance our fixed rate debt with variable rate debt, changes in interest rates will have a more significant impact on our interest expense. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Management assessed our internal control over financial reporting as of March 31, 2026, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment is supported by testing and monitoring performed by our finance organization.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting as of March 31, 2026, which is included on page F-3.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

On March 12, 2026, J. Eric Bjornholt, our Senior Corporate VP and CFO, adopted a new Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 39,411 shares of our common stock acquired by Mr. Bjornholt pursuant to Restricted Stock Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and to comply with our policies regarding such plans. The first shares are scheduled to be sold on August 25, 2026, as permitted under the trading arrangement, and subsequent sales under the plan may occur on a regular basis for the duration of the trading arrangement until May 23, 2028.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on the members of our Board of Directors is incorporated herein by reference to our proxy statement for our 2026 annual meeting of stockholders under the captions "The Board of Directors," and "Proposal One – Election of Directors."

Information on the composition of our audit committee and the members of our audit committee, including information on our audit committee financial experts, is incorporated by reference to our proxy statement for our 2026 annual meeting of stockholders under the caption "The Board of Directors – Committees of the Board of Directors – Audit Committee."

Information on our executive officers is provided in Item 1, Part I of this Form 10-K under the caption "Information About Our Executive Officers" at page 13, above.

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our proxy statement for our 2026 annual meeting of stockholders under the caption "Delinquent Section 16(a) Reports."

Information with respect to our code of ethics that applies to our directors, executive officers (including our principal executive officer and our principal financial and accounting officer) and employees is incorporated by reference to our proxy statement for our 2026 annual meeting of stockholders under the caption "Code of Business Conduct and Ethics."  A copy of our Code of Business Conduct and Ethics is available on our website at the Investor Relations section under Mission Statement/Corporate Governance on www.microchip.com.

Information regarding material changes, if any, to procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to our proxy statement for the 2026 annual meeting of stockholders under the caption "Requirements, Including Deadlines, for Receipt of Stockholder Proposals for the 2027 Annual Meeting of Stockholders; Discretionary Authority to Vote on Stockholder Proposals."

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

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in our proxy statement for our 2026 annual meeting of stockholders.

Information with respect to director compensation is incorporated herein by reference to the information under the caption "The Board of Directors – Director Compensation" in our proxy statement for our 2026 annual meeting of stockholders.

Information with respect to compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference to the information under the caption "The Board of Directors – Compensation Committee Interlocks and Insider Participation" in our proxy statement for our 2026 annual meeting of stockholders.

Our Board compensation committee report on executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation – Compensation Committee Report on Executive Compensation" in our proxy statement for our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information under the caption "Executive Compensation – Equity Compensation Plan Information" in our proxy statement for our 2026 annual meeting of stockholders.

Information with respect to security ownership of certain beneficial owners, members of our Board of Directors and management is incorporated herein by reference to the information under the caption "Security Ownership of Principal Stockholders, Directors and Executive Officers" in our proxy statement for our 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the caption "Certain Transactions" contained in our proxy statement for our 2026 annual meeting of stockholders.

The information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of our directors is incorporated by reference to the information under the caption "Meetings of the Board of Directors" contained in our proxy statement for our 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to principal accountant fees and services as well as related pre-approval policies is incorporated by reference to the information under the caption "Independent Registered Public Accounting Firm" contained in our proxy statement for our 2026 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this Form 10-K:

Page
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of March 31, 2026 and 2025	F-4
	Consolidated Statements of Operations for each of the three years in the period ended March 31, 2026	F-5
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended March 31, 2026	F-6
	Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2026	F-7
	Consolidated Statements of Changes in Equity for each of the three years in the period ended March 31, 2026	F-9
	Notes to Consolidated Financial Statements	F-10
(2)	Financial Statement Schedules	None
(3)	The Exhibits filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibit Index, which is incorporated herein by this reference.
(b)         See Item 15(a)(3) above.
(c)         See "Index to Financial Statements" included under Item 8 to this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective March 25, 2025	8-K	000-21184	3.1	March 25, 2025

4.1	Indenture dated as of February 15, 2017 between Microchip Technology Incorporated and Wells Fargo Bank, National Association (including Form of Global 1.625% Convertible Senior Subordinated Note due 2027)	8-K	000-21184	4.1	February 15, 2017

4.2	Description of Registered Securities	10-K	001-42569	4.2	May 23, 2025

4.3	Indenture dated February 29, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	S-3ASR	333-277512	4.1	February 29, 2024

4.4	First Supplemental Indenture, dated as of March 7, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	March 7, 2024

4.5	Form of Global Note for the 5.050% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	March 7, 2024

4.6	Indenture, dated as of May 31, 2024, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	May 31, 2024

4.7	Form of 0.75% Convertible Senior Notes due 2030 (included in Exhibit 4.1)	8-K	000-21184	4.2	May 31, 2024

4.8	Second Supplemental Indenture, dated as of December 16, 2024, among Microchip Technology Incorporated, the subsidiary guarantors named therein and Computershare Trust Company, National Association, as trustee	8-K	000-21184	4.1	December 16, 2024

4.9	Form of Global Note for the 4.900% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	000-21184	4.2	December 16, 2024

4.10	Form of Global Note for the 5.050% Senior Notes due 2030 (included as Exhibit B to Exhibit 4.1)	8-K	000-21184	4.3	December 16, 2024

4.11	Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1)	8-K	000-21184	4.1	March 25, 2025

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.12	Deposit Agreement, dated as of March 25, 2025, among Microchip Technology Incorporated and Equiniti Trust Company, LLC, acting as Depositary, and the holders from time to time of the depositary receipts described therein	8-K	000-21184	4.2	March 25, 2025

4.13	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.2)	8-K	000-21184	4.3	March 25, 2025

4.14	Indenture, dated as of February 11, 2026, by and between Microchip Technology Incorporated and Computershare Trust Company, National Association, as trustee	8-K	001-42569	4.1	February 11, 2026

4.15	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.1)	8-K	001-42569	4.2	February 11, 2026

10.1	Form of Capped Call Transaction Confirmation for the 0.75% Convertible Senior Notes due 2030	8-K	000-21184	10.1	May 31, 2024

10.2	Form of Capped Call Transaction Confirmation for the 7.50% Series A Mandatory Convertible Preferred Stock	8-K	000-21184	10.1	March 25, 2025

10.3	Form of Capped Call Transaction Confirmation for the 0% Convertible Senior Notes due 2030	8-K	001-42569	10.1	February 11, 2026

10.4	Second Amended and Restated Credit Agreement, dated as of March 25, 2025, by and among Microchip Technology Incorporated, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-21184	10.1	March 25, 2025

10.5	Form of Dealer Agreement between Microchip Technology Incorporated, as issuer, and the applicable Dealer party thereto	8-K	000-21184	10.1	September 15, 2023

10.6	Form of Indemnification Agreement between Registrant and its directors and certain of its officers	10-K	000-21184	10.4	May 20, 2022

10.7*	Management Incentive Compensation Plan (as amended through February 26, 2021)	8-K	000-21184	10.1	March 2, 2021

10.8*	Microchip Technology Incorporated Supplemental Retirement Plan	S-8	333-101696	4.1.1	December 6, 2002

10.9*	Amendments to Supplemental Retirement Plan	10-Q	000-21184	10.1	February 9, 2006

10.10*	Amended and Restated Adoption Agreement for the Microchip Technology Incorporated Supplemental Retirement Plan dated January 1, 2024	10-K	000-21184	10.9	May 23, 2024

10.11*	Retirement Agreement and Release, dated as of November 22, 2024, by and between Microchip Technology Incorporated and Ganesh Moorthy	10-Q	000-21184	10.2	February 6, 2025

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.12*	2001 Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.1	August 23, 2023

10.13*	1994 International Employee Stock Purchase Plan, as amended and restated through August 22, 2023	8-K	000-21184	10.2	August 23, 2023

10.14*	2004 Equity Incentive Plan, as amended and restated August 20, 2024					X

10.15*	Form of RSU Grant Notice and Global RSU Agreement V-4004	10-K	000-21184	10.17	May 30, 2019

10.16*	Form of CEO RSU Grant and RSU Agreement	10-K	000-21184	10.19	May 30, 2019

10.17*	Form of Notice of Grant of RSU Agreement	10-K	000-21184	10.20	May 30, 2019

10.18*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-K	000-21184	10.18	May 20, 2022

10.19*	Form of Notice of Grant of Restricted Stock Units for 2004 Equity Incentive Plan	10-K	000-21184	10.19	May 20, 2022

10.20*	Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	November 3, 2022

10.21*	Amended and Restated Form of Notice of Grant of Restricted Stock Units (Performance) for 2004 Equity Incentive Plan (including Exhibit A Performance Matrix)	10-Q	000-21184	10.1	February 2, 2023

10.22*	Form of Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)	10-K	000-21184	10.11	May 25, 2023

10.23*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Updated Ops Matrix)	10-K	000-21184	10.12	May 25, 2023

10.24*	Form of Notice of Grant of Restricted Stock Units (PSU, 8 Quarters, Ops Matrix)	10-K	001-42569	10.29	May 23, 2025

10.25*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Ops Matrix)	10-K	001-42569	10.30	May 23, 2025

10.26*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Ops Matrix for Q1FY26 and Q2FY26)					X

10.27*	Form of Notice of Grant of Restricted Stock Units (PSU, 12 Quarters, Ops Matrix for Q3FY26 and Q4FY26)					X

10.28*	Change of Control Severance Agreement	10-K	000-21184	10.27	May 23, 2024

19.1	Insider Trading Policy					X

19.2	Requirements for 10b5-1 Trading Plans	10-K	000-21184	19.2	May 23, 2024

21.1	Subsidiaries of Registrant					X

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-Q	000-21184	22.1	February 6, 2025

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy	10-K	000-21184	97.1	May 23, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED
(Registrant)

May 21, 2026	By: /s/ Steve Sanghi
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
IN WITNESS WHEREOF, each of the undersigned has executed the foregoing power of attorney on this 21st day of May, 2026.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Steve Sanghi	Chief Executive Officer and President	May 21, 2026
Steve Sanghi	(Principal Executive Officer)

/s/ Ellen L. Barker	Director	May 21, 2026
Ellen L. Barker

/s/ Rick Cassidy	Director	May 21, 2026
Rick Cassidy

/s/ Matthew W. Chapman	Director	May 21, 2026
Matthew W. Chapman

/s/ Victor Peng	Director	May 21, 2026
Victor Peng

/s/ Karen M. Rapp	Director	May 21, 2026
Karen M. Rapp

/s/ J. Eric Bjornholt	Senior Corporate VP and CFO	May 21, 2026
J. Eric Bjornholt	(Principal Financial and Accounting Officer)

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (b) and (c)

_________________________________

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS

_________________________________

YEAR ENDED MARCH 31, 2026

MICROCHIP TECHNOLOGY INCORPORATED
AND SUBSIDIARIES

CHANDLER, ARIZONA

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Microchip Technology Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microchip Technology Incorporated and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

Unrecognized tax benefits

Description of the Matter	As more fully described in Note 12 to the consolidated financial statements, the Company operates in a number of tax jurisdictions and certain of its income tax returns are being examined by local tax authorities that have disputed tax positions taken on their local returns. Because the matters disputed by authorities can be complex and subject to interpretation, their ultimate outcome is uncertain. The Company uses significant judgment in (1) determining whether a tax position, based on its technical merits, is more-likely-than-not to be sustained upon examination and (2) measuring the amount of tax benefit that qualifies for recognition.

Auditing the recognition and measurement of unrecognized tax benefits for certain positions that are currently being disputed by local tax authorities was challenging and required a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals, because interpreting and applying tax laws can be complex.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for unrecognized tax benefits. This included testing controls over management’s review of the technical merits of the tax positions, including the process to evaluate whether there is new information relevant to tax positions that are being disputed by local tax authorities.

Our audit procedures included, among others, evaluating the judgments the Company made to evaluate information relevant to the certain tax positions and related unrecognized tax benefit. We involved our tax professionals, including local professionals located in relevant jurisdictions, who used their knowledge and experience to assess the technical merits of the tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated the adequacy of the Company’s disclosures included in Note 12 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona
May 21, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Microchip Technology Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Microchip Technology Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Microchip Technology Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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
May 21, 2026

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

ASSETS
	March 31,
	2026	2025
Cash and cash equivalents	$240.3	$771.7
Accounts receivable, net	894.7	689.7
Inventories	1,035.4	1,293.5
Other current assets	207.2	236.4
Total current assets	2,377.6	2,991.3
Property, plant and equipment, net	1,106.7	1,183.7
Goodwill	6,695.5	6,684.8
Intangible assets, net	2,033.4	2,389.0
Long-term deferred tax assets	1,792.5	1,728.1
Other assets	364.4	397.7
Total assets	$14,370.1	$15,374.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$205.6	$160.6
Accrued liabilities	930.7	994.5
Total current liabilities	1,136.3	1,155.1
Long-term debt	5,496.4	5,630.4
Long-term income tax payable	570.9	633.4
Long-term deferred tax liability	25.1	33.8
Other long-term liabilities	709.0	843.6
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at March 31, 2026 and March 31, 2025, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,423,967 shares issued and 542,079,011 shares outstanding at March 31, 2026; 577,996,915 shares issued and 538,704,604 shares outstanding at March 31, 2025	0.6	0.6
Additional paid-in capital	4,071.5	3,909.9
Common stock held in treasury: 36,344,956 shares at March 31, 2026; 39,292,311 shares at March 31, 2025	(2,551.4)	(2,611.6)
Accumulated other comprehensive loss	(4.2)	(1.7)
Retained earnings	4,915.9	5,781.1
Total stockholders' equity	6,432.4	7,078.3
Total liabilities and stockholders' equity	$14,370.1	$15,374.6

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net sales	$4,713.1	$4,401.6	$7,634.4
Cost of sales	1,992.0	1,933.7	2,638.7
Gross profit	2,721.1	2,467.9	4,995.7

Research and development	1,085.9	983.8	1,097.4
Selling, general and administrative	674.3	617.7	734.2
Amortization of acquired intangible assets	431.1	490.9	605.4
Special charges (income) and other, net	39.7	79.2	(12.3)
Operating expenses	2,231.0	2,171.6	2,424.7

Operating income	490.1	296.3	2,571.0

Interest income	11.4	9.2	7.6
Interest expense	(221.3)	(259.2)	(198.3)
Loss on settlement of debt	—	(1.7)	(12.2)
Other loss, net	(6.7)	(5.7)	(2.2)
Income before income taxes	273.5	38.9	2,365.9
Income tax provision	43.5	39.4	459.0
Net income (loss)	230.0	(0.5)	1,906.9
Dividends on Series A Preferred Stock	(111.2)	(2.2)	—
Net income (loss) attributable to common stockholders	$118.8	$(2.7)	$1,906.9

Basic net income (loss) per common share	$0.22	$(0.01)	$3.52
Diluted net income (loss) per common share	$0.22	$(0.01)	$3.48
Dividends declared per common share	$1.820	$1.816	$1.682
Basic common shares outstanding	540.4	537.3	542.0
Diluted common shares outstanding	545.2	537.3	548.0

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income (loss)	$230.0	$(0.5)	$1,906.9
Components of other comprehensive (loss) income:
Actuarial (losses) gains related to defined benefit pension plans, net of tax effect	(2.5)	1.8	0.6
Other comprehensive (loss) income, net of tax effect	(2.5)	1.8	0.6
Comprehensive income	$227.5	$1.3	$1,907.5

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$230.0	$(0.5)	$1,906.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689.3	750.1	879.5
Deferred income taxes	(64.6)	(143.3)	(27.2)
Share-based compensation expense related to equity incentive plans	255.4	180.4	177.5
Loss on settlement of debt	—	1.7	12.2
Amortization of debt discount	27.2	64.8	37.5
Amortization of debt issuance costs	5.9	7.8	7.3
Impairment of intangible assets	4.1	—	1.8
Other	(17.5)	(63.0)	(26.1)
Changes in operating assets and liabilities, excluding impact of acquisitions:
(Increase) decrease in accounts receivable	(204.5)	454.0	161.6
Decrease in inventories	264.3	31.6	12.8
Increase (decrease) in accounts payable and accrued liabilities	26.0	(345.6)	(148.4)
Change in other assets and liabilities	(105.8)	(38.1)	(64.2)
Change in income tax payable	(147.7)	(1.8)	(38.5)
Net cash provided by operating activities	962.1	898.1	2,892.7
Cash flows from investing activities:
Other investing	1.3	2.4	0.4
Proceeds from capital-related government incentives	5.1	0.4	6.0
Investments in other assets	(110.8)	(164.6)	(113.4)
Capital expenditures	(91.1)	(126.0)	(285.1)
Net cash used in investing activities	(195.5)	(287.8)	(392.1)
Cash flows from financing activities:
Proceeds from borrowings on Revolving Credit Facility	—	68.0	6,271.0
Repayments of Revolving Credit Facility	—	(68.0)	(6,371.0)
Proceeds from borrowings on 2025 Term Loan Facility	—	—	750.0
Repayments of 2025 Term Loan Facility	—	(750.0)	—
Proceeds from issuance of Commercial Paper	6,416.3	13,937.5	9,039.1
Repayments of Commercial Paper	(6,242.6)	(15,113.9)	(7,688.7)
Proceeds from issuance of senior notes	—	1,992.2	994.7
Repayment of senior notes	(1,200.0)	(1,000.0)	(3,400.0)
Proceeds from issuance of convertible debt	900.0	1,250.0	—
Payments on settlement of convertible debt	—	(672.2)	(132.8)
Issuance of Series A Preferred Stock	—	1,449.5	—
Deferred financing costs	(16.6)	(19.7)	(3.0)
Purchase of capped call options	(68.0)	(160.1)	—
Proceeds from sale of common stock	61.7	65.4	82.1
Tax payments related to shares withheld for vested RSUs	(51.4)	(57.6)	(61.1)
Repurchase of common stock	—	(96.5)	(982.1)
Payment of cash dividends on Series A Preferred Stock	(108.5)	—	—
Payment of cash dividends on common stock	(984.0)	(975.7)	(911.5)
Capital lease payments	(1.6)	(1.6)	(1.6)
Other Financing	(3.3)	(5.6)	—
Net cash used in financing activities	(1,298.0)	(158.3)	(2,414.9)
Net (decrease) increase in cash and cash equivalents	(531.4)	452.0	85.7
Cash and cash equivalents, at beginning of period	771.7	319.7	234.0

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash and cash equivalents, at end of period	$240.3	$771.7	$319.7

Supplemental disclosure of cash flow information:
Non-cash activities:
ROU assets obtained in exchange of lease liabilities	$28.9	$10.2	$28.0
Cash paid for:
Interest	$211.1	$236.2	$191.2
Income taxes(1):		$175.2	$517.1
U.S. federal	$166.4
U.S. state and local	$3.4
Foreign:
Germany	$15.1
Malta	$13.3
Other foreign jurisdictions	$46.3
Operating lease payments in operating cash flows	$42.3	$40.0	$39.0

(1) The Company adopted ASU 2023-09 on a prospective basis. As such, cash paid for income taxes for the years ended March 31, 2025 and March 31, 2024 were not adjusted to reflect current year presentation.

See accompanying notes to consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2023	$—	$0.5	$2,413.3	$(1,660.2)	$(4.1)	$5,764.1	$6,513.6
Net income	—	—	—	—	—	1,906.9	1,906.9
Other comprehensive income	—	—	—	—	0.6	—	0.6
Proceeds from sales of common stock through employee equity incentive plans	—	—	82.1	—	—	—	82.1
RSU withholdings	—	—	(61.1)	—	—	—	(61.1)
Treasury stock used for new issuances	—	—	(67.5)	67.5	—	—	—
Repurchase of common stock	—	—	—	(988.9)	—	—	(988.9)
Settlement of convertible debt	—	—	(65.3)	—	—	—	(65.3)
Share-based compensation	—	—	181.4	—	—	—	181.4
Dividends on common stock	—	—	—	—	—	(911.5)	(911.5)
Balance at March 31, 2024	—	0.5	2,482.9	(2,581.6)	(3.5)	6,759.5	6,657.8
Net (loss)	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive income	—	—	—	—	1.8	—	1.8
Issuance of Series A Preferred Stock	—	—	1,449.5	—	—	—	1,449.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	65.4	—	—	—	65.4
RSU withholdings	—	—	(57.6)	—	—	—	(57.6)
Treasury stock used for new issuances	—	0.1	(59.7)	59.6	—	—	—
Repurchase of common stock	—	—	—	(89.6)	—	—	(89.6)
Purchase of capped call options	—	—	(160.1)	—	—	—	(160.1)
Share-based compensation	—	—	189.5	—	—	—	189.5
Dividends on Series A Preferred Stock	—	—	—	—	—	(2.2)	(2.2)
Dividends on common stock	—	—	—	—	—	(975.7)	(975.7)
Balance at March 31, 2025	—	0.6	3,909.9	(2,611.6)	(1.7)	5,781.1	7,078.3
Net income	—	—	—	—	—	230.0	230.0
Other comprehensive loss	—	—	—	—	(2.5)	—	(2.5)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	61.7	—	—	—	61.7
RSU withholdings	—	—	(51.4)	—	—	—	(51.4)
Treasury stock used for new issuances	—	—	(60.2)	60.2	—	—	—
Purchase of capped call options	—	—	(68.0)	—	—	—	(68.0)
Share-based compensation	—	—	260.4	—	—	—	260.4
Dividends on Series A Preferred Stock	—	—	—	—	—	(111.2)	(111.2)
Dividends on common stock	—	—	—	—	—	(984.0)	(984.0)
Balance at March 31, 2026	$—	$0.6	$4,071.5	$(2,551.4)	$(4.2)	$4,915.9	$6,432.4
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

Various taxing authorities in the U.S. and other countries in which the Company does business may scrutinize the tax structures employed by businesses.  Companies of a similar size and complexity as the Company are regularly audited by the taxing authorities in the jurisdictions in which they conduct significant operations.  During the fiscal year ended March 31, 2026, various jurisdictions finalized their audits for certain periods. The close of these audits did not have a material adverse impact on the financial statements. The Company is currently being audited by the tax authorities in the United States and various foreign jurisdictions. At this time, the Company does not know what the outcome of these audits will be. The Company records benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained based on their technical merits under currently enacted law. If this threshold is not met, no tax benefit of the uncertain tax position is recognized. If the threshold is met, the Company recognizes the largest amount of the tax benefit that is more than 50% likely to be realized upon ultimate settlement.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives, which range from 10 to 30 years for buildings and building improvements and 5 to 7 years for machinery and equipment.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  The Company evaluates the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired.  Asset impairment evaluations are, by nature, highly subjective.

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

The Company accounts for its Convertible Debt as a single liability with no separate accounting for embedded conversion features that do not require bifurcation. The Company accounts for privately negotiated settlements of its Convertible Debt as induced conversions, resulting in an inducement loss measured as the difference between the fair value of the consideration transferred and the fair value of the original terms of the instrument on the acceptance date. The remaining consideration transferred, after reducing the carrying amount of the Convertible Debt, is recorded as a reduction to additional paid-in-capital on the Company’s consolidated balance sheets. Prior to conversion of its Convertible Debt, the Company includes, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion.

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

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company engages primarily in the development, manufacture and sale of semiconductor products as well as technology licensing. As a result, the Company concluded there are two reporting units, semiconductor products and technology licensing. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2026, the Company has never recorded a goodwill impairment charge. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.

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

Government Incentives

The Company receives government incentives for qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the grants. Government grants, including non-income tax incentives, are recognized when there is reasonable assurance that the grant will be received and the Company will comply with the conditions specified in the grant agreement. The Company records capital-related grants as a reduction to property, plant and equipment within the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the corresponding asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of income as the expenditure for which the grant is intended to compensate. As of March 31, 2026, the Company recorded $52.2 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $1.6 million within other assets and $38.6 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. As of March 31, 2025, the Company recorded $46.4 million of capital-related grants as a reduction to property, plant and equipment with a corresponding offset of $3.4 million within other assets and $36.0 million as a reduction to income taxes payable within accrued liabilities on the consolidated balance sheets. The Company recognized an immaterial benefit to operating income for operating grants and the reduction of depreciation expense for capital-related grants in each of fiscal 2026, fiscal 2025, and fiscal 2024.

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

Series A Preferred Stock

The Company accounts for its Series A Preferred Stock as permanent equity carried at its par value. The Company computes net income attributable to common stockholders by reducing net income by the dividends on Series A Preferred Stock accumulated during the period. Prior to the conversion of its Series A Preferred Stock, the Company includes, in the diluted net income per common share calculation, the effect of the conversion of the outstanding Series A Preferred Stock into the Company's common stock at the applicable conversion rate using the if-converted method when the effect of including these securities is not anti-dilutive.

Concentrations of Credit Risk

The Company is subject to counterparty risks from financial institutions and customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in excess of federally insured limits and accounts receivables. The Company manages credit risk exposure for cash deposits by limiting counterparties to high-grade financial institutions. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas.  The Company sells its products primarily to OEMs and distributors in the Americas, Europe and Asia.  The Company performs ongoing credit evaluations of its customers' financial condition and, as deemed necessary, may require collateral, primarily letters of credit. With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 14% of the accounts receivable balance as of March 31, 2026, no other customer accounted for more than 10% of the accounts receivable balance as of March 31, 2026 or March 31, 2025.

Distributor advances in the consolidated balance sheets, totaled $135.3 million and $234.4 million at March 31, 2026 and March 31, 2025, respectively.  On sales to distributors, the Company's payment terms generally require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost.  The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the products from the Company and such reductions are often significant.  It is the Company's practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.  This practice has an adverse impact on the working capital of the Company's distributors.  As such, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributors' working capital requirements.  The Company provides these advances based on a negotiated percentage of the amount of inventory held by the distributor. Such advances have no impact on revenue recognition or the Company's consolidated statements of income.  The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.  The agreements governing these advances can be canceled by the Company at any time and, upon cancellation, the amounts are due to the Company.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events after March 31, 2026, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures,

which modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted this standard in fiscal 2026 with prospective application. See "Note 12. Income Taxes" for further information.

Recently Issued Accounting Pronouncements Pending Adoption

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

Note 2. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Mixed-signal Microcontrollers	$2,355.4	$2,249.7	$4,272.4
Analog	1,329.0	1,157.0	2,016.4
Other	1,028.7	994.9	1,345.6
Total net sales	$4,713.1	$4,401.6	$7,634.4

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Distributors	$2,209.6	$1,970.0	$3,620.8
Direct customers	2,339.7	2,300.5	3,910.3
Licensees	163.8	131.1	103.3
Total net sales	$4,713.1	$4,401.6	$7,634.4

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

The consideration received from customers is fixed, with the exception of consideration from certain distributors and customers under LTSAs. Certain of the Company's distributors are granted price concessions and return rights, which result in variable consideration. The amount of revenue recognized for sales to these certain distributors is adjusted for estimates of the price concessions and return rights that are expected to be claimed. These estimates are based on the recent history of price concessions and stock rotations, which are recorded as sales related reserves and refund liabilities within accrued liabilities on the Company's consolidated balance sheets.

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of March 31, 2026, the Company had approximately $461.2 million of deferred revenue, of which $179.2 million is included within accrued liabilities and the remaining $282.0 million is included within other long-term liabilities on the Company's consolidated balance sheet. As of March 31, 2025, the Company had approximately $597.9 million of deferred revenue, of which $213.4 million is included within accrued liabilities and the remaining $384.5 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $188.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the fiscal year ended March 31, 2026. Approximately $217.2 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2024 was recognized as revenue during the fiscal year ended March 31, 2025.

Of the $461.2 million of deferred revenue as of March 31, 2026, $365.7 million is cash collected from customers under LTSAs, of which $106.2 million is included within accrued liabilities and $259.5 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. The recognition of these amounts as net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $95.5 million of deferred revenue as of March 31, 2026 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $95.5 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Fiscal Year Ended March 31, 2026
	Semiconductor products	Technology licensing	Total
Net sales	$4,549.3	$163.8	$4,713.1
Cost of sales	1,992.0	—	1,992.0
Gross profit	$2,557.3	$163.8	$2,721.1

	Fiscal Year Ended March 31, 2025
	Semiconductor products	Technology licensing	Total
Net sales	$4,270.5	$131.1	$4,401.6
Cost of sales	1,933.7	—	1,933.7
Gross profit	$2,336.8	$131.1	$2,467.9

	Fiscal Year Ended March 31, 2024
	Semiconductor products	Technology licensing	Total
Net sales	$7,531.1	$103.3	$7,634.4
Cost of sales	2,638.7	—	2,638.7
Gross profit	$4,892.4	$103.3	$4,995.7

The Company sells its products to distributors and OEMs in a broad range of market segments, performs on-going credit evaluations of its customers and, as deemed necessary, may require collateral, primarily letters of credit.  The Company's operations outside the U.S. consist of product assembly and final test facilities in Thailand, and sales and support centers and design centers in certain foreign countries.  Domestic operations are responsible for managing the design, development and wafer fabrication of products, as well as the coordination of production planning and shipping to meet worldwide customer commitments.  The Company's Thailand assembly and test facility is reimbursed in relation to value added with respect to assembly and test operations and other functions performed, and certain foreign sales offices receive compensation for sales within their territory.  Accordingly, for financial statement purposes, it is not meaningful to segregate sales or operating profits for the assembly and test and foreign sales office operations.  Identifiable long-lived assets (consisting of property, plant and equipment net of accumulated depreciation and ROU assets) by geographic area are as follows (in millions):

	March 31,
	2026	2025
United States	$806.0	$869.3
Thailand	101.5	123.7
Various other countries	336.7	337.0
Total long-lived assets	$1,244.2	$1,330.0

Sales to unaffiliated customers located outside the U.S., primarily in Asia and Europe, aggregated approximately 75% of consolidated net sales for each of fiscal 2026, fiscal 2025 and fiscal 2024. Sales to customers in Europe represented approximately 21%, 20% and 24% of consolidated net sales for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.  Sales to customers in Asia represented approximately 50%, 50% and 47% of consolidated net sales for fiscal 2026, fiscal 2025 and fiscal 2024, respectively.  Within Asia, sales into China represented approximately 18%, 17% and 18% of consolidated net sales for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Sales into Taiwan represented approximately 15%, 16% and 12% of consolidated net sales for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Sales into any other individual foreign country did not exceed 10% of the Company's net sales for any of the three fiscal years presented.

With the exception of Arrow Electronics, the Company's largest distributor, which accounted for 12%, 10% and 12% of net sales in fiscal 2026, fiscal 2025 and fiscal 2024, respectively, no other distributor or direct customer accounted for more than 10% of net sales in either of fiscal 2026, fiscal 2025 or fiscal 2024.

Note 4. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Fiscal Year Ended March 31,
	2026	2025	2024
Net income (loss)	$230.0	$(0.5)	$1,906.9
Dividends on Series A Preferred Stock	(111.2)	(2.2)	—
Net income (loss) attributable to common stockholders	118.8	(2.7)	1,906.9
Basic weighted average common shares outstanding	540.4	537.3	542.0
Dilutive effect of RSUs	4.4	—	5.1
Dilutive effect of 2015 Senior Convertible Debt	—	—	0.2
Dilutive effect of 2017 Senior Convertible Debt	0.4	—	0.7
Dilutive effect of Series A Preferred Stock	—	—	—
Diluted weighted average common shares outstanding	545.2	537.3	548.0
Basic net income (loss) per common share	$0.22	$(0.01)	$3.52
Diluted net income (loss) per common share	$0.22	$(0.01)	$3.48

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the fiscal year ended March 31, 2026, the calculation of diluted net income per common share excluded 24.7 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive. For the fiscal year ended March 31, 2025, the calculation of diluted net loss per common share excluded 4.0 million common shares from equity incentive plans and 0.1 million and 0.5 million common shares issuable upon the exchange of the Company's 2015 Senior Convertible Debt and 2017 Senior Convertible Debt, respectively, and 0.6 million common shares issuable upon the exchange of Company's Series A Preferred Stock as the related impact would have been anti-dilutive as the Company generated a net loss.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Fiscal Year Ended March 31,
	2026	2025	2024
2015 Senior Convertible Debt(1)	$—	$28.49	$29.02
2017 Senior Convertible Debt	$42.99	$44.27	$45.26
2020 Senior Convertible Debt(2)	$—	$91.08	$91.91
2024 Senior Convertible Debt	$121.81	$121.83	$—
2026 Senior Convertible Debt	$104.17	$—	$—
2017 Junior Convertible Debt(3)	$—	$—	$44.81
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

Note 5. Special Charges (Income) and Other, Net

The following table summarizes activity included in the "Special charges (income) and other, net" caption on the Company's consolidated statements of operations (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Restructuring
Employee separation costs	$0.9	$27.1	$—
Impairment charges	0.4	—	—
Contract exit costs	14.5	45.7	—
Other restructuring costs	21.8	3.7	6.2
Legal contingencies	2.1	1.0	(1.3)
Other	—	1.7	(17.2)
Total	$39.7	$79.2	$(12.3)

The Company continuously evaluates its existing operations in an attempt to identify and realize cost savings opportunities and operational efficiencies. In the third and fourth quarters of fiscal 2025, the Company announced restructuring and cost reduction measures, including closure of its Tempe, Arizona wafer fabrication facility, and a reduction in headcount at its manufacturing facilities in Oregon, Colorado Springs and the Philippines. In addition, the Company announced 10% reductions in employee headcount across the Company to decrease its operating expenses, and cancellation or modification of its LTSAs with certain wafer foundries. In connection with these efforts, the Company incurred costs of $14.5 million and $45.7 million related to contract exit costs during fiscal 2026 and fiscal 2025, respectively, and incurred costs of $0.9 million and $27.1 million related to employee separation costs during fiscal 2026 and fiscal 2025, respectively. During fiscal 2026, the Company incurred costs of $21.8 million related to the closure of its Fab 2 wafer fabrication facility in Tempe, Arizona. Other than the closure of its Fab 2, the restructuring efforts were substantially completed as of March 31, 2026.

During fiscal 2024, the Company earned special income primarily due to $17.2 million related to the favorable resolution of a previously accrued unclaimed property audit matter and incurred expenses of $6.2 million related to the restructuring costs of acquired and existing wafer fabrication operations to increase operational efficiency.

The following is a roll forward of accrued restructuring and other exit cost charges for the fiscal year ended March 31, 2026 (in millions):

	Restructuring
	Employee Separation Costs	Contract Exit Costs	Other	Total
Balance at March 31, 2025	$17.1	$4.6	$0.4	$22.1
Charges	0.9	14.5	21.8	37.2
Payments	(18.7)	(2.0)	(21.2)	(41.9)
Non-cash - Other	2.1	(13.7)	—	(11.6)
Balance at March 31, 2026	$1.4	$3.4	$1.0	$5.8
Current				$3.7
Non-current				2.1
Total				$5.8
The liability for restructuring and other exit costs on the Company's consolidated balance sheet as of March 31, 2026 is $5.8 million of which $3.7 million is included in accrued liabilities and $2.1 million is included in other long-term liabilities.

Note 6. Debt

Debt obligations included in the consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			March 31,
			2026	2025
Commercial Paper			$349.0	$175.0
4.250% 2025 Notes(2)	4.250%	4.6%	—	1,200.0
4.900% 2028 Notes(2)	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes(2)	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes(2)	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness(3)			3,349.0	4,375.0

2017 Senior Convertible Debt	1.625%	1.8%	37.9	38.0
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
2026 Senior Convertible Debt	0.000%	0.5%	900.0	—
Total Convertible Debt			2,187.9	1,288.0

Gross long-term debt including current maturities			5,536.9	5,663.0
Less: Debt discount(4)			(9.3)	(13.1)
Less: Debt issuance costs(5)			(31.2)	(19.5)
Net long-term debt including current maturities			5,496.4	5,630.4
Less: Current maturities(6)			—	—
Net long-term debt			$5,496.4	$5,630.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at March 31, 2026 and at March 31, 2025.
(2) The 4.250% 2025 Notes matured on September 1, 2025 and prior to maturity interest accrued at a rate of 4.250% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 4.900% 2028 Notes mature on March 15, 2028 and interest accrues at a rate of 4.900% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.050% 2029 Notes mature on March 15, 2029 and interest accrues at a rate of 5.050% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 5.050% 2030 Notes mature on February 15, 2030 and interest accrues at a rate of 5.050% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.
(3) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt.

(4) The unamortized discount consists of the following (in millions):

	March 31,
	2026	2025
Commercial Paper	$(0.5)	$(0.1)
4.250% 2025 Notes	—	(1.3)
4.900% 2028 Notes	(2.2)	(3.3)
5.050% 2029 Notes	(3.3)	(4.3)
5.050% 2030 Notes	(3.3)	(4.1)
Total unamortized discount	$(9.3)	$(13.1)

(5) Debt issuance costs consist of the following (in millions):

	March 31,
	2026	2025
4.250% 2025 Notes	$—	$(0.2)
4.900% 2028 Notes	(1.1)	(1.7)
5.050% 2029 Notes	(1.2)	(1.8)
5.050% 2030 Notes	(1.4)	(1.7)
2017 Senior Convertible Debt	—	(0.1)
2024 Senior Convertible Debt	(11.4)	(14.0)
2026 Senior Convertible Debt	(16.1)	—
Total debt issuance costs	$(31.2)	$(19.5)

(6) As of March 31, 2026, the outstanding Commercial Paper which matures within the three months ending June 30, 2026, and the 2017 Senior Convertible Debt which is convertible and which matures on February 15, 2027, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion on a long-term basis. As of March 31, 2025, the outstanding Commercial Paper which matured within the three months ending June 30, 2025, and the 4.250% 2025 Notes which matured on September 1, 2025, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of March 31, 2026, are as follows (in millions):

Fiscal year ending March 31,	Amount
2027	$386.9
2028	1,000.0
2029	1,000.0
2030	1,900.0
2031	1,250.0
Thereafter	—
Total	$5,536.9

Ranking of Convertible Debt - Each series of Convertible Debt is an unsecured obligation. The 2017 Senior Convertible Debt is subordinated in right of payment to the amounts outstanding under the Company's Senior Indebtedness, the 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt. The 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt ranks senior to the Company's indebtedness that is expressly subordinated in right of payment to it; ranks equal in right of payment to any of the Company's unsubordinated indebtedness that does not provide that it is senior to the 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt; and the Convertible Debt ranks junior in right of payment to any of the Company's secured and unsubordinated indebtedness to the extent of the value of the assets securing such indebtedness; and is structurally subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

Summary of Conversion Features - Upon conversion, we are required to satisfy our conversion obligation with respect to such converted Convertible Debt by delivering cash equal to the principal amount of such converted Convertible Debt and cash and shares of common stock or any combination, at our option, with respect to any conversion value in excess thereof. Each series of Convertible Debt is convertible at specified conversion rates (see table below), adjusted for certain events including the declaration of cash dividends. Except during the three-month period immediately preceding the maturity date of the applicable series of Convertible Debt, each series of Convertible Debt is convertible only upon the occurrence of (i) such time as the closing price of the Company's common stock exceeds the applicable conversion price (see table below) by 130% for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, (ii) during the 5 business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes of a given series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day, or (iii) upon the occurrence of certain corporate events specified in the indenture of such series of Convertible Debt. In addition, if at the time of conversion our 2017 Senior Convertible Notes, the price of the Company's common stock exceeds the conversion price for such notes, the conversion rate will be increased by up to an additional maximum incremental shares rate, as determined pursuant to a formula specified in the indenture for the 2017 Senior Convertible Notes, and as adjusted for cash dividends paid since the issuance of such series. However, in no event will the conversion rate for the 2017 Senior Convertible Notes exceed the maximum conversion rate specified in the indenture (see table below).

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of March 31, 2026
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.5081	$42.54	11.7550	33.4991
2024 Senior Convertible Debt(1)	8.2102	$121.80	—	10.4679
2026 Senior Convertible Debt(1)	9.5993	$104.17	—	13.4390
(1) As of March 31, 2026, the 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt were not convertible. As of March 31, 2026, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between April 1, 2026 and June 30, 2026 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended March 31, 2026.

With the exception of the 2024 Senior Convertible Debt, which may be redeemed by the Company on or after June 5, 2027, and the 2026 Senior Convertible Debt, which may be redeemed by the Company on or after February 20, 2029, the Company may not redeem any series of Convertible Debt prior to the relevant maturity date and no sinking fund is provided for any series of Convertible Debt. The Company may repurchase any series of Convertible Debt in the open market or through privately negotiated exchange offers. Upon the occurrence of a fundamental change, as defined in the applicable indenture of such series of Convertible Debt, holders of such series may require the Company to purchase all or a portion of their Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

Additionally, holders of the 2024 Senior Convertible Debt may require the Company to purchase all or a portion of their 2024 Senior Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest if, prior to the close of business on the immediately preceding business day immediately preceding June 1, 2027, the last reported sale price of our common stock is less than the applicable conversion price of the 2024 Senior Convertible Debt. The holders of the 2026 Senior Convertible Debt may require the Company to purchase all or a portion of their 2026 Senior Convertible Debt for cash at a price equal to 100% of the principal amount plus any accrued and unpaid interest if, prior to the close of business on the immediately preceding business day immediately preceding February 15, 2029, the last reported sale price of our common stock is less than the applicable conversion price of the 2026 Senior Convertible Debt.

Interest expense consists of the following (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Debt issuance cost amortization	$2.5	$3.6	$4.5
Debt discount amortization	27.2	64.8	37.5
Interest expense	174.0	172.2	147.3
Total interest expense on Senior Indebtedness	203.7	240.6	189.3
Debt issuance cost amortization	3.4	4.2	2.8
Coupon interest expense	10.0	8.9	1.7
Total interest expense on Convertible Debt	13.4	13.1	4.5
Other interest expense	4.2	5.5	4.5
Total interest expense	$221.3	$259.2	$198.3

The Company's debt settlement transactions consist of the following (in millions):

	Principal Amount Settled	Total Cash Consideration	Net Loss on Inducements and Settlements
September 2025(1)
4.250% 2025 Notes	$1,200.0	$1,200.0	$—
March 2025(2)
Revolving Credit Facility	$—	$—	$1.4
February 2025(3)
2015 Senior Convertible Debt	$0.4	$0.4	$—
December 2024(4)
2025 Term Loan Facility	$750.0	$750.0	$0.3
November 2024(5)
2020 Senior Convertible Debt	$665.5	$665.5	$—
September 2024(5)
0.983% 2024 Notes	$1,000.0	$1,000.0	$—
February 2024(6)
0.972% 2024 Notes	$1,400.0	$1,400.0	$—
September 2023(7)
2.670% 2023 Notes	$1,000.0	$1,000.0	$—
August 2023(8)
2017 Senior Convertible Debt	$18.2	$42.7	$3.1
June 2023(9)
4.333% 2023 Notes	$1,000.0	$1,000.0	$—
May 2023(8)
2015 Senior Convertible Debt	$5.6	$18.9	$0.4
2017 Senior Convertible Debt	$25.9	$56.3	$6.6
2017 Junior Convertible Debt	$6.5	$14.9	$2.1

(1) The Company used proceeds from the issuance of Commercial Paper and cash generated from operations to finance such settlement.
(2) In connection with the amendment and restatement of its Credit Agreement, the Company recognized a loss on settlement of debt of $1.4 million.
(3) The Company used cash generated from operations to finance a portion of such settlement.
(4) The Company used proceeds from the issuance of 4.900% 2028 Notes and 5.050% 2030 Notes to finance such settlement.
(5) The Company used proceeds from the issuance of Commercial Paper to finance such settlement.
(6) The Company used proceeds from the issuance of Commercial Paper and borrowings under its Revolving Credit Facility to finance such settlement.
(7) The Company used borrowings under its 2025 Term Loan Facility and its Revolving Credit Facility to finance the settlement.
(8) The Company settled portions of its convertible debt in privately negotiated transactions that are accounted for as induced conversions.

(9) The Company used borrowings under its Revolving Credit Facility to finance a portion of such settlement.

Convertible Debt

In February 2026, the Company issued $900.0 million aggregate principal amount of 2026 Senior Convertible Debt and incurred issuance costs of $16.6 million. The 2026 Senior Convertible Debt will mature on February 15, 2030 unless redeemed, repurchased or converted.

In connection with the issuance of the 2026 Senior Convertible Debt, the Company entered into capped call option transactions with several financial institutions at a cost of $68.0 million. The capped call options cover, subject to anti-dilution adjustments, the number of shares of the Company's common stock initially underlying the 2026 Senior Convertible Debt. Upon conversion of the 2026 Senior Convertible Debt, the Company may exercise the capped call options subject to a cap price of $148.82 per share, subject to certain adjustments under the terms of the capped call options, which are generally expected to reduce the potential dilution to the Company's common stock upon conversion of the 2026 Senior Convertible Debt and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Senior Convertible Debt. Upon conversion of the 2026 Senior Convertible Debt, there will be no economic dilution from the 2026 Senior Convertible Debt until the average market price of the Company's common stock exceeds the cap price of $148.82 per share as the exercise of the capped call options will offset any dilution from the 2026 Senior Convertible Debt from the conversion price up to the cap price. As these transactions meet certain accounting criteria, the capped call options are recorded as a reduction of stockholders' equity and are not accounted for as derivatives.

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

The Company's obligations under the Second Amended and Restated Credit Agreement are guaranteed by certain of its subsidiaries meeting materiality thresholds. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate, dispose of substantially all assets of the Company and its subsidiaries, taken as a whole, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. Upon satisfaction of certain conditions specified in the Second Amended and Restated Credit Agreement and at the Company's election, certain of such negative covenants in the Second Amended and Restated Credit Agreement shall no longer apply. The Company is also required to maintain compliance with a total leverage ratio and an interest coverage ratio, all measured quarterly and calculated on a consolidated basis. As of March 31, 2026, the Company was in compliance with these financial covenants.

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of March 31, 2026, the Company had $349.0 million of Commercial Paper outstanding. The weighted-average interest rate of the Company's outstanding Commercial Paper was 4.01% as of March 31, 2026.

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

The carrying amount of cash equivalents, which include money market funds, approximates fair value because their maturity is less than three months. There were no cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2026. The amount of cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2025 was $491.1 million. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	March 31,
	2026		2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$348.5	$349.0	$174.9	$175.0
4.250% 2025 Notes	—	—	1,198.5	1,196.9
4.900% 2028 Notes	996.7	1,006.0	995.0	1,002.5
5.050% 2029 Notes	995.5	1,013.6	993.9	1,005.8
5.050% 2030 Notes	995.3	1,009.0	994.2	996.9
2017 Senior Convertible Debt	37.9	62.6	37.9	57.7
2024 Senior Convertible Debt	1,238.6	1,243.8	1,236.0	1,173.4
2026 Senior Convertible Debt	883.9	875.0	—	—
Total	$5,496.4	$5,559.0	$5,630.4	$5,608.2
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,039.6	$(5,212.9)	$1,826.7
Customer-related	202.5	(165.3)	37.2
In-process research and development	7.0	—	7.0
Software licenses	285.9	(123.4)	162.5
Total	$7,535.0	$(5,501.6)	$2,033.4

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,149.9	$(4,981.6)	$2,168.3
Customer-related	199.5	(152.8)	46.7
In-process research and development	50.8	—	50.8
Software licenses	259.3	(136.1)	123.2
Total	$7,659.5	$(5,270.5)	$2,389.0

During the twelve months ended March 31, 2025, due to acquisitions, the Company acquired $50.8 million of in-process research and development, $2.8 million of customer-related intangible assets, and $1.1 million of software license intangible assets. The $50.8 million of acquired in-process research and development was reclassified to core and developed technology during the twelve months ended March 31, 2026.

The following is an expected amortization schedule for the intangible assets for fiscal 2027 through fiscal 2031, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2027	$454.8
2028	$344.0
2029	$270.2
2030	$258.1
2031	$231.3

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Amortization expense charged to cost of sales	$20.7	$18.5	$12.2
Amortization expense charged to operating expense	513.6	565.8	676.9
Total amortization expense	$534.3	$584.3	$689.1

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2024	$6,656.2	$19.2
Additions	9.4	—
Balance at March 31, 2025	$6,665.6	$19.2
Additions	10.7	—
Balance at March 31, 2026	$6,676.3	$19.2

At March 31, 2026, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through March 31, 2026, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	March 31,
	2026	2025
Trade accounts receivable	$889.7	$684.1
Other	10.3	11.5
Total accounts receivable, gross	900.0	695.6
Less: allowance for expected credit losses	5.3	5.9
Total accounts receivable, net	$894.7	$689.7

Inventories

The components of inventories consist of the following (in millions):

	March 31,
	2026	2025
Raw materials	$135.1	$174.8
Work in process	731.4	857.6
Finished goods	168.9	261.1
Total inventories	$1,035.4	$1,293.5

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	March 31,
	2026	2025
Land	$99.7	$84.8
Building and building improvements	711.0	705.9
Machinery and equipment	2,470.3	2,311.3
Projects in process	429.5	424.1
Total property, plant and equipment, gross	3,710.5	3,526.1
Less: accumulated depreciation and amortization	2,603.8	2,342.4
Total property, plant and equipment, net	$1,106.7	$1,183.7

Depreciation expense attributed to property, plant and equipment was $155.0 million, $165.8 million and $190.4 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. The changes in depreciation expense in the fiscal years ended March 31, 2026, and 2025, includes the impact of lower production levels, slowing business activity and delays in placing assets into service. As of March 31, 2026, the Company recorded $52.2 million of capital-related grants for qualifying capital expenditures as a reduction to property, plant and equipment, compared to $46.4 million as of March 31, 2025.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the fiscal years ended March 31, 2026, 2025 and 2024, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	March 31,
	2026	2025
Accrued compensation and benefits	$132.1	$108.1
Income taxes payable	24.3	99.1
Deferred revenue	179.2	213.4
Sales related reserves and refund liabilities	338.5	329.7
Current portion of lease liabilities	38.8	35.7
Accrued expenses and other liabilities	217.8	208.5
Total accrued liabilities	$930.7	$994.5

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

The Company's leases are included as a component of the following balance sheet lines (in millions):

	March 31,
	2026	2025
Other assets:
ROU assets	$137.5	$146.3
Total lease assets	$137.5	$146.3
Accrued liabilities:
Current portion of lease liabilities	$38.8	$35.7
Other long-term liabilities:
Non-current portion of lease liabilities	107.0	115.1
Total lease liabilities	$145.8	$150.8

The following table presents the maturities of lease liabilities as of March 31, 2026 (in millions):

Fiscal year ending March 31,	Operating Leases
2027	$44.4
2028	37.3
2029	26.8
2030	20.7
2031	15.5
Thereafter	17.8
Total lease payments	162.5
Less: Imputed lease interests	16.7
Total lease liabilities	$145.8

The Company's weighted-average remaining lease-term and weighted-average discount rate at March 31, 2026 are as follows:

Weighted average remaining lease-term (years)	4.84
Weighted average discount rate	4.61%

The Company's total lease expense is as follows (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Operating lease expense	$63.8	$61.8	$60.4

Note 11. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of March 31, 2026, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2027	$344.0
2028	98.7
2029	15.6
2030	9.6
2031	6.2
Thereafter	30.0
Total	$504.1

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $204.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of March 31, 2026, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters (other than certain tax matters in Malaysia as described in Note 12 below) will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of March 31, 2026, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $25.0 million in excess of amounts accrued.

Note 12. Income Taxes

The income tax provision (benefit) consists of the following (amounts in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Income before income taxes:
U.S.	$(33.8)	$(131.5)	$555.5
Foreign	307.3	170.4	1,810.4
Total income before income taxes	$273.5	$38.9	$2,365.9
Current provision:
U.S. federal	$51.7	$127.5	$347.5
State	3.5	—	20.0
Foreign	52.9	55.2	118.7
Total current provision	$108.1	$182.7	$486.2
Deferred provision (benefit):
U.S. federal	$(21.6)	$(101.0)	$(106.4)
State	(2.2)	(5.5)	(12.3)
Foreign	(40.8)	(36.8)	91.5
Total deferred provision (benefit)	(64.6)	(143.3)	(27.2)
Income tax provision	$43.5	$39.4	$459.0

The Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company's actual global effective amount and rate for the fiscal year ended March 31, 2026 (amounts in millions):

	Fiscal Year Ended March 31, 2026
	Amount	Percent
U.S. federal statutory income tax rate	$57.4	21.0%

Domestic state and local income taxes, net of federal effect (1)	(1.8)	(0.7)%
Domestic federal
Tax credits
Research and development credits	(24.5)	(9.0)%
Cross-border tax laws
GILTI	43.0	15.7%
Foreign income tax credits	(16.5)	(6.0)%
Other	(2.6)	(0.9)%

	Fiscal Year Ended March 31, 2026
	Amount	Percent
Other	8.4	3.1%
Foreign tax effects
Malta
Statutory income tax rate differential	36.7	13.4%
Notional interest deduction	(83.0)	(30.3)%
Other	(3.2)	(1.2)%
Canada
Research and development credits	(13.4)	(4.9)%
Imputed interest income	6.8	2.5%
Other	9.2	3.4%
Ireland
Statutory income tax rate differential	11.0	4.0%
Withholding and other taxes	7.7	2.8%
Other	0.9	0.3%
Thailand
Nontaxable and nondeductible Items	(8.8)	(3.2)%
Income tax holidays	(5.1)	(1.9)%
Other	1.1	0.4%
Taiwan
Withholding and other taxes	9.4	3.5%
Other	0.1	—
Other foreign jurisdictions	6.0	2.2%
Change in uncertain tax positions	4.7	1.7%
Effective tax rate	$43.5	15.9%
(1) State taxes in Arizona and California comprise the majority of the tax effect in this category.

The following table presents required disclosures prior to the adoption of ASU 2023-09 and displays the reconciliation between statutory federal income taxes and the total income tax provision (benefit) for the fiscal years ended March 31, 2025 and 2024 (amounts in millions):

	Fiscal Year Ended March 31,
	2025	2024
Computed expected income tax provision	$8.2	$496.8
State income taxes, net of federal benefit	(2.1)	15.7
Effects of foreign operations - rate differential	(19.2)	(149.3)
Effects of foreign operations - other, net of foreign tax credits	55.0	212.2
Foreign-derived intangible income (FDII)	(3.1)	(3.6)
Business realignment of intellectual property rights	5.7	0.4
Change in uncertain tax positions	45.1	5.8
Share-based compensation	(14.1)	(8.4)
R&D tax credits	(60.1)	(69.8)
Income tax holidays	(12.0)	(22.5)
Nondeductible Expenses	6.0	7.7
Other	13.4	2.6
Change in valuation allowance	16.6	(28.6)
Income tax provision	$39.4	$459.0

The foreign tax rate differential benefit primarily relates to the Company's operations in Malta and Ireland. The Company's Thailand manufacturing operations are currently subject to numerous tax holidays granted to the Company based on its investment in property, plant, and equipment in Thailand. The Company's tax holiday periods in Thailand expire between fiscal 2027 and 2034, however, the Company actively seeks to obtain new tax holidays. The Company does not expect the future expiration of any of its tax holiday periods in Thailand to have a material impact on its effective tax rate. The aggregate dollar benefit derived from these tax holidays approximated $5.1 million, $12.0 million, and $22.5 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The impact of the tax holidays increased each of the basic and diluted net income per common share by $0.01 in fiscal 2026, $0.02 in fiscal 2025, and $0.04 in fiscal 2024.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities are as follows (amounts in millions):

	March 31,
	2026	2025
Deferred tax assets:
Accrued expenses	$51.8	$51.8
Capital loss carryforward	10.1	9.8
Disallowed expense carryforwards	377.5	242.8
Income tax credits	260.9	266.8
Intangible assets	1,081.1	1,192.1
Inventory valuation	144.5	130.4
Property, plant and equipment	15.4	—
Lease liabilities	33.4	33.2
Net operating loss carryforward	62.4	59.3
Share-based compensation	67.0	53.5
Other	20.5	25.6
Gross deferred tax assets	2,124.6	2,065.3
Valuation allowances	(291.6)	(287.4)
Deferred tax assets, net of valuation allowances	1,833.0	1,777.9
Deferred tax liabilities:
Intangible assets	(33.9)	(50.3)
ROU assets	(31.7)	(31.7)
Property, plant and equipment	—	(1.6)
Deferred tax liabilities	(65.6)	(83.6)
Net deferred tax asset	$1,767.4	$1,694.3

Reported as:
Non-current deferred tax assets	$1,792.5	$1,728.1
Non-current deferred tax liability	(25.1)	(33.8)
Net deferred tax asset	$1,767.4	$1,694.3

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

 Additions and deductions related to the valuation allowance for deferred tax assets for the three fiscal years were as follows (amounts in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal 2026	$287.4	$36.5	$(32.3)	$291.6
Fiscal 2025	$270.8	$22.2	$(5.6)	$287.4
Fiscal 2024	$299.4	$6.5	$(35.1)	$270.8

The Company had federal, state and foreign net operating loss (NOL) carryforwards with an estimated tax effect of $62.4 million available at March 31, 2026, which expire at various times between fiscal 2027 and fiscal 2046, of which a portion of the NOL carryforwards do not expire. The Company had capital loss carryforwards with an estimated tax effect of $10.1 million available at March 31, 2026, which begin to expire in fiscal 2027. The Company had federal, state and foreign credits of $260.9 million available at March 31, 2026, which begin to expire in fiscal 2027. The Company had disallowed expense carryforwards with an estimated tax effect of $377.5 million available at March 31, 2026. These expense carryforwards do not expire.

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

During fiscal 2018, the Company recognized a one-time transition tax on accumulated unrepatriated foreign earnings, of which the Company expected cash payments of approximately $293.6 million. This tax was payable over a period of eight years, with 8% of the transition tax payable each year for fiscal 2019 through fiscal 2023, and 15%, 20%, and 25%, respectively, payable during fiscal 2024, fiscal 2025 and fiscal 2026. As of March 31, 2026, the Company had no remaining transition tax payable.

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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits for the last three fiscal years (amounts in millions):

	March 31,
	2026	2025	2024
Beginning gross unrecognized tax benefits	$821.2	$792.4	$848.0
Decreases related to settlements with tax authorities	(62.6)	(0.7)	(5.8)
Decreases related to statute of limitation expirations	(8.2)	(6.9)	(3.3)
Increases related to current year tax positions	16.4	27.1	37.4
Increases (decreases) related to prior year tax positions	(87.0)	9.3	(83.9)
Ending gross unrecognized tax benefits	$679.8	$821.2	$792.4

As of March 31, 2026 and March 31, 2025, the Company had accrued interest and penalties related to tax contingencies of $120.1 million and $135.8 million, respectively, included within long-term income tax payable on the consolidated balance sheets. During the fiscal year ended March 31, 2026, the Company released previously accrued interest and penalties of $15.7 million, compared to the charges in interest and penalties to operations of $31.2 million in the fiscal year ended March 31, 2025. The total amount of gross unrecognized tax benefits was $679.8 million and $821.2 million as of March 31,

2026, and March 31, 2025, respectively, of which $600.1 million and $706.4 million, respectively, is estimated to impact the Company's effective tax rate, if recognized.

The Company is currently under income tax examination in various tax jurisdictions in which it operates. The years under examination range from fiscal 2007 through fiscal 2024. In some jurisdictions, the Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During fiscal 2026, additional assessments were received for these issues, and the Company’s position remains unchanged.

In the year ending March 31, 2026, due to settlements reached with tax authorities, the Company determined that certain unrecognized tax positions should be remeasured, including the indirect tax effects, penalties, and interest associated with these unrecognized tax positions. The effect of this change in estimate was to record an income tax benefit of $24.4 million, which increased basic net income per common share by $0.05 for the fiscal year ended March 31, 2026, and increased diluted net income per common share by $0.04 for the fiscal year ended March 31, 2026, both of which are a component of income tax provision from continuing operations.

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

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, the Company entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $480.2 million based on the exchange rate as of March 31, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could commence in the next 18 months.

The Company firmly believes that the IRB assessment is without merit and plans to pursue all available administrative and judicial remedies necessary to resolve the matter. The Company intends to vigorously defend its position and the Company is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of the Company's tax reserves. The ultimate outcome of disputes of this nature is uncertain, and if the IRB were to prevail on its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.

During the period ending March 31, 2026, the Company resolved its dispute with the German Tax Authority. The resolution did not have a material impact to the financial statements.

Note 13. Employee Benefit Plans

Defined Benefit Plans

The Company has defined benefit pension plans that cover certain of its foreign employees. Most of these defined pension plans, which were acquired in prior acquisitions, are unfunded. Plan benefits are provided in accordance with local statutory requirements and are based on years of service and employee compensation levels.

The change in projected benefit obligation and the accumulated benefit obligation was immaterial for fiscal 2026 and fiscal 2025. As of March 31, 2026, the Company has recorded $80.2 million related to the pension plans in the consolidated balance sheets.

Future estimated expected benefit payments for fiscal year 2027 through 2036 are as follows (in millions):

Fiscal Year Ending March 31,	Amount
2027	$9.9
2028	8.2
2029	7.5
2030	7.5
2031	8.9
2032 through 2036	51.1
Total	$93.1

Note 14. Share-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company's share-based compensation expense (in millions):

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of sales (1)	$34.9	$21.8	$25.6
Research and development	140.0	104.6	94.3
Selling, general and administrative	80.5	54.0	57.6
Pre-tax effect of share-based compensation	255.4	180.4	177.5
Income tax benefit	53.1	37.9	37.5
Net income effect of share-based compensation	$202.3	$142.5	$140.0

(1) During the fiscal year ended March 31, 2026, $22.0 million of share-based compensation expense was capitalized to inventory and $34.9 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2025, $17.4 million of share-based compensation expense was capitalized to inventory and $21.8 million of previously capitalized share-based compensation expense in inventory was sold. During the fiscal year ended March 31, 2024, $19.0 million of share-based compensation expense was capitalized to inventory and $25.6 million of previously capitalized share-based compensation expense in inventory was sold.

Incentive Plans

The Company has granted RSUs to employees and non-employee members of the Board of Directors under the Company’s 2004 Equity Incentive Plan (the 2004 plan). The Company grants RSUs with a service condition and PSUs under the 2004 plan. Under the 2004 plan, 72,389,717 shares of common stock have been authorized for issuance and 6,668,692 shares of common stock remain available for future grants as of March 31, 2026.

Restricted Stock Units

The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees.

RSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2023	8,663,602	$58.72
Granted	2,535,772	$77.28
Forfeited	(474,397)	$64.37
Vested	(2,510,781)	$48.56
Nonvested shares at March 31, 2024	8,214,196	$67.22
Granted	4,921,190	$70.74
Forfeited	(1,191,134)	$71.27
Vested	(2,365,815)	$60.12

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2025	9,578,437	$70.28
Granted	5,036,212	$56.23
Forfeited	(1,075,449)	$66.14
Vested	(2,382,678)	$67.78
Nonvested shares at March 31, 2026	11,156,522	$64.87

The total intrinsic value of RSUs which vested during the fiscal years ended March 31, 2026, 2025 and 2024 was $156.9 million, $176.2 million and $201.4 million, respectively.  The aggregate intrinsic value of RSUs outstanding at March 31, 2026 was $720.8 million, calculated based on the closing price of the Company's common stock of $64.61 per share on March 31, 2026.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2027 through fiscal 2031 related to unvested RSUs at March 31, 2026 is $394.2 million.  The weighted average period over which the unearned RSUs compensation is expected to be recognized is approximately 1.99 years.

Performance Stock Units

The Company has granted performance-based PSUs to a group of executive officers and employees. For the performance-based PSUs, the number of shares of the Company's common stock expected to vest will range from 0% to 200% of the target grant amount based on the Company's two-year or three-year cumulative non-GAAP operating margin percentage. Prior to fiscal 2023, the Company granted market-based PSUs to executive officers. For the market-based PSUs, the number of shares of the Company's common stock received at vesting was in the range from 0% to 200% of the target grant amount based on the total shareholder return (TSR) of the Company's common stock measured against the TSR of a defined peer group of companies over the applicable two-year or three-year measurement period. TSR is a measure of the stock price appreciation plus any dividends paid in the performance period.

PSUs share activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at March 31, 2023	380,870	$69.51
Granted	123,747	$77.61
Forfeited	(2,883)	$100.20
Vested	—	$—
Nonvested shares at March 31, 2024	501,734	$71.33
Granted	183,304	$71.92
Forfeited	(207,481)	$72.21
Vested	(159,293)	$70.71
Nonvested shares at March 31, 2025	318,264	$71.45
Granted	289,499	$61.79
Forfeited	(77,372)	$67.22
Vested	(74,989)	$80.18
Nonvested shares at March 31, 2026	455,402	$64.34

The aggregate intrinsic value of PSUs outstanding at March 31, 2026 was $29.4 million, calculated based on the closing price of the Company's common stock of $64.61 per share on March 31, 2026.

The amount of unearned share-based compensation currently estimated to be expensed in fiscal 2027 through fiscal 2031 related to unvested PSUs at March 31, 2026 is $32.0 million.  The weighted average period over which the unearned PSUs compensation is expected to be recognized is approximately 2.64 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan and the 1994 International Employee Stock Purchase Plan

(collectively referred to as the employee stock purchase plans) allows eligible employees to purchase shares of the Company's common stock at 85% of the value of its common stock on specific dates. Since the inception of the employee stock purchase plans, 36,626,514 shares of common stock have been authorized for issuance and 7,386,763 shares remain available for future purchases as of March 31, 2026.

Employees purchased 1,266,202 shares of common stock in the fiscal year ended March 31, 2026 for an aggregate purchase price of $61.8 million under the employee stock purchase plans compared to 1,102,689 shares of common stock for an aggregate purchase price of $65.5 million in the fiscal year ended March 31, 2025 and 1,375,324 shares of common stock for a purchase price of $81.7 million in the fiscal year ended March 31, 2024. As of March 31, 2026, unrecognized share-based compensation costs related to the employee stock plans totaled $6.8 million, which will be recognized over a period of approximately five months.

Note 15. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2023	—	577.8	32.3
Repurchase of common stock	—	—	11.9
Common stock issued under employee equity incentive plans	—	4.0	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.9)	—
Treasury stock used for new issuances	—	(3.1)	(3.1)
Balance at March 31, 2024	—	577.8	41.1
Repurchase of common stock	—	—	1.0
Issuance of Series A Preferred Stock	1.5	—	—
Common stock issued under employee equity incentive plans	—	3.6	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.8)	—
Treasury stock used for new issuances	—	(2.8)	(2.8)
Shares issued to settle convertible debt	—	0.2	—
Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	3.7	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.7)	—
Treasury stock used for new issuances	—	(3.0)	(3.0)
Balance at March 31, 2026	1.5	578.4	36.3

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock in the fiscal year ended March 31, 2026, compared to approximately 1.0 million shares of common stock repurchased for a total cost of $89.6 million in the fiscal year ended March 31, 2025, including the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022 (Inflation Reduction Act), and 11.9 million shares of common stock repurchased for a total of cost $988.9 million in the fiscal year ended March 31, 2024. As of March 31, 2026, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of March 31, 2026, the Company had approximately 36.3 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the consolidated balance sheets until paid. Dividends paid on Series A Preferred Stock in the fiscal year ended March 31, 2026 were an aggregate of $108.5 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on May 7, 2026 and will be paid on June 15, 2026 to the holders of Series A Preferred Stock of record as of June 1, 2026.

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

Common Stock Dividends

In October 2002, the Company announced that its Board of Directors had approved and instituted a quarterly cash dividend on its common stock and the Company has continued to consistently pay quarterly dividends since then. Cash dividends paid per share were $1.820, $1.816 and $1.682 during fiscal 2026, 2025 and 2024, respectively. Total dividend payments amounted to $984.0 million, $975.7 million and $911.5 million during fiscal 2026, 2025 and 2024, respectively.