Form 10-Q
period 2026-06-30
MICROCHIP TECHNOLOGY INC
filed 2026-08-06
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of July 28, 2026 was 543,008,691.

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
Defined Terms(1)

Term	Definition
4.900% 2028 Notes	2028 Senior Unsecured Notes, maturing on March 15, 2028
5.050% 2029 Notes	2029 Senior Unsecured Notes, maturing on March 15, 2029
5.050% 2030 Notes	2030 Senior Unsecured Notes, maturing on February 15, 2030
2017 Senior Convertible Debt	2017 Senior Subordinated Convertible Debt, maturing on February 15, 2027
2020 Senior Convertible Debt	2020 Senior Subordinated Convertible Debt, matured on November 15, 2024
2024 Senior Convertible Debt	2024 Senior Convertible Debt, maturing on June 1, 2030
2026 Senior Convertible Debt	2026 Senior Convertible Debt, maturing on February 15, 2030
AI/ML	Artificial Intelligence and Machine Learning
ASU	Accounting Standards Update
CEMs	Client engagement managers
Commercial Paper	Short-term unsecured promissory notes, of up to $2.75 billion outstanding at any one time, further updated to $2.25 billion outstanding at any one time pursuant to the Credit Agreement, as amended in March 2025
Convertible Debt	2017 Senior Convertible Debt, 2020 Senior Convertible Debt, 2024 Senior Convertible Debt and 2026 Senior Convertible Debt
Credit Agreement	Amended and Restated Credit Agreement, dated as of December 16, 2021, among the Company, as borrower, the lenders from time to time party thereto, and J.P. Morgan Chase Bank, N.A., as administrative agent, as amended by the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
Depositary Shares	Depositary Shares, each representing a 1/20th interest in a share of Series A Preferred Stock
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FAEs	Field applications engineers
FASB	Financial Accounting Standards Board
FPGA	Field-programmable gate array
IoT	Internet of Things
LTSAs	Long-term supply agreements
OEMs	Original equipment manufacturers
R&D	Research and development
Revolving Credit Facility	$2.75 billion revolving credit facility created pursuant to the Credit Agreement, reduced to $2.25 billion pursuant to the Second Amended and Restated Credit Agreement, dated as of March 25, 2025
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Senior Indebtedness	Revolving Credit Facility, Commercial Paper, 4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Senior Notes	4.900% 2028 Notes, 5.050% 2029 Notes, and 5.050% 2030 Notes
Series A Preferred Stock	7.50% Series A Mandatory Convertible Preferred Stock, issued on March 25, 2025, $0.001 par value per share
TSS	Total System Solution
U.S. GAAP	U.S. Generally Accepted Accounting Principles
(1) Certain terms used within this Form 10-Q are defined in the above table.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	June 30,	March 31,
	2026	2026
Cash and cash equivalents	$272.3	$240.3
Accounts receivable, net	967.7	894.7
Inventories	1,047.3	1,035.4
Other current assets	198.9	207.2
Total current assets	2,486.2	2,377.6
Property, plant and equipment, net	1,084.4	1,106.7
Goodwill	6,695.5	6,695.5
Intangible assets, net	2,001.4	2,033.4
Long-term deferred tax assets	1,781.8	1,792.5
Other assets	358.1	364.4
Total assets	$14,407.4	$14,370.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$228.9	$205.6
Accrued liabilities	1,065.5	930.7
Total current liabilities	1,294.4	1,136.3
Long-term debt	5,361.3	5,496.4
Long-term income tax payable	580.2	570.9
Long-term deferred tax liability	25.4	25.1
Other long-term liabilities	695.1	709.0
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at June 30, 2026 and March 31, 2026, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,424,252 shares issued and 543,008,365 shares outstanding at June 30, 2026; 578,423,967 shares issued and 542,079,011 shares outstanding at March 31, 2026	0.6	0.6
Additional paid-in capital	4,115.7	4,071.5
Common stock held in treasury: 35,415,887 shares at June 30, 2026; 36,344,956 shares at March 31, 2026	(2,532.6)	(2,551.4)
Accumulated other comprehensive loss	(3.7)	(4.2)
Retained earnings	4,871.0	4,915.9
Total stockholders' equity	6,451.0	6,432.4
Total liabilities and stockholders' equity	$14,407.4	$14,370.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,
	2026	2025
Net sales	$1,484.7	$1,075.5
Cost of sales	545.8	498.8
Gross profit	938.9	576.7

Research and development	308.9	255.5
Selling, general and administrative	184.3	159.3
Amortization of acquired intangible assets	90.0	107.6
Special charges and other, net	18.9	22.2
Operating expenses	602.1	544.6

Operating income	336.8	32.1

Interest income	1.4	4.9
Interest expense	(48.8)	(57.4)
Other income, net	0.5	4.6
Income (loss) before income taxes	289.9	(15.8)
Income tax provision	60.1	2.8
Net income (loss)	229.8	(18.6)
Dividends on Series A Preferred Stock	(27.8)	(27.8)
Net income (loss) attributable to common stockholders	$202.0	$(46.4)

Basic net income (loss) per common share	$0.37	$(0.09)
Diluted net income (loss) per common share	$0.37	$(0.09)
Dividends declared per common share	$0.455	$0.455
Basic common shares outstanding	542.5	539.2
Diluted common shares outstanding	550.5	539.2

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$229.8	$(18.6)
Components of other comprehensive income (loss):
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	0.5	(4.7)
Other comprehensive income (loss), net of tax effect	0.5	(4.7)
Comprehensive income (loss)	$230.3	$(23.3)

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$229.8	$(18.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.7	171.1
Deferred income taxes	11.4	(3.0)
Share-based compensation expense related to equity incentive plans	75.0	52.9
Amortization of debt discount	3.9	1.4
Amortization of debt issuance costs	2.3	1.4
Impairment of intangible assets	0.1	2.2
Other	(3.7)	(0.6)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(73.1)	(75.8)
(Increase) decrease in inventories	(9.2)	125.0
Increase in accounts payable and accrued liabilities	116.9	27.6
Change in other assets and liabilities	(28.0)	(3.4)
Change in income tax payable	29.4	(4.6)
Net cash provided by operating activities	511.5	275.6
Cash flows from investing activities:
Proceeds from capital-related government incentives	0.1	4.8
Investments in other assets	(38.2)	(23.8)
Capital expenditures	(13.9)	(17.9)
Net cash used in investing activities	(52.0)	(36.9)
Cash flows from financing activities:
Proceeds from issuance of Commercial Paper	1,466.7	—
Repayments of Commercial Paper	(1,604.3)	(174.1)
Proceeds from sale of common stock	13.0	12.4
Tax payments related to shares withheld for vested RSUs	(27.7)	(8.4)
Payment of cash dividends on Series A Preferred Stock	(27.8)	(25.1)
Payment of cash dividends on common stock	(246.9)	(245.5)
Capital lease payments	(0.4)	(0.4)
Other financing	(0.1)	(2.8)
Net cash used in financing activities	(427.5)	(443.9)
Net increase (decrease) in cash and cash equivalents	32.0	(205.2)
Cash and cash equivalents, at beginning of period	240.3	771.7
Cash and cash equivalents, at end of period	$272.3	$566.5

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3
Net loss	—	—	—	—	—	(18.6)	(18.6)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.4	—	—	—	12.4
RSU withholdings	—	—	(8.4)	—	—	—	(8.4)
Treasury stock used for new issuances	—	—	(11.3)	11.3	—	—	—
Share-based compensation	—	—	52.3	—	—	—	52.3
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.5)	(245.5)
Balance at June 30, 2025	$—	$0.6	$3,974.0	$(2,600.3)	$(6.4)	$5,489.2	$6,857.1

Balance at March 31, 2026	$—	$0.6	$4,071.5	$(2,551.4)	$(4.2)	$4,915.9	$6,432.4
Net income	—	—	—	—	—	229.8	229.8
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	13.0	—	—	—	13.0
RSU withholdings	—	—	(27.7)	—	—	—	(27.7)
Treasury stock used for new issuances	—	—	(18.8)	18.8	—	—	—
Share-based compensation	—	—	77.7	—	—	—	77.7
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(246.9)	(246.9)
Balance at June 30, 2026	$—	$0.6	$4,115.7	$(2,532.6)	$(3.7)	$4,871.0	$6,451.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.  The results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or for any other period.

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

In the semiconductor products segment, the Company designs, develops, manufactures and markets mixed-signal microcontrollers, development tools and analog, interface, mixed-signal, timing, wired and wireless connectivity devices, and memory products. Under the leadership of the CODM, the Company is structured and organized around standardized roles and responsibilities based on product groups and functional activities. The Company's product groups are responsible for product research, design and development. The Company's functional activities include sales, marketing, manufacturing, information technology, human resources, legal and finance. The Company's product groups have similar products, production processes, types of customers and methods for distribution. In addition, the tools and technologies used in the design and manufacture of the Company's products are shared among the various product groups. The Company's product group leaders, under the direction of the CODM, define the product roadmaps and team with sales personnel to achieve design wins, revenue and other performance targets. Product group leaders also interact with manufacturing and operational personnel who are responsible for the production, prioritization and planning of the Company's manufacturing capabilities to help ensure the efficiency of the Company's operations and fulfillment of customer requirements.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Three Months Ended June 30, 2026
	Semiconductor products	Technology licensing	Total
Net sales	$1,442.1	$42.6	$1,484.7
Cost of sales	545.8	—	545.8
Gross profit	$896.3	$42.6	$938.9

	Three Months Ended June 30, 2025
	Semiconductor products	Technology licensing	Total
Net sales	$1,042.5	$33.0	$1,075.5
Cost of sales	498.8	—	498.8
Gross profit	$543.7	$33.0	$576.7

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended June 30,
	2026	2025
Mixed-signal Microcontrollers	$739.1	$532.6
Analog	410.9	316.2
Other	334.7	226.7
Total net sales	$1,484.7	$1,075.5

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended June 30,
	2026	2025
Distributors	$772.8	$507.0
Direct customers	669.3	535.5
Licensees	42.6	33.0
Total net sales	$1,484.7	$1,075.5

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

The consideration received from customers is fixed, with the exception of consideration from certain distributors and customers under LTSAs. Certain of the Company's distributors are granted price concessions and return rights, which result in variable consideration. The amount of revenue recognized for sales to these certain distributors is adjusted for estimates of the price concessions and return rights that are expected to be claimed. These estimates are based on the recent history of price concessions and stock rotations, which are recorded as sales related reserves and refund liabilities within accrued liabilities on the Company's condensed consolidated balance sheets.

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of June 30, 2026, the Company had approximately $431.0 million of deferred revenue, of which $174.2 million is included within accrued liabilities and the remaining $256.8 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2026, the Company had approximately $461.2 million of deferred revenue, of which $179.2 million is included within accrued liabilities and the remaining $282.0 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $64.3 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2026 was recognized as revenue during the three months ended June 30, 2026. Approximately $62.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the three months ended June 30, 2025.

Of the $431.0 million of deferred revenue as of June 30, 2026, $333.9 million is cash collected from customers under LTSAs, of which $100.4 million is included within accrued liabilities and $233.5 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years at inception. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. The recognition of these amounts as net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $97.1 million of deferred revenue as of June 30, 2026 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $97.1 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$229.8	$(18.6)
Dividends on Series A Preferred Stock	(27.8)	(27.8)
Net income (loss) attributable to common stockholders	202.0	(46.4)
Basic weighted average common shares outstanding	542.5	539.2
Dilutive effect of RSUs	7.3	—
Dilutive effect of 2017 Senior Convertible Debt	0.7	—
Dilutive effect of Series A Preferred Stock	—	—
Diluted weighted average common shares outstanding	550.5	539.2
Basic net income (loss) per common share	$0.37	$(0.09)
Diluted net income (loss) per common share	$0.37	$(0.09)

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the three months ended June 30, 2026, the calculation of diluted net income per common share excluded 23.8 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive. For the three months ended June 30, 2025, the calculation of diluted net loss per common share excluded 3.0 million common shares from equity incentive plans, 0.3 million common shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt, and 27.0 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive as the Company generated a net loss.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended June 30,
	2026	2025
2017 Senior Convertible Debt	$42.33	$43.47
2024 Senior Convertible Debt	$121.80	$121.82
2026 Senior Convertible Debt	$104.17	$—

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			June 30,	March 31,
			2026	2026
Commercial Paper			$211.0	$349.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness(2)			3,211.0	3,349.0

2017 Senior Convertible Debt	1.625%	1.8%	37.9	37.9
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
2026 Senior Convertible Debt	0.000%	0.5%	900.0	900.0
Total Convertible Debt			2,187.9	2,187.9

Gross long-term debt including current maturities			5,398.9	5,536.9
Less: Debt discount(3)			(8.4)	(9.3)
Less: Debt issuance costs(4)			(29.2)	(31.2)
Net long-term debt including current maturities			5,361.3	5,496.4
Less: Current maturities(5)			—	—
Net long-term debt			$5,361.3	$5,496.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at June 30, 2026 and at March 31, 2026.
(2) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt.

(3) The unamortized discount consists of the following (in millions):

	June 30,	March 31,
	2026	2026
Commercial Paper	$(0.4)	$(0.5)
4.900% 2028 Notes	(1.9)	(2.2)
5.050% 2029 Notes	(3.0)	(3.3)
5.050% 2030 Notes	(3.1)	(3.3)
Total unamortized discount	$(8.4)	$(9.3)

(4) Debt issuance costs consist of the following (in millions):

	June 30,	March 31,
	2026	2026
4.900% 2028 Notes	(1.0)	(1.1)
5.050% 2029 Notes	(1.2)	(1.2)
5.050% 2030 Notes	(1.3)	(1.4)
2024 Senior Convertible Debt	(10.7)	(11.4)
2026 Senior Convertible Debt	(15.0)	(16.1)
Total debt issuance costs	$(29.2)	$(31.2)

(5) As of June 30, 2026, the outstanding Commercial Paper which matures within the three months ending September 30, 2026, and the 2017 Senior Convertible Debt which is convertible and which matures on February 15, 2027, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion on a long-term basis. As of March 31, 2026, the outstanding Commercial Paper which matured within the three months ending June 30, 2026, and the 2017 Senior Convertible Debt which was convertible and which matures on February 15, 2027, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of June 30, 2026, are as follows (in millions):

Fiscal year ending March 31,	Amount
2027	$248.9
2028	1,000.0
2029	1,000.0
2030	1,900.0
2031	1,250.0
Thereafter	—
Total	$5,398.9

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of June 30, 2026
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.6261	$42.33	11.8140	33.6672
2024 Senior Convertible Debt(1)	8.2105	$121.80	—	10.4682
2026 Senior Convertible Debt(1)	9.5993	$104.17	—	13.4390
(1) As of June 30, 2026, the 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt were not convertible. As of June 30, 2026, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between July 1, 2026 and September 30, 2026 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended June 30, 2026.

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

Interest expense consists of the following (in millions):

	Three Months Ended June 30,
	2026	2025
Debt issuance cost amortization	$0.6	$0.7
Debt discount amortization	3.9	1.4
Interest expense	38.2	51.0
Total interest expense on Senior Indebtedness	42.7	53.1
Debt issuance cost amortization	1.7	0.7
Coupon interest expense	2.5	2.5
Total interest expense on Convertible Debt	4.2	3.2
Other interest expense	1.9	1.1
Total interest expense	$48.8	$57.4

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial Paper. As of June 30, 2026, the Company had $211.0 million of Commercial Paper outstanding with a weighted-average interest rate of 4.04%.

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

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	June 30, 2026		March 31, 2026
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$210.6	$211.0	$348.5	$349.0
4.900% 2028 Notes	997.1	1,005.0	996.7	1,006.0
5.050% 2029 Notes	995.8	1,008.4	995.5	1,013.6
5.050% 2030 Notes	995.6	1,007.7	995.3	1,009.0
2017 Senior Convertible Debt	37.9	97.8	37.9	62.6
2024 Senior Convertible Debt	1,239.3	1,378.3	1,238.6	1,243.8
2026 Senior Convertible Debt	885.0	1,036.3	883.9	875.0
Total	$5,361.3	$5,744.5	$5,496.4	$5,559.0
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	June 30, 2026
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,060.9	$(5,301.6)	$1,759.3
Customer-related	202.5	(168.5)	34.0
In-process research and development	7.0	—	7.0
Software licenses	302.5	(101.4)	201.1
Total	$7,572.9	$(5,571.5)	$2,001.4

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,039.6	$(5,212.9)	$1,826.7
Customer-related	202.5	(165.3)	37.2
In-process research and development	7.0	—	7.0
Software licenses	285.9	(123.4)	162.5
Total	$7,535.0	$(5,501.6)	$2,033.4

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2027 through fiscal 2031, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2027	$358.0
2028	$365.6
2029	$294.0
2030	$264.4
2031	$236.6

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended June 30,
	2026	2025
Amortization expense charged to cost of sales	$5.1	$5.2
Amortization expense charged to operating expense	113.8	126.4
Total amortization expense	$118.9	$131.6

The Company recognized impairment charges of $0.1 million in the three months ended June 30, 2026 and $2.2 million in three months ended June 30, 2025.

The following shows the goodwill balance as of June 30, 2026 and March 31, 2026 by segment (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Goodwill	$6,676.3	$19.2

At March 31, 2026, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through June 30, 2026, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	June 30,	March 31,
	2026	2026
Trade accounts receivable	$957.1	$889.7
Other	15.9	10.3
Total accounts receivable, gross	973.0	900.0
Less: allowance for expected credit losses	5.3	5.3
Total accounts receivable, net	$967.7	$894.7

Inventories

The components of inventories consist of the following (in millions):

	June 30,	March 31,
	2026	2026
Raw materials	$136.4	$135.1
Work in process	740.1	731.4
Finished goods	170.8	168.9
Total inventories	$1,047.3	$1,035.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	June 30,	March 31,
	2026	2026
Land	$99.7	$99.7
Building and building improvements	712.6	711.0
Machinery and equipment	2,487.1	2,470.3
Projects in process	424.5	429.5
Total property, plant and equipment, gross	3,723.9	3,710.5
Less: accumulated depreciation and amortization	2,639.5	2,603.8
Total property, plant and equipment, net	$1,084.4	$1,106.7
Depreciation expense attributed to property, plant and equipment was $37.8 million for the three months ended June 30, 2026, compared to $39.5 million for the three months ended June 30, 2025.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three months ended June 30, 2026 and 2025, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	June 30,	March 31,
	2026	2026
Accrued compensation and benefits	$164.3	$132.1
Income taxes payable	43.1	24.3
Deferred revenue	174.2	179.2
Sales related reserves and refund liabilities	377.0	338.5
Current portion of lease liabilities	37.4	38.8
Accrued expenses and other liabilities	269.5	217.8
Total accrued liabilities	$1,065.5	$930.7

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of June 30, 2026, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2027	$406.3
2028	85.5
2029	16.2
2030	9.6
2031	6.2
Thereafter	29.8
Total	$553.6

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $206.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of June 30, 2026, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Legal Matters

In the ordinary course of the Company's business, it is exposed to various legal actions as a result of contracts, product liability, customer claims, pricing or royalty disputes with customers and licensees, governmental investigations and other matters. The Company is involved in a limited number of these legal actions, both as plaintiff and defendant, with respect to the foregoing types of matters. Consequently, the Company could incur uninsured liability in any of these legal actions.  The Company also periodically receives notifications from various third parties alleging infringement of patents or other intellectual property rights, or from customers requesting reimbursement for various costs. With respect to pending legal actions to which the Company is a party and other claims, although the outcomes are generally not determinable, the Company believes that the ultimate resolution of these matters (other than certain tax matters in Malaysia as described in Note 11 below) will not have a material adverse effect on its financial position, cash flows or results of operations. Litigation, governmental investigations and disputes relating to the semiconductor industry are not uncommon, and the Company is, from time to time, subject to such litigation, governmental investigations and disputes.  As a result, no assurances can be given with respect to the extent or outcome of any such litigation, governmental investigations or disputes in the future.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of June 30, 2026, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $15.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s tax expense for the three months ended June 30, 2026 resulted in an effective tax rate of 20.7% and is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A comparison of the Company’s effective tax rates for the three months ended June 30, 2026 and June 30, 2025 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

The Company's effective tax rate is different than the statutory rates in the U.S. due to foreign income taxed at different rates than the U.S., changes in uncertain tax benefit positions, changes to valuation allowances, generation of tax credits, and the impact of Net Controlled Foreign Corporation Tested Income in the U.S. In addition, the Company has numerous tax holidays it receives related to its Thailand manufacturing operations based on its investment in property, plant and equipment in Thailand. The Company's tax holiday periods in Thailand expire at various times in the future, however, the Company actively seeks to obtain new tax holidays. The material components of foreign income taxed at different rates than the U.S. are earnings accrued in Thailand, Malta, and Ireland.

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

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, the Company entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion ($474.7 million based on the exchange rate as of June 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could commence in the next 18 months.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended June 30,
	2026	2025
Cost of sales(1)	$8.7	$7.7
Research and development	41.1	29.1
Selling, general and administrative	25.2	16.1
Pre-tax effect of share-based compensation	75.0	52.9
Income tax benefit	15.5	10.9
Net income effect of share-based compensation	$59.5	$42.0
(1) During the three months ended June 30, 2026, $6.5 million of share-based compensation expense was capitalized to inventory and $8.7 million of previously capitalized share-based compensation expense in inventory was sold. During the three months ended June 30, 2025, $3.6 million of share-based compensation expense was capitalized to inventory and $7.7 million of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	0.7	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.1)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2025	1.5	578.4	38.7

Balance at March 31, 2026	1.5	578.4	36.3
Common stock issued under employee equity incentive plans	—	1.2	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.3)	—
Treasury stock used for new issuances	—	(0.9)	(0.9)
Balance at June 30, 2026	1.5	578.4	35.4

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock in the three months ended June 30, 2026. As of June 30, 2026, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of June 30, 2026, the Company had approximately 35.4 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the condensed consolidated balance sheets until paid. Dividends paid on Series A Preferred Stock in the three months ended June 30, 2026 were an aggregate of $27.8 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on August 6, 2026 and will be paid on September 15, 2026 to the holders of Series A Preferred Stock of record as of September 1, 2026.

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

In connection with the issuance of the 29.7 million Depositary Shares, representing approximately 1.5 million shares of its Series A Preferred Stock, the Company entered into capped call option transactions with several financial institutions at a cost of $55.1 million. Upon conversion of the Series A Preferred Stock, the Company may exercise the capped call options subject to a cap price of $71.40 per share, subject to certain adjustments under the terms of the capped call options, which are generally expected to reduce the potential dilution to the Company's common stock upon conversion of the Series A Preferred Stock and/or offset any cash payments the Company is required to make. As these transactions meet certain accounting criteria, the capped call options were recorded as a reduction of stockholders' equity when they were issued and are not accounted for as derivatives.

Common Stock Dividends

A quarterly cash dividend of $0.455 per share of common stock was paid on June 5, 2026 in the aggregate amount of $246.9 million.  A quarterly cash dividend of $0.455 per share of common stock was declared on August 6, 2026 and will be paid on September 9, 2026 to stockholders of record as of August 24, 2026. The Company expects the September 2026 payment of its quarterly cash dividend on its common stock to be approximately $247.4 million.

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
•The ability of our partners to provide services, supplies, and materials and continued performance under financial challenges;
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
•Our expectations regarding our tax expense, unrecognized tax benefits, cash taxes and effective tax rate;
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
•Our expectations regarding past or potential future acquisitions, joint development agreements or other strategic relationships and any related benefits; and
•The impact on our business stemming from Russia’s invasion of Ukraine and military conflict in the Middle East.

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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

In March 2025, we implemented a business recovery plan which included restructuring actions to reduce our costs, resize our manufacturing operations and reduce our headcount. In fiscal 2026, we saw an improvement in our overall business due to increased demand after our customers reduced excess inventory levels. Consistent with our recovery plan, we reduced inventory in fiscal 2026 and our inventory days decreased sequentially in the June 2026 quarter and we are now experiencing strong revenue growth. Net sales in each of our product lines and each of our geographies as well as net sales to our distributors increased sequentially in the June 2026 quarter compared to the March 2026 quarter. While current market trends are positive, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of a recession, and the effects of potential trade policies, including tariffs.

Strategy

We develop, manufacture and sell smart, connected and secure embedded control solutions used by our customers for a wide variety of applications. With over 35 years of technology leadership, our broad product portfolio offers a Total System Solution for our customers that can provide a large portion of the silicon requirements in their applications. TSS is a combination of hardware, software and services which help our customers increase their revenue, reduce their costs and manage their risks compared to other solutions. Our strategic focus includes general purpose and specialized mixed-signal microcontrollers, microprocessors, analog, FPGA, data centers, networking and memory products. In July 2024, we entered the 64-bit mixed-signal microprocessor market, furthering our expansion beyond our 32-bit architecture. Our synergistic product portfolio empowers disruptive growth trends, including AI/ML, data center, edge computing and IoT, E-mobility, networking and connectivity, and sustainability, in key end markets such as automotive, aerospace and defense, communications, consumer appliances, data centers and computing, and industrial.

Our manufacturing operations include wafer fabrication, wafer probe, assembly and test and systems builds. In December 2024, we announced our decision to close the manufacturing operations of our Fab 2 wafer fabrication facility in Tempe, Arizona and the closure was completed in May 2025. The decision to close Fab 2 was driven by high inventory levels and ample manufacturing capacity at our other wafer fabrication facilities. All of the process technologies that were running in Fab 2 will be transferred to Fab 4 and Fab 5 and many such technologies are already running in Fab 4 and Fab 5, both of which have ample clean room space for expansion. The ownership of a substantial portion of our manufacturing resources is an important component of our business strategy, enabling us to maintain a high level of manufacturing control, resulting in us being one of the lowest cost producers in the embedded control industry.  By owning wafer fabrication facilities and our assembly and test operations, and by employing statistical techniques (such as statistical process control, designed experiments and wafer level monitoring), we have been able to achieve and maintain high production yields.  Direct control over manufacturing resources allows us to shorten our design and production cycles. This control also allows us to capture a portion of the wafer manufacturing, assembly and testing profit margin.

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

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first three months of the fiscal year ending March 31, 2027 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended June 30,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	36.8	46.4
Gross profit	63.2	53.6

Research and development	20.8	23.8
Selling, general and administrative	12.4	14.8
Amortization of acquired intangible assets	6.0	9.9
Special charges and other, net	1.3	2.1
Operating income	22.7%	3.0%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$1,484.7	$1,075.5	38.0%

The increase in net sales in the three months ended June 30, 2026 compared to June 30, 2025 was primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the changes in our reported net sales for the three months ended June 30, 2026 compared to June 30, 2025 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
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

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the changes in our net sales in the three months ended June 30, 2026 or the three months ended June 30, 2025.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2026	%	2025	%
Mixed-signal Microcontrollers	$739.1	49.8	$532.6	49.5
Analog	410.9	27.7	316.2	29.4
Other	334.7	22.5	226.7	21.1
Total net sales	$1,484.7	100.0	$1,075.5	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 49.8% of our net sales in the three months ended June 30, 2026 compared to approximately 49.5% of our net sales in the three months ended June 30, 2025.

Net sales of our mixed-signal microcontroller products increased 38.8% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production.

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

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 27.7% of our net sales in the three months ended June 30, 2026 compared to approximately 29.4% of our net sales in the three months ended June 30, 2025.

Net sales from our analog product line increased 29.9% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increased demand due to a portion of our customer base having reduced excess inventory levels as well as new customer design win activity entering production.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable, similar to the pricing stability experienced in our mixed-signal microcontroller products. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 22.5% of our net sales in the three months ended June 30, 2026 compared to approximately 21.1% of our net sales in the three months ended June 30, 2025.

Net sales related to these services and products increased 47.6% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in net sales was primarily due to a portion of our customer base having reduced excess inventory levels and needing to purchase products at a higher level to support demand. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 52% of our net sales in the three months ended June 30, 2026 and approximately 47% of our net sales in the three months ended June 30, 2025. With the exception of Arrow Electronics, our largest distributor, which accounted for 12% and 11% of our net sales in the three months ended June 30, 2026 and in the three months ended June 30, 2025, no other distributor or direct customer accounted for more than 10% of our net sales during these periods. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At June 30, 2026, our distributors maintained 25 days of inventory of our products compared to 26 days at March 31, 2026.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days. Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended June 30,
	2026	%	2025	%
Americas	$430.8	29.0	$307.6	28.6
Europe	284.4	19.2	225.4	21.0
Asia	769.5	51.8	542.5	50.4
Total net sales	$1,484.7	100.0	$1,075.5	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 76% of our total net sales in the three months ended June 30, 2026 compared to approximately 77% of our total net sales in the three months ended June 30, 2025. Our net sales in all geographies increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in the three months ended June 30, 2026 was $938.9 million, or 63.2% of net sales, compared to $576.7 million, or 53.6% of net sales, in the three months ended June 30, 2025.

The primary reasons for the increase in gross profit of $362.2 million in the three months ended June 30, 2026 compared to June 30, 2025 were due to changes in product mix, lower unabsorbed capacity charges, lower inventory reserves and higher licensing revenue. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was a favorable impact of $13.0 million in the three months ended June 30, 2026 compared to June 30, 2025. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $68.6 million in the three months ended June 30, 2026, compared to June 30, 2025. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $9.6 million in the three months ended June 30, 2026 compared to June 30, 2025.

Our overall inventory levels were $1.05 billion at June 30, 2026, compared to $1.04 billion at March 31, 2026. We maintained 175 days of inventory on our balance sheet at June 30, 2026 compared to 185 days of inventory at March 31, 2026. Our overall inventory level in dollars remained relatively flat and our inventory level in days decreased as a result of our efforts to balance manufacturing production, customer demand and inventory levels. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 68% of our assembly requirements were performed in our internal assembly facilities during the three months ended June 30, 2026, compared to 69% during the three months ended June 30, 2025. During the three months ended June 30, 2026, approximately 71% of our test requirements were performed in our internal facilities compared to 68% during the three months ended June 30, 2025. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 67% of our net sales came from products that were produced at outside wafer foundries during the three months ended June 30, 2026, compared to 64% during the three months ended June 30, 2025. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended June 30, 2026 were $308.9 million, or 20.8% of net sales, compared to $255.5 million, or 23.8% of net sales, for the three months ended June 30, 2025. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $53.4 million, or 20.9%, for the three months ended June 30, 2026 over the same period last year.  The primary reasons for the increase in R&D expenses were higher employee compensation costs including higher share-based compensation expenses.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2026 were $184.3 million, or 12.4% of net sales, compared to $159.3 million, or 14.8% of net sales, for the three months ended June 30, 2025.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and FAEs who work to stimulate demand from sales offices worldwide by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $25.0 million, or 15.7%, for the three months ended June 30, 2026 over the same period last year.  The increase in selling, general and administrative expenses was primarily due to higher employee compensation costs, including higher share-based compensation expenses partially offset by lower costs for professional services associated with certain legal matters.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three months ended June 30, 2026 was $90.0 million, compared to $107.6 million for the three months ended June 30, 2025. The primary reason for the decrease in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three months ended June 30, 2026, we incurred special charges and other, net of $18.9 million, primarily due to legal contingencies of $16.0 million and $2.9 million related to restructuring expenses for the closure of our Tempe, Arizona wafer fabrication facility. During the three months ended June 30, 2025, we incurred special charges and other, net of $22.2 million primarily related to restructuring expenses, including contract exit costs, closure of our Fab 2 wafer fabrication facility in Tempe, Arizona and employee separation costs.

Other Income (Expense)

Interest income in the three months ended June 30, 2026 was $1.4 million compared to $4.9 million in the three months ended June 30, 2025.

Interest expense in the three months ended June 30, 2026 was $48.8 million compared to $57.4 million for the three months ended June 30, 2025. The primary reasons for the decrease in interest expense in the three months ended June 30, 2026 compared to the same period last year were lower debt balances and lower interest rates.

Other income, net in the three months ended June 30, 2026 was $0.5 million compared to $4.6 million other income, net for the three months ended June 30, 2025. The primary reason for the change in other income, net in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 relates to foreign currency exchange rate fluctuations.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. A comparison of our effective tax rates for the three months ended June 30, 2026 and June 30, 2025 is not meaningful due to changes in the amount of pre-tax income earned, changes in the mix of jurisdictions in which income is earned, and the impact of discrete items relative to the amount of income earned.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the three months ended June 30, 2026 and June 30, 2025 was approximately 22.0%. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

Our foreign tax rate differential primarily relates to our operations in Malta, taxed at a 35.0% statutory tax rate, and in Ireland, taxed at a 12.5% statutory tax rate. The foreign tax rate differential impact from Malta is offset with the effect of the notional interest deduction. Additionally, our Thailand manufacturing operations are currently subject to numerous tax holidays granted to us based on our investment in property, plant, and equipment in Thailand. Our tax holiday periods in Thailand expire at various times in the future; however, we actively seek to obtain new tax holidays, otherwise we will be subject to tax at the statutory tax rate of 20.0%. We do not expect the future expiration of any of our tax holiday periods in Thailand to have a material impact on our effective tax rate.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $474.7 million based on the exchange rate as of June 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 18 months.

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

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. Several countries where we operate have enacted related legislation. In January 2026, the Organisation for Economic Co-operation and Development published a side-by-side system, which excludes U.S. multi-national entities from certain aspects of the GMT. The side-by-side system must be transposed into local tax laws for it to become effective, which has yet to occur in most countries where we operate. We will continue to monitor developments around this guidance, including the transposition of the side-by-side system into local laws. The impact of the GMT for the three months ended June 30, 2026 has been reflected in our financial results.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes have been recognized in the period ending June 30, 2026. The impact of OBBBA for the three months ended June 30, 2026 was not material to our financial results. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations.

Liquidity and Capital Resources

We had $272.3 million in cash and cash equivalents at June 30, 2026, an increase of $32.0 million from the March 31, 2026 balance.

Operating Activities

Net cash provided by operating activities was $511.5 million in the three months ended June 30, 2026 primarily due to net income of $229.8 million, adjusted for non-cash and non-operating charges of $245.7 million and net cash inflows of $36.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the three months ended June 30, 2026 include an increase in accrued liabilities driven by increases in sales related reserves, wage related accruals and accrued interest partially offset by a decrease due to cash refunded to our customers under certain LTSAs, and an increase in income tax payable, offset by an increase in trade accounts receivable driven primarily by higher revenue and timing of shipments and collections. Net cash provided by operating activities was $275.6 million in the three months ended June 30, 2025 primarily due to net loss of $18.6 million, adjusted for non-cash and non-operating charges of $225.4 million and net cash inflows of $68.8 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $52.0 million in the three months ended June 30, 2026 compared to $36.9 million in the three months ended June 30, 2025. During the three months ended June 30, 2026, and the three months ended June 30, 2025, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the three months ended June 30, 2026 were $13.9 million compared to $17.9 million in the three months ended June 30, 2025. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. We have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2027. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100.0 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Financing Activities

Net cash used in financing activities was $427.5 million in the three months ended June 30, 2026 compared to $443.9 million in the three months ended June 30, 2025. Significant transactions affecting our net financing cash flows included:
•in the first three months of fiscal 2027, $137.6 million of net cash used to pay down our Commercial Paper program, and
•in the first three months of fiscal 2026, $174.1 million of net cash used to pay down our Commercial Paper balance, and
•in the first three months of fiscal 2027 and fiscal 2026, we paid cash dividends to our common stockholders of $246.9 million and $245.5 million, respectively, and
•in the first three months of fiscal 2027 and fiscal 2026, we paid cash dividends to our preferred stockholders of $27.8 million and $25.1 million, respectively.

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

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. As of June 30, 2026, the principal amount of our outstanding indebtedness was $5.40 billion. We had no outstanding borrowings under the Revolving Credit Facility at June 30, 2026 and at March 31, 2026. At June 30, 2026, we had $211.0 million outstanding principal amount of Commercial Paper compared to $349.0 million at March 31, 2026.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization in the first three months of fiscal 2027 or in the first three months of fiscal 2026. As of June 30, 2026, approximately $1.56 billion remained available for repurchases under the program. As of June 30, 2026, we held approximately 35.4 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments on our common stock have totaled approximately $8.86 billion. A quarterly dividend of $0.455 per share of common stock was declared on August 6, 2026 and will be paid on September 9, 2026 to stockholders of record as of August 24, 2026. We expect the aggregate cash dividend on our common stock for the September 2026 quarter to be approximately $247.4 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. To date, our cumulative dividend payments on our Series A Preferred Stock have totaled approximately $136.3 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on August 6, 2026 and will be paid on September 15, 2026 to the holders of Series A Preferred Stock of record as of September 1, 2026.

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

	As of June 30, 2026	As of March 31, 2026
Current assets, excluding intercompany	$330.7	$288.8
Intercompany receivables from Non-Guarantors	3,712.2	3,579.0
Goodwill and intangible assets	4,633.2	4,595.3
Non-current assets, excluding intercompany	1,109.6	1,127.6
Non-current intercompany receivables from Non-Guarantors	179.7	179.8
Total assets	$9,965.4	$9,770.5

Current liabilities, excluding intercompany	$323.1	$240.9
Intercompany payables due to Non-Guarantors	6,830.4	6,583.8
Long-term debt	5,361.3	5,496.4
Non-current liabilities, excluding intercompany	935.4	919.6
Non-current intercompany payables due to Non-Guarantors	2,116.9	2,113.0
Total liabilities	$15,567.1	$15,353.7

	Three Months Ended June 30, 2026	For the Year Ended March 31, 2026
Revenue, excluding intercompany	$446.3	$1,431.0
Revenue from Non-Guarantors	157.2	682.8
Total revenue	$603.5	$2,113.8
Gross profit, excluding intercompany	391.5	1,070.8
Gross loss from Non-Guarantors	(175.0)	(369.8)
Total gross profit	$216.5	$701.0
Operating income, excluding intercompany	248.4	582.4
Operating loss from Non-Guarantors	(175.0)	(369.8)
Total operating income	$73.4	$212.6
Net income, excluding intercompany	198.5	348.9
Net loss from Non-Guarantors	(179.6)	(383.7)
Total net income (loss)	$18.9	$(34.8)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026, our current and long-term debt totaled $5.40 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months by issuing new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. If we refinance our fixed rate debt with variable rate debt, changes in interest rates will have a more significant impact on our interest expense. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•impact of evolving risks related to artificial intelligence (AI), cybersecurity and data privacy across our products, operations, regulatory compliance, intellectual property, talent, and transactions;
•exposure of our customers' business and proprietary confidential information due to security vulnerabilities of our products;
•risks related to internal use of AI;
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
•constrained availability from other suppliers or disruptions in transit systems impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
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
•our ability to successfully transition to more advanced process technologies to reduce manufacturing costs or introduce more advanced products, and the ability to produce these products at desired volumes;
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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs collected pursuant to the International Emergency Economic Powers Act (IEEPA) were unconstitutional. On April 20, 2026, the U.S. Customs and Border Protection (CBP) began processing refunds through its Consolidated Administration and Processing of Entries (CAPE) portal. Although Microchip has submitted claims for refunds of certain previously paid tariffs under IEEPA and has received some of the requested refunds to date, the timing and amount of any additional recoveries remain uncertain. Accordingly, we cannot predict the timing, likelihood, or amount of any future refunds or other recoveries that may ultimately be realized.

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

Any such impacts on our customers' production levels may reduce demand for our products and adversely affect our operating results.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first three months of fiscal 2027, approximately 67% of our net sales came from products that were produced at outside wafer foundries compared to 65% of our net sales in fiscal 2026. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first three months of fiscal 2027, approximately 32% of our assembly requirements and 29% of our test requirements were performed by third-party contractors, compared to approximately 33% and 31%, respectively, during fiscal 2026. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. We may decide to still purchase products or services under these contracts even though we currently may not need all of them in order to take advantage of contract credits. This could result in excess inventory and inventory reserve charges that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, or greater capacity for certain types of products, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. As more companies focus on building leading edge products, our manufacturing subcontractors are becoming capacity constrained in their ability to manufacture such products. These events may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors, but we believe that we will be able to obtain sufficient capacity from our manufacturing subcontractors.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first three months of fiscal 2027, approximately 76% of our net sales were made to foreign customers, including 19% in China and 15% in Taiwan. During fiscal 2026, approximately 75% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in the past, competition in China is intense. Throughout fiscal 2025 and fiscal 2026, changes in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. For example, on September 13, 2025, China's Ministry of Commerce initiated an antidumping investigation of imports into China of analog semiconductors originating in the United States. While we were not a subject of this investigation and the Chinese government agreed to suspend these investigations as part of a trade agreement announced on November 1, 2025, the Chinese government may resume this investigation at its election. If this takes place, additional tariffs may be imposed and could have an adverse impact on our revenue. Also, on April 13, 2026, China's State Council released a regulation intended to be a retaliatory measure to combat the extraterritorial application of foreign laws pertaining to trade controls, sanctions, and similar measures. This regulation may expose us to potential civil liability, administrative measures, and other remedial actions if the Chinese government determines that we caused harm by complying with certain foreign laws. This could have a material adverse effect on our business, results of operations or financial conditions.

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
•changes in laws related to taxes, trade, environment, health and safety, technical standards, climate change, and consumer protection;
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

Geopolitical instability and conflicts in the Middle East, including military activity and hostilities involving Iran, create significant uncertainty for global markets, including energy and materials markets, and could adversely impact our operations and financial results. The region is a major source of global oil production and a critical transit point for maritime shipping routes. Hostilities, infrastructure damage, sanctions, or blockages of key shipping lanes could disrupt oil production and distribution, reducing the availability of fuel or increasing fuel prices. Ongoing armed conflicts have already forced key state sponsored fuel production facilities in the region offline, contributing to global fuel price volatility.

In addition to fuel‑related risks, current conflict in the Middle East is disrupting supplies of critical semiconductor materials - including helium and bromine, both essential for wafer fabrication processes. For example, Qatar accounts for more than one‑third of the world's helium production, and recent Iranian drone strikes halted operations at major helium facilities. Additionally, bromine supplies are also at risk, as approximately two‑thirds of the global production originates from Israel and Jordan, and disruptions in the region could affect semiconductor etching, detection, and circuit‑formation processes.

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

Because many of our semiconductor products support time‑critical applications in the automotive, industrial, communications, aerospace and defense, and consumer sectors, delays in obtaining critical materials or increases in logistics costs could negatively impact customer relationships and customers' production schedules or purchasing decisions, reduce demand, and result in penalties under certain customer agreements. Prolonged or severe disruption - whether due to fuel shortages, materials constraints, logistics delays, or increased energy costs, or reduced customer demand - could adversely affect our ability to meet customer commitments and could materially harm our business, financial condition, and results of operations.

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first three months of fiscal 2027 and in fiscal 2026, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $38.5 million and $200.8 million, respectively.

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

Sales to distributors accounted for approximately 52% of our net sales in the first three months of fiscal 2027 and approximately 47% of our net sales in fiscal 2026. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of June 30, 2026, we had goodwill of $6.70 billion and net intangible assets of $2.00 billion. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through June 30, 2026, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in the first three months of fiscal 2027. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

We rely on the uninterrupted operation of complex IT systems and networks to operate our business.  Any improper handling of confidential data, or significant disruption to our systems or networks, including, but not limited to, any that may relate to new system implementations, computer viruses, security breaches or incidents, cyber-attacks, ransom-style attacks, theft or tampering, inadvertent error, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, security breaches or incidents in our customers' or third-party providers' networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, or any data we or our service providers maintain or otherwise process, including but not limited to, data belonging to us or our customers, suppliers, contractors or employees, or any perception any of the foregoing has occurred, could have a material adverse impact on our business, operations, supply chain, sales and operating results, result in regulatory inquiries, investigations or other proceedings against us, result in claims, demands and litigation against us, or damage our reputation.  Such improper handling of confidential data, or system or network disruption, or any cyber-attack or other means of effectuating a security breach or incident, could result in loss, unavailability or compromise of all or a portion of our systems and business operations, and a loss, unavailability, an unauthorized release of, or other unauthorized use or processing of, personal data, or our suppliers' or our customers' intellectual property or confidential, proprietary or sensitive information. Any such matter, or any perception that it has occurred, could harm our business or competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages, and may result in lower revenue, lower margins, regulatory investigations, inquiries or other proceedings, enforcement actions, remediation obligations, claims for damages, litigation, and fines, penalties, damages, other liabilities, and other sanctions.

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

AI also amplifies cybersecurity threats. As AI and machine learning evolve, they may lead to the development of dramatically more effective security tools, and cyber‑attackers may leverage these tools to enhance attack methods, identify novel security vulnerabilities, develop malicious code, sophisticated phishing attempts, and convincing deep fakes that manipulate our content or the voices or images of our leaders. Threats may also be introduced by our employees', our customers', or our partners' use of AI tools, including tools or models that interact with systems, data, code or third-party services, or by AI‑generated source code incorporated into products or systems that introduces malicious code or security vulnerabilities. We may be unaware of an incident, its magnitude or its effects until significant harm is done.

Our internal and partner use of AI tools presents further risks. Employees, consultants or partners may use AI tools in a manner posing risks to the unauthorized disclosure, use or processing of proprietary, confidential or regulated information and to intellectual property rights. The use of AI tools may result in allegations or claims relating to violation of third‑party IP rights, unauthorized access to or use or processing of proprietary, confidential or personal information, failure to comply with open‑source software requirements, or other legal or contractual obligations. AI tools may also generate unreliable, inaccurate, inferential, unexplainable or biased outputs that could lead to errors in decision‑making, product development or other business activities.

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

AI‑related laws, regulations and national and regional governmental policies are rapidly evolving and inconsistent across jurisdictions. New and existing frameworks in the United States, the European Union and China - including the EU AI Act's risk‑based approach - may impose additional compliance, transparency, conformity assessment, monitoring or usage‑restriction obligations on AI‑enabled products. Conflicting regulatory requirements across jurisdictions increase compliance complexity and costs, and failure or perceived failure to comply could result in fines, penalties, investigations, restrictions on product offerings, reputational harm, or lost sales or talent.

We also face AI‑related risks in acquisitions and strategic relationships, including regulatory violations or cybersecurity risks arising from an acquired company's or partner's use of AI. In addition, competition for talent with AI expertise has intensified, and our ability to attract, retain and train personnel with appropriate AI skills and literacy is critical to our innovation and product roadmap.

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

We limit our employees' use of AI tools, such as ChatGPT, in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential or other controlled information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in claims related to violation of privacy or third-party intellectual property rights, unauthorized access to or use of proprietary information, or government regulated data (e.g., controlled unclassified information, ITAR, export-controlled data), and noncompliance with actual or asserted legal, contractual, or other obligations (including open source requirements). AI tools may also produce unreliable, inaccurate, inferential, unexplainable or biased outputs that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective governance, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

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

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and handling, and cybersecurity, such as the European Union's (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the EU Cyber Resilience Act and Cybersecurity Act, and the CMMC program. The scope of such laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of regulated, protected or personal information, establish data privacy rights, impose risk assessment, certification and/or data breach notification requirements, and potentially limit contractual opportunities or create severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate data-handling and cybersecurity requirements, conformity assessments and incident reporting such as the CMMC program. Over time, failure to comply with CMMC requirements required by the U.S. Department of War and its prime customers may make us ineligible for government contracts. Such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA or make sales into government-related projects.

We have relied mainly on the European Commission's Standard Contractual Clauses (SCCs), for transfers of personal information from the EEA to the U.S. or other countries. While the EU Commission and the U.S. have developed the EU-U.S. Data Privacy Framework (EU-U.S. DPF), it already has faced a legal challenge and may face additional legal challenges. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from the EEA are lawful, we may face increased exposure to regulatory actions and substantial fines and injunctions against processing personal information from the EEA. The loss of our ability to lawfully transfer personal data out of the EEA may cause reluctance or refusal by European customers to communicate with us as they are currently, and we may be required to increase our data processing capabilities in the EEA at significant expense.

Furthermore, the GDPR and the U.K. equivalent of the GDPR expose us to two parallel data protection regimes in Europe, each of which potentially authorizes fines and enforcement actions for certain violations. Substantial fines may be imposed for breaches of data protection requirements, which, under the GDPR, can be up to 4% of a company's worldwide annual turnover or 20 million Euros, whichever is greater, and classes of individuals or consumer protection organizations may initiate litigation related to our processing of their personal data. Although the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission 'adequacy decision,' by the U.K.'s own adequacy regulations, or through the continued use of SCCs and binding corporate rules, these laws and regulations are subject to change, and any such changes could have adverse implications for our transfer of personal data from the U.K. to the EEA and other third countries. Additionally, new and updated AI regulations could impose onerous obligations that may disadvantage us and require us to change our business practices.

If other jurisdictions enact similar cross-border personal data transfer or local personal data residency laws, compliance could increase our costs, limit our ability to collaborate with parties that are subject to European and other data privacy and security laws, require additional personal data processing capabilities in Europe, and/or elsewhere, or expose us to fines or other sanctions.

In the U.S., federal, state, and local governments have enacted numerous laws and regulations relating to privacy, data protection and handling, and cybersecurity. For example, the CCPA and its corresponding regulations place increased privacy and security obligations on entities handling personal data of consumers or households. Additionally, numerous other states have proposed or enacted laws addressing privacy and security. The U.S. federal government also has rules, regulations and laws regarding handling of government-regulated data (e.g., controlled unclassified information, classified data, and export-controlled data) and continues to contemplate federal privacy legislation. The CCPA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and require us to modify our policies and practices.

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

It is also possible that from time to time we may be subject to claims related to the manufacture, performance, or use of our products. These claims may be due to injuries, economic damage, lost intellectual property, or environmental exposures related to manufacturing, a product's nonconformance to our or our customer's specifications, changes in our manufacturing processes, security vulnerabilities, or unexpected customer system issues due to the integration of our products or insufficient design or testing by our customers. We could incur significant expenses related to such matters, including, but not limited to:
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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under certain LTSAs, customers may cancel orders in the event of price increases. While we had approximately 102,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in the first three months of fiscal 2027, and several of our top direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued throughout fiscal 2024 and fiscal 2025.

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

A significant portion of our sales involve export and import activities. Our U.S.-manufactured products or products based on U.S. technology or U.S. software, or products incorporating U.S. content may be subject to laws and regulations administrated by various agencies including those under the U.S. Departments of State, Commerce, and Treasury, that govern international trade, including but not limited to the Foreign Corrupt Practices Act, Export Administration Regulations (EAR), International Traffic in Arms Regulations, economic embargoes and tariffs or other trade sanctions against certain countries and parties. Licenses or license exceptions are often required for the shipment of our products to certain countries as well as for releases of our technology and software to foreign nationals. Our inability to timely obtain a license for any reason, not limited to a delay in license processing due to a federal government shutdown, or changes in government policies of approval or denial of licenses, could cause a delay in scheduled shipments which could have a material adverse impact on our revenue within the quarter of a shutdown, and in following quarters depending on the extent that license processing is delayed. Further, determination by a government that we have failed to comply with trade regulations or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales and earnings. A change in laws and regulations could restrict our ability to transfer products to previously permitted countries, customers, distributors or others. For example, in October 2022, the U.S. Department of Commerce published a regulation that imposed restrictions on activities in or involving China, Hong Kong, and Macau related to advanced computing integrated circuits (ICs), advanced-node ICs, computers and other commodities that contain such ICs, certain semiconductor manufacturing items, and supercomputers. The regulation also expanded controls on transactions involving semiconductor manufacturing and semiconductor equipment manufacturing end-uses. Further, this regulation and others expanded the scope of foreign-produced items subject to license requirements under U.S. law.

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

In November 2023, the U.S. Department of Commerce added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Department of Commerce has issued a number of regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them and entities that are 50% or more owned by them. The BIS has temporarily suspended its 50% Affiliates Rule, until November 10, 2026. The result of these additional restrictions and the change in the U.S. administration in 2025 and increased attrition of U.S. government employees is that there has been a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Department of Commerce effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the various versions of the National Defense and Authorization Act when the supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a "military end use," to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. The U.S. Department of Commerce also currently imposes restrictions on importation and sale of certain Vehicle Connectivity System (VCS) hardware and covered software designed, developed, manufactured, or supplied by persons with a nexus to China, Hong Kong, Macau, or Russia. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Increased tariffs on our customers' products could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. Further, governments may impose restrictions on the sale to certain customers of our products, or any applications containing our products. For example, in April 2025 the Chinese government announced restrictions relating to the sale of certain raw materials and products containing certain components made by Micron, and they may direct companies within China to purchase Chinese-made products. The Chinese government may also re-initiate the suspended antidumping investigation into imports of analog chips originating in the United States and aggressively enforce the new regulation intended to combat the extraterritorial application of foreign trade controls, sanctions and other measures, which would likely have an adverse impact on our revenue if additional tariffs are imposed by the Chinese government on products subject to the investigation. Similar restrictions on our products or the products of our customers or suppliers could negatively impact our business and financial results. It is also possible that evolving U.S. export controls may encourage our non-U.S. customers to purchase from companies not subject to U.S. export controls, thereby harming our business, market position, and financial results. Excessive export controls increase the risk of investing in U.S. advanced semiconductor products, because by the time a new product is ready for market, it may be subject to new unilateral export controls restricting its sale. At the same time, such controls may increase investment in foreign competitors, which would be less likely to be restricted by U.S. controls.

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

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $474.7 million based on the exchange rate as of June 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 18 months. The ultimate outcome of disputes of this nature is uncertain, and if the IRB were to prevail on its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

New technology trends, such as cyber resiliency and security requirements and the rapid adoption of AI, require us, and our customers and suppliers, to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to cybersecurity, AI development, and the deployment of automation and AI in products, services and operations, including the EU AI Act, China's generative AI regulations, and various current or proposed U.S. federal and state AI and/or cybersecurity legislative or governance frameworks, executive orders, rules, regulations and laws. The EU AI Act, which has a phased implementation schedule, imposes requirements on AI systems based on their risk classification, and may require conformity assessments, registration, and ongoing monitoring for certain AI systems. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact us and our customers and supply chain.

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

In recent years, there has been an increased focus on corporate responsibility matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, data privacy, cybersecurity, trade controls, responsible sourcing and supply chain, use of products for illegal or unethical purposes, human rights, and social responsibility, especially in Europe and North America. We are committed to corporate responsibility and actively manage these issues in accordance with applicable law and including through our guiding values and our internal policies. As an example, since we do not support the actions of Russia against Ukraine, in March 2022 we stopped selling products to customers and distributors located in Russia and Belarus. However, we have been made aware that there are entities in Russia that indirectly obtained our products after March 2022 despite the preventative measures we took and continue to take. Though we continue to improve our processes and procedures to prevent the unauthorized flow of our products, our actions have not been fully successful. We operate in an extensive, ever-changing global supply chain, an expectation of complete traceability of standard semiconductor products to every end use and prevention of product misuse and diversion is unachievable. Thus, despite our efforts, our products may be used for illegal or objectionable applications and third parties may engage in conduct that we do not support or condone.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, leverage ratios, capital expenditures and dividend payments on our common stock and preferred stock. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the June 2026 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of June 30, 2026, the principal amount of our outstanding indebtedness was $5.40 billion. At June 30, 2026, we had no outstanding borrowings under our Revolving Credit Facility, which provides $2.25 billion of revolving loan commitments that terminate in 2030, and $211.0 million outstanding principal amount under our Commercial Paper program. As of June 30, 2026, we had $3.00 billion in aggregate principal amount of Senior Notes and $2.19 billion in aggregate principal of Convertible Debt outstanding. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. Changes in interest rates will have a more significant impact on our interest expense if we refinance our fixed rate debt with variable rate debt. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

Servicing our debt requires a significant amount of cash, we may not have sufficient cash to fund payments and adverse changes in our credit ratings could increase our borrowing costs and adversely affect our ability to access the debt markets.

Our ability to make scheduled payments of principal, interest, or to refinance our indebtedness, including our outstanding Senior Notes, Convertible Debt, and Commercial Paper, depends on our future performance, which is subject to economic, competitive and other factors. Our business may not continue to generate sufficient cash flow to service our debt and to fund capital expenditures, dividend payments, share repurchases or acquisitions. If we are unable to generate such cash flow, due to financial, contractual, regulatory, or other reasons, we may be required to reduce or suspend dividends, share repurchases, or undertake alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on onerous or highly dilutive terms. In several recent quarters, we have used borrowings to finance a portion of our quarterly dividend payments and we may do so again in future periods. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our Senior Notes and Commercial Paper are rated by certain major credit rating agencies. These credit ratings impact our cost of borrowing and our ability to access the capital markets and are based on our financial performance and financial metrics including debt levels. While we have maintained our investment grade rating, in March 2025 we were downgraded by one rating agency and there is no assurance that we will maintain our current credit ratings. A downgrade of our credit rating by a major credit rating agency could result in increased borrowing costs and could adversely affect our ability to access the debt markets to refinance our existing debt or finance future debt. Our maintenance of substantial levels of debt could adversely affect our ability to take advantage of opportunities and could adversely affect our financial condition and results of operations.

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

The market price of our common stock is likely to be influenced by our Convertible Debt, Series A Preferred Stock or Depositary Shares. The market price of our common stock could become more volatile and could be depressed by: (1) investors' anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Convertible Debt, Series A Preferred Stock or Depositary Shares; (2) possible sales of our common stock by investors who view the Series A Preferred Stock or Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) hedging or arbitrage trading activity that we expect to develop involving the Series A Preferred Stock or Depositary Shares and our common stock.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

The following officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted a "Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K as follows:

On May 15, 2026, Steve Sanghi, our CEO and President, adopted a new Rule 10b5-1 trading arrangement providing for the sale (from an account in the name of Sanghi Family Limited Partnership Steve and Maria Sanghi) of an aggregate of up to 950,236 shares of our common stock acquired by Mr. Sanghi pursuant to exercised options. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) and to comply with our policies regarding such plans. The first shares may be sold as early as on August 21, 2026, as permitted under the trading arrangement, and subsequent sales under the plan may occur for the duration of the trading arrangement until August 20, 2028.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

MICROCHIP TECHNOLOGY INCORPORATED

Date:	August 6, 2026	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Corporate Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)