Form 10-Q
period 2026-09-30
MICROCHIP TECHNOLOGY INC
filed 2026-11-05
CIK 827054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

ir@microchip.com
(Registrant's Email Address)

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
Yes    ☐ No   ☒

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of October 28, 2026 was 544,223,627.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts; unaudited)

ASSETS
	September 30,	March 31,
	2026	2026
Cash and cash equivalents	$457.0	$240.3
Accounts receivable, net	963.1	894.7
Inventories	1,117.3	1,035.4
Other current assets	208.9	207.2
Total current assets	2,746.3	2,377.6
Property, plant and equipment, net	1,074.3	1,106.7
Goodwill	6,702.7	6,695.5
Intangible assets, net	1,920.9	2,033.4
Long-term deferred tax assets	1,821.1	1,792.5
Other assets	395.1	364.4
Total assets	$14,660.4	$14,370.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$262.3	$205.6
Accrued liabilities	962.4	930.7
Total current liabilities	1,224.7	1,136.3
Long-term debt	5,517.2	5,496.4
Long-term income tax payable	592.8	570.9
Long-term deferred tax liability	24.1	25.1
Other long-term liabilities	660.8	709.0
Stockholders' equity:
Preferred stock, $0.001 par value per share; authorized 5,000,000 shares; 7.50% Series A mandatory convertible preferred stock, 1,485,000 shares issued and outstanding at September 30, 2026 and March 31, 2026, with a liquidation preference of $1,000 per share, or $1,485.0 million in the aggregate	—	—
Common stock, $0.001 par value per share; authorized 900,000,000 shares; 578,471,966 shares issued and 544,223,440 shares outstanding at September 30, 2026; 578,423,967 shares issued and 542,079,011 shares outstanding at March 31, 2026	0.6	0.6
Additional paid-in capital	4,154.8	4,071.5
Common stock held in treasury: 34,248,526 shares at September 30, 2026; 36,344,956 shares at March 31, 2026	(2,508.7)	(2,551.4)
Accumulated other comprehensive loss	(2.9)	(4.2)
Retained earnings	4,997.0	4,915.9
Total stockholders' equity	6,640.8	6,432.4
Total liabilities and stockholders' equity	$14,660.4	$14,370.1

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,621.5	$1,140.4	$3,106.2	$2,215.9
Cost of sales	553.5	502.5	1,099.3	1,001.3
Gross profit	1,068.0	637.9	2,006.9	1,214.6

Research and development	318.5	262.3	627.4	517.8
Selling, general and administrative	186.9	172.3	371.2	331.6
Amortization of acquired intangible assets	90.2	108.1	180.2	215.7
Special charges and other, net	7.9	6.3	26.8	28.5
Operating expenses	603.5	549.0	1,205.6	1,093.6

Operating income	464.5	88.9	801.3	121.0

Interest income	1.7	3.6	3.1	8.5
Interest expense	(47.3)	(56.3)	(96.1)	(113.7)
Other (loss) income, net	(1.4)	(4.4)	(0.9)	0.2
Income before income taxes	417.5	31.8	707.4	16.0
Income tax provision (benefit)	16.1	(9.9)	76.2	(7.1)
Net income	401.4	41.7	631.2	23.1
Dividends on Series A Preferred Stock	(27.8)	(27.8)	(55.6)	(55.6)
Net income (loss) attributable to common stockholders	$373.6	$13.9	$575.6	$(32.5)

Basic net income (loss) per common share	$0.69	$0.03	$1.06	$(0.06)
Diluted net income (loss) per common share	$0.68	$0.03	$1.05	$(0.06)
Dividends declared per common share	$0.455	$0.455	$0.910	$0.910
Basic common shares outstanding	543.6	540.0	543.1	539.6
Diluted common shares outstanding	550.6	545.0	550.6	539.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$401.4	$41.7	$631.2	$23.1
Components of other comprehensive income (loss):
Actuarial gains (losses) related to defined benefit pension plans, net of tax effect	0.8	0.2	1.3	(4.5)
Other comprehensive income (loss), net of tax effect	0.8	0.2	1.3	(4.5)
Comprehensive income	$402.2	$41.9	$632.5	$18.6

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$631.2	$23.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312.4	343.8
Deferred income taxes	(29.0)	2.3
Share-based compensation expense related to equity incentive plans	147.0	114.5
Amortization of debt discount	6.3	6.7
Amortization of debt issuance costs	4.6	2.7
Impairment of intangible assets	0.1	2.5
Other	(5.3)	4.2
Changes in operating assets and liabilities, excluding impact of acquisitions:
Increase in accounts receivable	(66.1)	(55.9)
(Increase) decrease in inventories	(74.8)	201.0
Increase (decrease) in accounts payable and accrued liabilities	49.8	(26.0)
Change in other assets and liabilities	(81.6)	(75.8)
Change in income tax payable	36.1	(179.4)
Net cash provided by operating activities	930.7	363.7
Cash flows from investing activities:
Other investing	0.1	1.3
Proceeds from capital-related government incentives	0.1	5.1
Investments in other assets	(114.7)	(50.9)
Capital expenditures	(37.0)	(54.4)
Net cash used in investing activities	(151.5)	(98.9)
Cash flows from financing activities:
Proceeds from issuance of Commercial Paper	2,823.1	1,588.4
Repayments of Commercial Paper	(2,807.6)	(650.1)
Repayment of senior notes	—	(1,200.0)
Proceeds from sale of common stock	33.6	30.3
Tax payments related to shares withheld for vested RSUs	(56.4)	(20.0)
Payment of cash dividends on Series A Preferred Stock	(55.6)	(52.9)
Payment of cash dividends on common stock	(494.5)	(491.3)
Capital lease payments	(0.8)	(0.8)
Other financing	(4.3)	(3.3)
Net cash used in financing activities	(562.5)	(799.7)
Net increase (decrease) in cash and cash equivalents	216.7	(534.9)
Cash and cash equivalents, at beginning of period	240.3	771.7
Cash and cash equivalents, at end of period	$457.0	$236.8

See accompanying notes to condensed consolidated financial statements

MICROCHIP TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions; unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance at March 31, 2025	$—	$0.6	$3,909.9	$(2,611.6)	$(1.7)	$5,781.1	$7,078.3
Net loss	—	—	—	—	—	(18.6)	(18.6)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Common stock issued for acquisition	—	—	19.1	—	—	—	19.1
Proceeds from sales of common stock through employee equity incentive plans	—	—	12.4	—	—	—	12.4
RSU withholdings	—	—	(8.4)	—	—	—	(8.4)
Treasury stock used for new issuances	—	—	(11.3)	11.3	—	—	—
Share-based compensation	—	—	52.3	—	—	—	52.3
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.5)	(245.5)
Balance at June 30, 2025	—	0.6	3,974.0	(2,600.3)	(6.4)	5,489.2	6,857.1
Net income	—	—	—	—	—	41.7	41.7
Other comprehensive income	—	—	—	—	0.2	—	0.2
Proceeds from sales of common stock through employee equity incentive plans	—	—	17.9	—	—	—	17.9
RSU withholdings	—	—	(11.6)	—	—	—	(11.6)
Treasury stock used for new issuances	—	—	(15.6)	15.6	—	—	—
Share-based compensation	—	—	63.8	—	—	—	63.8
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(245.8)	(245.8)
Balance at September 30, 2025	$—	$0.6	$4,028.5	$(2,584.7)	$(6.2)	$5,257.3	$6,695.5

Balance at March 31, 2026	$—	$0.6	$4,071.5	$(2,551.4)	$(4.2)	$4,915.9	$6,432.4
Net income	—	—	—	—	—	229.8	229.8
Other comprehensive income	—	—	—	—	0.5	—	0.5
Proceeds from sales of common stock through employee equity incentive plans	—	—	13.0	—	—	—	13.0
RSU withholdings	—	—	(27.7)	—	—	—	(27.7)
Treasury stock used for new issuances	—	—	(18.8)	18.8	—	—	—
Share-based compensation	—	—	77.7	—	—	—	77.7
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(246.9)	(246.9)
Balance at June 30, 2026	—	0.6	4,115.7	(2,532.6)	(3.7)	4,871.0	6,451.0
Net income	—	—	—	—	—	401.4	401.4
Other comprehensive income	—	—	—	—	0.8	—	0.8
Proceeds from sales of common stock through employee equity incentive plans	—	—	20.6	—	—	—	20.6
RSU withholdings	—	—	(28.7)	—	—	—	(28.7)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in-Capital	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Treasury stock used for new issuances	—	—	(23.9)	23.9	—	—	—
Share-based compensation	—	—	71.1	—	—	—	71.1
Dividends on Series A Preferred Stock	—	—	—	—	—	(27.8)	(27.8)
Dividends on common stock	—	—	—	—	—	(247.6)	(247.6)
Balance at September 30, 2026	$—	$0.6	$4,154.8	$(2,508.7)	$(2.9)	$4,997.0	$6,640.8

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods reported. Certain information and footnote disclosures normally included in audited consolidated financial statements have been condensed or omitted pursuant to such SEC rules and regulations.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026.  The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or for any other period.

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

The information that is regularly provided to the Company's CODM includes net sales, cost of sales and gross profit for each segment. The following tables include net sales, cost of sales and gross profit for each segment (in millions):

	Three Months Ended September 30, 2026			Six Months Ended September 30, 2026
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$1,550.4	$71.1	$1,621.5	$2,992.5	$113.7	$3,106.2
Cost of sales	553.5	—	553.5	1,099.3	—	1,099.3
Gross profit	$996.9	$71.1	$1,068.0	$1,893.2	$113.7	$2,006.9

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Semiconductor products	Technology licensing	Total	Semiconductor products	Technology licensing	Total
Net sales	$1,108.0	$32.4	$1,140.4	$2,150.5	$65.4	$2,215.9
Cost of sales	502.5	—	502.5	1,001.3	—	1,001.3
Gross profit	$605.5	$32.4	$637.9	$1,149.2	$65.4	$1,214.6

Note 4. Net Sales

The following table represents the Company's net sales by product line (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Mixed-signal Microcontrollers	$774.4	$584.5	$1,513.5	$1,117.1
Analog	459.0	321.5	869.9	637.7
Other	388.1	234.4	722.8	461.1
Total net sales	$1,621.5	$1,140.4	$3,106.2	$2,215.9

The product lines listed above are included entirely in the Company's semiconductor product segment with the exception of the other product line, which includes products from both the semiconductor product and technology licensing segments.

The following table represents the Company's net sales by customer type (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Distributors	$813.6	$515.9	$1,586.4	$1,022.9
Direct customers	736.8	592.1	1,406.1	1,127.6
Licensees	71.1	32.4	113.7	65.4
Total net sales	$1,621.5	$1,140.4	$3,106.2	$2,215.9

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

The Company collects amounts in advance for certain of its contracts with customers. These amounts are deferred until control of the product or service is transferred to the customer at which time it is recognized as revenue. As of September 30, 2026, the Company had approximately $408.8 million of deferred revenue, of which $187.4 million is included within accrued liabilities and the remaining $221.4 million is included within other long-term liabilities on the Company's condensed consolidated balance sheet. As of March 31, 2026, the Company had approximately $461.2 million of deferred revenue, of which $179.2 million is included within accrued liabilities and the remaining $282.0 million is included within other long-term liabilities on the Company's consolidated balance sheets. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. Approximately $122.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2026 was recognized as revenue during the six months ended September 30, 2026. Approximately $98.6 million of deferred revenue recorded on the Company's consolidated balance sheets as of March 31, 2025 was recognized as revenue during the six months ended September 30, 2025.

Of the $408.8 million of deferred revenue as of September 30, 2026, $300.6 million is cash collected from customers under LTSAs, of which $110.1 million is included within accrued liabilities and $190.5 million is included within other long-term liabilities. Under these LTSAs, the Company receives an upfront deposit from the customer in exchange for assured supply over the contract period, which typically ranges from three years to five years at inception. If the customer does not meet the minimum purchase commitments defined in the contract, the Company may retain all, or portions of, the deposit as revenue. The recognition of these amounts as net sales is uncertain because it depends on the satisfaction of commitments made in the LTSAs, which may be affected by the timing and amount of orders placed by customers, contract modifications, variable consideration, sales channels, and manufacturing and supply chain conditions. If the Company fails to assure supply as defined in the contract, the deposit, or portions of it, will be returned to the customer. The remaining $108.2 million of deferred revenue as of September 30, 2026 is related to other cash payments received from customers in advance of the Company’s performance obligations being satisfied. Most of the $108.2 million will be recognized as net sales within the next 12 months. The amount of other firmly committed orders with performance obligations in excess of 12 months at the time of order is immaterial.

Note 5. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$401.4	$41.7	$631.2	$23.1
Dividends on Series A Preferred Stock	(27.8)	(27.8)	(55.6)	(55.6)
Net income (loss) attributable to common stockholders	373.6	13.9	575.6	(32.5)
Basic weighted average common shares outstanding	543.6	540.0	543.1	539.6
Dilutive effect of RSUs	6.4	4.5	6.8	—
Dilutive effect of 2017 Senior Convertible Debt	0.6	0.5	0.7	—
Dilutive effect of Series A Preferred Stock	—	—	—	—
Diluted weighted average common shares outstanding	550.6	545.0	550.6	539.6
Basic net income (loss) per common share	$0.69	$0.03	$1.06	$(0.06)
Diluted net income (loss) per common share	$0.68	$0.03	$1.05	$(0.06)

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

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs. Potentially dilutive common shares from the Series A Preferred Stock are determined by applying the if-converted method on the outstanding Series A Preferred Stock. Prior to conversion of its Convertible Debt, the Company will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company's common stock price exceeds the conversion price using the if-converted method. The Company's Convertible Debt has no impact on diluted net income per common share unless the average price of the Company's common stock exceeds the conversion price because the Company is required to settle the principal amount of the Convertible Debt in cash upon conversion. For the three and six months ended September 30, 2026, and the three months ended September 30, 2025, the calculation of diluted net income per common share excluded 23.8 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive. For the six months ended September 30, 2025, the calculation of diluted net loss per common share excluded 3.8 million common shares from equity incentive plans, 0.4 million common shares issuable upon the exchange of the Company's 2017 Senior Convertible Debt, and 25.4 million common shares issuable upon the exchange of the Company's Series A Preferred Stock as the related impact would have been anti-dilutive as the Company generated a net loss.

The following is the weighted average conversion price per share used in calculating the dilutive effect (see Note 6 for details on the Convertible Debt):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
2017 Senior Convertible Debt	$42.07	$43.17	$42.20	$43.32
2024 Senior Convertible Debt	$121.79	$121.81	$121.80	$121.82
2026 Senior Convertible Debt	$104.17	$—	$104.17	$—

Note 6. Debt

Debt obligations included in the condensed consolidated balance sheets consisted of the following (in millions)(1):

	Coupon Interest Rate	Effective Interest Rate
			September 30,	March 31,
			2026	2026
Commercial Paper			$364.0	$349.0
4.900% 2028 Notes	4.900%	5.1%	1,000.0	1,000.0
5.050% 2029 Notes	5.050%	5.2%	1,000.0	1,000.0
5.050% 2030 Notes	5.050%	5.2%	1,000.0	1,000.0
Total Senior Indebtedness(2)			3,364.0	3,349.0

2017 Senior Convertible Debt	1.625%	1.8%	37.9	37.9
2024 Senior Convertible Debt	0.750%	1.0%	1,250.0	1,250.0
2026 Senior Convertible Debt	0.000%	0.5%	900.0	900.0
Total Convertible Debt			2,187.9	2,187.9

Gross long-term debt including current maturities			5,551.9	5,536.9
Less: Debt discount(3)			(7.6)	(9.3)
Less: Debt issuance costs(4)			(27.1)	(31.2)
Net long-term debt including current maturities			5,517.2	5,496.4
Less: Current maturities(5)			—	—
Net long-term debt			$5,517.2	$5,496.4
(1) The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 2026 and at March 31, 2026.
(2) All outstanding Senior Notes and the Revolving Credit Facility are senior unsecured debt.

(3) The unamortized discount consists of the following (in millions):

	September 30,	March 31,
	2026	2026
Commercial Paper	$(0.3)	$(0.5)
4.900% 2028 Notes	(1.7)	(2.2)
5.050% 2029 Notes	(2.7)	(3.3)
5.050% 2030 Notes	(2.9)	(3.3)
Total unamortized discount	$(7.6)	$(9.3)

(4) Debt issuance costs consist of the following (in millions):

	September 30,	March 31,
	2026	2026
4.900% 2028 Notes	(0.8)	(1.1)
5.050% 2029 Notes	(1.1)	(1.2)
5.050% 2030 Notes	(1.2)	(1.4)
2024 Senior Convertible Debt	(10.0)	(11.4)
2026 Senior Convertible Debt	(14.0)	(16.1)
Total debt issuance costs	$(27.1)	$(31.2)

(5) As of September 30, 2026, the outstanding Commercial Paper which matures within the three months ending December 31, 2026, and the 2017 Senior Convertible Debt which is convertible and which matures on February 15, 2027, were excluded from current maturities as the Company has the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion on a long-term basis. As of March 31, 2026, the outstanding Commercial Paper which matured within the three months ending June 30, 2026, and the 2017 Senior Convertible Debt which was convertible and which matures on February 15, 2027, were excluded from current maturities as the Company had the intent and ability to utilize proceeds from its Revolving Credit Facility to refinance such notes and settle the principal portion of its Convertible Debt upon conversion on a long-term basis.

Expected maturities relating to the Company’s debt obligations based on the contractual maturity dates as of September 30, 2026, are as follows (in millions):

Fiscal year ending March 31,	Amount
2027	$401.9
2028	1,000.0
2029	1,000.0
2030	1,900.0
2031	1,250.0
Thereafter	—
Total	$5,551.9

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

The following table sets forth the applicable conversion rates adjusted for dividends declared since issuance of such series of Convertible Debt and the applicable incremental share factors and maximum conversion rates as adjusted for dividends paid since the applicable issuance date:

	Dividend adjusted rates as of September 30, 2026
	Conversion Rate	Approximate Conversion Price	Incremental Share Factor	Maximum Conversion Rate
2017 Senior Convertible Debt(1)	23.7682	$42.07	11.8851	33.8698
2024 Senior Convertible Debt(1)	8.2108	$121.79	—	10.4686
2026 Senior Convertible Debt(1)	9.5993	$104.17	—	13.4390
(1) As of September 30, 2026, the 2024 Senior Convertible Debt and the 2026 Senior Convertible Debt were not convertible. As of September 30, 2026, the holders of the 2017 Senior Convertible Debt have the right to convert their notes between October 1, 2026 and December 31, 2026 because the Company's common stock price has exceeded the applicable conversion price for such series by 130% for the specified period of time during the quarter ended September 30, 2026.

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

Interest expense consists of the following (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Debt issuance cost amortization	$0.6	$0.6	$1.2	$1.3
Debt discount amortization	2.4	5.3	6.3	6.7
Interest expense	38.2	46.7	76.4	97.7
Total interest expense on Senior Indebtedness	41.2	52.6	83.9	105.7
Debt issuance cost amortization	1.7	0.7	3.4	1.4
Coupon interest expense	2.5	2.5	5.0	5.0
Total interest expense on Convertible Debt	4.2	3.2	8.4	6.4
Other interest expense	1.9	0.5	3.8	1.6
Total interest expense	$47.3	$56.3	$96.1	$113.7

Commercial Paper

In September 2023, the Company established a Commercial Paper program under which the Company may issue short-term unsecured promissory notes with a maturity of up to 397 days from the date of issue. The Company's obligations with respect to the payment of the Commercial Paper are guaranteed by certain of its subsidiaries. The Commercial Paper will be sold at a discount from par or alternatively, will be sold at par and bear interest rates that will vary based on market conditions and the time of issuance. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion. The Company's intention is to reduce the amounts that would otherwise be available to borrow under the Company's Revolving Credit Facility by the outstanding amount of Commercial

Paper. As of September 30, 2026, the Company had $364.0 million of Commercial Paper outstanding with a weighted-average interest rate of 4.11%.

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

The carrying amount of cash equivalents, which include money market funds, approximates fair value because their maturity is less than three months. The amount of cash and cash equivalents held by the Company in the form of money-market funds as of September 30, 2026 was $221.6 million. There were no cash and cash equivalents held by the Company in the form of money-market funds as of March 31, 2026. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

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

The following table shows the carrying amounts and fair values of the Company's debt obligations (in millions):

	September 30, 2026		March 31, 2026
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Commercial Paper	$363.7	$364.0	$348.5	$349.0
4.900% 2028 Notes	997.5	993.8	996.7	1,006.0
5.050% 2029 Notes	996.2	987.9	995.5	1,013.6
5.050% 2030 Notes	995.9	977.3	995.3	1,009.0
2017 Senior Convertible Debt	37.9	85.8	37.9	62.6
2024 Senior Convertible Debt	1,240.0	1,278.1	1,238.6	1,243.8
2026 Senior Convertible Debt	886.0	941.5	883.9	875.0
Total	$5,517.2	$5,628.4	$5,496.4	$5,559.0
(1) The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 6 for further information).

Note 8. Intangible Assets and Goodwill

Net amounts excluding fully amortized intangible assets, consist of the following (in millions):

	September 30, 2026
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,083.3	$(5,387.4)	$1,695.9
Customer-related	203.8	(171.6)	32.2
In-process research and development	7.0	—	7.0
Software licenses	310.7	(124.9)	185.8
Total	$7,604.8	$(5,683.9)	$1,920.9

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Amount
Core and developed technology	$7,039.6	$(5,212.9)	$1,826.7
Customer-related	202.5	(165.3)	37.2
In-process research and development	7.0	—	7.0
Software licenses	285.9	(123.4)	162.5
Total	$7,535.0	$(5,501.6)	$2,033.4

The following is an expected amortization schedule for the intangible assets for the remainder of fiscal 2027 through fiscal 2031, absent any future acquisitions or impairment charges (in millions):

Fiscal Year Ending March 31,	Amortization Expense
2027	$239.6
2028	$367.9
2029	$295.0
2030	$266.5
2031	$239.5

The Company amortizes intangible assets over their expected useful lives, which range between 1 and 15 years. Amortization expense attributed to intangible assets are assigned to cost of sales and operating expenses as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Amortization expense charged to cost of sales	$5.3	$5.0	$10.4	$10.2
Amortization expense charged to operating expense	114.4	128.7	228.2	255.1
Total amortization expense	$119.7	$133.7	$238.6	$265.3

Goodwill activity by segment was as follows (in millions):

	Semiconductor Products Reporting Unit	Technology Licensing Reporting Unit
Balance at March 31, 2026	$6,676.3	$19.2
Additions	7.2	—
Balance at September 30, 2026	$6,683.5	$19.2

At March 31, 2026, the Company applied a qualitative goodwill impairment test to its two reporting units, and concluded that goodwill was not impaired. Through September 30, 2026, the Company has never recorded a goodwill impairment charge.

Note 9. Other Financial Statement Details

Accounts Receivable

Accounts receivable consists of the following (in millions):

	September 30,	March 31,
	2026	2026
Trade accounts receivable	$909.5	$889.7
Other	58.5	10.3
Total accounts receivable, gross	968.0	900.0
Less: allowance for expected credit losses	4.9	5.3
Total accounts receivable, net	$963.1	$894.7

Inventories

The components of inventories consist of the following (in millions):

	September 30,	March 31,
	2026	2026
Raw materials	$149.7	$135.1
Work in process	728.5	731.4
Finished goods	239.1	168.9
Total inventories	$1,117.3	$1,035.4

Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,	March 31,
	2026	2026
Land	$99.7	$99.7
Building and building improvements	713.5	711.0
Machinery and equipment	2,502.7	2,470.3
Projects in process	426.7	429.5
Total property, plant and equipment, gross	3,742.6	3,710.5
Less: accumulated depreciation and amortization	2,668.3	2,603.8
Total property, plant and equipment, net	$1,074.3	$1,106.7
Depreciation expense attributed to property, plant and equipment was $36.0 million and $73.8 million for the three and six months ended September 30, 2026, respectively, compared to $39.0 million and $78.5 million for the three and six months ended September 30, 2025, respectively.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. For each of the three and six months ended September 30, 2026 and 2025, the Company’s evaluation of its property, plant and equipment did not result in any material impairments.

Accrued Liabilities

Accrued liabilities consists of the following (in millions):

	September 30,	March 31,
	2026	2026
Accrued compensation and benefits	$157.4	$132.1
Income taxes payable	35.8	24.3
Deferred revenue	187.4	179.2
Sales related reserves and refund liabilities	321.5	338.5
Current portion of lease liabilities	37.6	38.8
Accrued expenses and other liabilities	222.7	217.8
Total accrued liabilities	$962.4	$930.7

Note 10. Commitments and Contingencies

Purchase Commitments

The Company's purchase commitments primarily consist of agreements for the purchase of goods and services including wafer purchase obligations with the Company's wafer foundries, and manufacturing supply capacity reservation commitments.

Total purchase commitments as of September 30, 2026, are as follows (in millions):

Fiscal Year Ending March 31,	Purchase Commitments
2027	$434.9
2028	86.4
2029	14.9
2030	9.6
2031	6.2
Thereafter	29.8
Total	$581.8

Indemnification Contingencies

The Company's technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's proprietary technology.  The terms of these indemnification provisions approximate the terms of the outgoing technology license agreements, which are typically perpetual unless terminated by either party for breach. The possible amount of future payments the Company could be required to make based on agreements that specify indemnification limits, if such indemnifications were required on all of these agreements, is approximately $208.0 million. There are some licensing agreements in place that do not specify indemnification limits. As of September 30, 2026, the Company had not recorded any liabilities related to these indemnification obligations and the Company believes that any amounts that it may be required to pay under these agreements in the future will not have a material adverse effect on its financial position, cash flows or results of operations.

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

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range. As of September 30, 2026, the Company's estimate of the aggregate potential liability for legal matters that is possible but not probable is approximately $15.0 million in excess of amounts accrued.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company's tax expense for the six months ended September 30, 2026 resulted in an effective tax rate of 10.8% compared to negative 44.4% for the six months ended September 30, 2025. The increase in the effective tax rate is primarily driven by global minimum corporate taxes and valuation allowance changes recognized in the period ending September 30, 2026 and a remeasurement of unrecognized tax positions recognized in the period ending September 30, 2025.

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

During the quarter ended September 30, 2026, as a result of legal entity restructuring, the Company determined that certain deferred tax assets are now more likely than not realizable. The effect of this change in judgment was to record an income tax benefit of $71.8 million through continuing operations, which increased basic and diluted net income per common share by $0.13 for both the three and six months ended September 30, 2026.

The Company files U.S. federal, U.S. state, and foreign income tax returns.  For U.S. federal, and in general for U.S. state tax returns, the fiscal 2007 and later tax years remain open for examination by tax authorities.  For foreign tax returns, the Company is generally no longer subject to income tax examinations for years prior to fiscal 2007.

In September 2021, the Company received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, the Company filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, the Company received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, the Company received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, the Company filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, the Company

reached a settlement with the IRS for fiscal years 2007 through 2015. The timing of the agreed final stipulations is uncertain but could be completed in the next 12 months.

In May 2023, the Company received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, the Company received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, the Company entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion ($473.2 million based on the exchange rate as of September 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could commence in the next 12 months.

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

Note 12. Share-Based Compensation

The following table presents the details of the Company's share-based compensation expense (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of sales(1)	$9.8	$8.3	$18.5	$16.0
Research and development	39.5	33.2	80.6	62.3
Selling, general and administrative	22.7	20.1	47.9	36.2
Pre-tax effect of share-based compensation	72.0	61.6	147.0	114.5
Income tax benefit	15.0	12.8	30.5	23.7
Net income effect of share-based compensation	$57.0	$48.8	$116.5	$90.8
(1) During the three and six months ended September 30, 2026, $4.4 million and $10.9 million, respectively, of share-based compensation expense was capitalized to inventory and $9.8 million and $18.5 million, respectively, of previously capitalized share-based compensation expense in inventory was sold. During the three and six months ended September 30, 2025, $5.9 million and $9.5 million, respectively, of share-based compensation expense was capitalized to inventory and $8.3 million and $16.0 million, respectively, of previously capitalized share-based compensation expense in inventory was sold.

Note 13. Stockholders' Equity

Changes in Share Balances

The following table shows the changes in each class of shares (in millions):

	Series A Preferred Stock	Common Stock	Treasury Stock
Balance at March 31, 2025	1.5	578.0	39.3
Common stock issued for acquisition	—	0.4	—
Common stock issued under employee equity incentive plans	—	0.7	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.1)	—
Treasury stock used for new issuances	—	(0.6)	(0.6)
Balance at June 30, 2025	1.5	578.4	38.7
Common stock issued under employee equity incentive plans	—	0.9	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.2)	—

	Series A Preferred Stock	Common Stock	Treasury Stock
Treasury stock used for new issuances	—	(0.7)	(0.7)
Balance at September 30, 2025	1.5	578.4	38.0

Balance at March 31, 2026	1.5	578.4	36.3
Common stock issued under employee equity incentive plans	—	1.2	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.3)	—
Treasury stock used for new issuances	—	(0.9)	(0.9)
Balance at June 30, 2026	1.5	578.4	35.4
Common stock issued for acquisition	—	0.1	—
Common stock issued under employee equity incentive plans	—	1.5	—
Common stock withheld for tax withholdings on employee equity awards	—	(0.3)	—
Treasury stock used for new issuances	—	(1.2)	(1.2)
Balance at September 30, 2026	1.5	578.5	34.2

Treasury Stock

In November 2021, the Company's Board of Directors approved a stock repurchase program to repurchase up to $4.00 billion of the Company's common stock in the open market or in privately negotiated transactions. There is no expiration date associated with the repurchase program. There were no repurchases of common stock in the three and six months ended September 30, 2026. As of September 30, 2026, approximately $1.56 billion remained available for repurchases under the program. Shares repurchased are recorded as treasury shares and are used to fund share issuance requirements under the Company's equity incentive plans. As of September 30, 2026, the Company had approximately 34.2 million treasury shares.

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

Dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock and may be paid in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Dividends that are declared will be payable on the 15th of March, June, September and December to holders of record on the 1st of each month of the relevant dividend payment date. Dividends are recorded as a reduction to retained earnings and are reflected in accrued liabilities within the condensed consolidated balance sheets until paid. Dividends paid on Series A Preferred Stock in the six months ended September 30, 2026 were an aggregate of $55.6 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on November 5, 2026 and will be paid on December 15, 2026 to the holders of Series A Preferred Stock of record as of December 1, 2026.

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

Common Stock Dividends

A quarterly cash dividend of $0.455 per share of common stock was paid on September 9, 2026 in the aggregate amount of $247.6 million.  A quarterly cash dividend of $0.455 per share of common stock was declared on November 5, 2026 and will be paid on December 8, 2026 to stockholders of record as of November 23, 2026. The Company expects the December 2026 payment of its quarterly cash dividend on its common stock to be approximately $248.0 million.

Note 14. Subsequent Events

On October 8, 2026, the Company completed its acquisition of Vorago Technologies, Inc., a privately held U.S.-based provider of radiation-hardened and radiation-tolerant microcontrollers and microprocessors, for cash consideration of approximately $93.1 million at closing.

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
•Our assessment of the impacts of cybersecurity incidents and our ability to implement containment measures;
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

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a summary of business and macroeconomic developments followed by a summary of our overall business strategy to provide an overview of the goals and overall direction of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025, followed by an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the section titled "Liquidity and Capital Resources."

Business and Macroeconomic Environment

In March 2025, we implemented a business recovery plan which included restructuring actions to reduce our costs, resize our manufacturing operations and reduce our headcount. In fiscal 2026, we saw an improvement in our overall business due to increased demand after our customers reduced excess inventory levels. Consistent with our recovery plan, we have made significant progress in reducing inventory after multiple quarters of revenue growth. We have now adjusted our inventory holdings to support our growth while navigating various levels of constraints in our supply chain. Net sales in each of our product lines and each of our geographies increased sequentially in the September 2026 quarter compared to the June 2026 quarter. While current market trends are positive, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of a recession, and the effects of potential trade policies, including tariffs.

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

See the risk factor captioned "Our operating results are impacted by seasonality and wide fluctuations of supply and demand in the industry" on page 47 for discussion of the impact of seasonality on our business.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies and estimates during the first six months of the fiscal year ending March 31, 2027 compared to our "Critical Accounting Policies and Estimates" as previously described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Results of Operations

The following table sets forth certain operational data as a percentage of net sales for the periods covered by this report:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.1	44.1	35.4	45.2
Gross profit	65.9	55.9	64.6	54.8

Research and development	19.6	23.0	20.2	23.4
Selling, general and administrative	11.5	15.1	12.0	15.0
Amortization of acquired intangible assets	5.7	9.4	5.7	9.6
Special charges and other, net	0.5	0.6	0.9	1.3
Operating income	28.6%	7.8%	25.8%	5.5%

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

The following table summarizes our net sales for the periods covered by this report (dollars in millions):

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net sales	$1,621.5	$1,140.4	42.2%	$3,106.2	$2,215.9	40.2%

The increases in net sales in the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025 were primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production. Economic conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our most recent price increase was implemented in the three months ended September 30, 2026 with respect to our very broad range of customers and products. Due to the complexity of the implementation of the price increases and the changes in product, geographic and customer mix, we are not able to quantify the impact of the price increases on our net sales. Additionally, the increase in net sales was positively impacted by licensing fees related to certain of our intellectual property rights. Due to the size, complexity and diversity of our customer base, we are not able to quantify any material factor contributing to the changes in net sales. See our "Business and Macroeconomic Environment" discussion above for further information on our business outlook.

Other factors that we believe contributed to the changes in our reported net sales for the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025 and which are drivers of long-term trends in our net sales but which factors we are not able to quantify include:
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

We sell a large number of products to a large and diverse customer base and there was not any single product or customer that accounted for a material portion of the changes in our net sales in the three and six months ended September 30, 2026 or the three and six months ended September 30, 2025.

Net sales by product line for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Mixed-signal Microcontrollers	$774.4	47.8	$584.5	51.3	$1,513.5	48.7	$1,117.1	50.4
Analog	459.0	28.3	321.5	28.2	869.9	28.0	637.7	28.8
Other	388.1	23.9	234.4	20.5	722.8	23.3	461.1	20.8
Total net sales	$1,621.5	100.0	$1,140.4	100.0	$3,106.2	100.0	$2,215.9	100.0

Mixed-signal Microcontrollers

Our mixed-signal microcontroller product line represents the largest component of our total net sales.  Mixed-signal microcontrollers and associated application development systems accounted for approximately 47.8% and 48.7% of our net sales in the three and six months ended September 30, 2026, respectively, compared to approximately 51.3% and 50.4% of our net sales in the three and six months ended September 30, 2025, respectively.

Net sales of our mixed-signal microcontroller products increased 32.5% and 35.5% in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025 primarily due to increased demand after customers reduced excess inventory levels as well as new customer design win activity entering production.

Historically, average selling prices in the semiconductor industry decrease over the life of any particular product. However, the overall average selling prices of our mixed-signal microcontroller products have increased recently due to the price increase we implemented in the three months ended September 30, 2026. The overall average selling prices of this product line have remained relatively stable over time due to the proprietary nature of these products. We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our mixed-signal microcontroller product lines by introducing new products with more features and higher prices.

Analog

Our analog product line includes analog, interface, mixed-signal and timing products. Our analog product line accounted for approximately 28.3% and 28.0% of our net sales in the three and six months ended September 30, 2026, respectively, compared to approximately 28.2% and 28.8% of our net sales in the three and six months ended September 30, 2025, respectively.

Net sales from our analog product line increased 42.8% and 36.4% in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025, primarily due to a portion of our customer base having worked through their previous high inventory balances and needing to purchase products at a higher level to support demand as well as new customer design win activity entering production.

We consider a majority of the products in our analog product line to be proprietary in nature, where prices are relatively stable. The non-proprietary portion of our analog product line will experience price fluctuations, driven primarily by the current supply and demand for those products. Similar to our mixed-signal microcontroller products, the overall average selling prices of our analog product line have increased recently due to the price increase implemented in the three months ended September 30, 2026.

Other

Our other product line includes FPGA products, royalties associated with licenses for the use of our SuperFlash and other technologies, sales of our intellectual property, fees for engineering services, memory products, timing systems, manufacturing services (wafer foundry and assembly and test subcontracting), legacy application specific integrated circuits, and certain products for aerospace applications. Revenue from these services and products accounted for approximately 23.9% and 23.3% of our net sales in the three and six months ended September 30, 2026, respectively, compared to approximately 20.5% and 20.8% of our net sales in the three and six months ended September 30, 2025, respectively.

Net sales related to these services and products increased 65.6% and 56.8% in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025 primarily due to a portion of our customer base having reduced excess inventory levels and needing to purchase products at a higher level to support demand and also due to licensing fees related to certain of our intellectual property rights. Net sales of our other product line can fluctuate over time based on general economic and semiconductor industry conditions as well as changes in demand for our FPGA products, licenses, engineering services, memory products, timing systems, and manufacturing services (wafer foundry and assembly and test subcontracting).

Distribution

Distributors accounted for approximately 50% and 51% of our net sales in the three and six months ended September 30, 2026, respectively, and approximately 45% and 46% of our net sales in the three and six months ended September 30, 2025, respectively. With the exception of Arrow Electronics, our largest distributor, which accounted for 11% of our net sales in each of the six months ended September 30, 2026 and September 30, 2025, no other distributor or direct customer accounted for more than 10% of our net sales during these periods. Our distributors focus primarily on servicing the product requirements of a broad base of diverse customers. We believe that distributors provide an effective means of reaching this broad and diverse customer base and that customers recognize Microchip for its products and brand name and use distributors as an effective supply channel.

Generally, we do not have long-term agreements with our distributors and we, or our distributors, may terminate our relationships with each other with little or no advance notice.  The loss of, or the disruption in the operations of, one or more of our distributors could reduce our future net sales in a given quarter and could result in an increase in inventory returns.

At September 30, 2026, our distributors maintained 25 days of inventory of our products compared to 26 days at March 31, 2026.  Over the past ten fiscal years, the days of inventory maintained by our distributors have fluctuated between approximately 17 days and 43 days. Inventory holding patterns at our distributors may have a material impact on our net sales.

Sales by Geography

Sales by geography for the periods covered by this report were as follows (dollars in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Americas	$460.2	28.4	$338.8	29.7	$891.0	28.7	$646.4	29.2
Europe	380.0	23.4	224.9	19.7	664.4	21.4	450.3	20.3
Asia	781.3	48.2	576.7	50.6	1,550.8	49.9	1,119.2	50.5
Total net sales	$1,621.5	100.0	$1,140.4	100.0	$3,106.2	100.0	$2,215.9	100.0

Americas sales include sales to customers in the U.S., Canada, Central America and South America. Sales to foreign customers accounted for approximately 77% and 76% of our total net sales in the three and six months ended September 30, 2026, respectively, compared to approximately 75% and 76% of our total net sales in the three and six months ended September 30, 2025, respectively. Net sales increased in all geographies in the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025, primarily due to increased customer purchases as they worked through excess inventory levels as well as new customer design win activity entering production. Additionally, economic conditions have resulted in increased costs throughout our supply chain, which we have been generally passing on to our customers in the form of price increases. Our most recent price increase was implemented in the three months ended September 30, 2026 and positively impacted sales in all geographies. Substantially all of our foreign sales are U.S. dollar denominated. Our sales force in the Americas and Europe supports a significant portion of the design activity for products which are ultimately shipped to Asia.

 Gross Profit

Our gross profit in the three months ended September 30, 2026 was $1.07 billion, or 65.9% of net sales, compared to $637.9 million, or 55.9% of net sales, in the three months ended September 30, 2025. Our gross profit in the six months ended September 30, 2026 was $2.01 billion, or 64.6% of net sales, compared to $1.21 billion, or 54.8% of net sales, in the six months ended September 30, 2025.

The primary reasons for the increases in gross profit of $430.1 million and $792.3 million in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025, respectively, were due to our recent price increase, changes in product mix, lower unabsorbed capacity charges, lower inventory reserves and higher licensing revenue. The net impact of product mix may fluctuate over time due to the mix of sales volumes of lower or higher margin products, changes in selling prices, and fluctuations in product costs. We are not able to separately quantify these impacts on our gross profit. The impact of unabsorbed capacity charges was a favorable impact of $24.4 million and $37.4 million in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025, respectively. Unabsorbed capacity charges are expensed as incurred when we operate our manufacturing facilities below normal levels. The net impact to our gross profit from inventory reserve charges was a favorable impact of $97.4 million and $166.0 million in the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025, respectively. The gross margin impact of changes in licensing revenue, which has no associated cost of sales, was a favorable impact of $38.7 million and $48.3 million in the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025, respectively.

Our overall inventory levels were $1.12 billion at September 30, 2026, compared to $1.04 billion at March 31, 2026. We maintained 184 days of inventory on our balance sheet at September 30, 2026 compared to 185 days of inventory at March 31, 2026. Our overall inventory level in dollars and days remained relatively flat as a result of our continued efforts to balance manufacturing production, customer demand, inventory levels and supply constraints. Our inventory amounts are impacted by timing of shipment activity in the quarter, the timing of receipt of raw materials, foundry wafers, and strategic last time buy materials and completion of finished goods.

We operate assembly and test facilities in Thailand and the Philippines. Approximately 70% and 69% of our assembly requirements were performed in our internal assembly facilities during the three and six months ended September 30, 2026, respectively, compared to approximately 66% and 68% during the three and six months ended September 30, 2025, respectively. Approximately 75% and 73% of our test requirements were performed in our internal facilities during the three and six months ended September 30, 2026, respectively, compared to approximately 70% and 69% during the three and six months ended September 30, 2025, respectively. The percentage of our assembly and test operations that are performed internally fluctuates over time based on supply and demand conditions in the semiconductor industry, our internal capacity capabilities and our acquisition activities. We believe that the assembly and test operations performed at our internal facilities provide us with significant cost savings compared to third-party contractor assembly and test costs, as well as increased control over these portions of the manufacturing process. In addition, we have specialized assembly and test facilities dedicated to our aerospace and defense products in Germany, France, Ireland, the United Kingdom, the Philippines, Thailand, and the United States. These facilities are designed to support the unique requirements of these sectors, helping to accelerate time to market and ensure consistent, high-quality products. We plan to continue to selectively invest in assembly and test equipment to increase our internal capacity capabilities and transition certain outsourced assembly and test capacity to our internal facilities.

We rely on outside wafer foundries for a significant portion of our wafer fabrication requirements. Approximately 65% and 66% of our net sales came from products that were produced at outside wafer foundries during the three and six months ended September 30, 2026, respectively, compared to approximately 66% and 65% during the three and six months ended September 30, 2025, respectively. This percentage may vary based on supply and demand conditions in the market.

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

Research and Development

R&D expenses for the three months ended September 30, 2026 were $318.5 million, or 19.6% of net sales, compared to $262.3 million, or 23.0% of net sales, for the three months ended September 30, 2025. R&D expenses for the six months ended September 30, 2026 were $627.4 million, or 20.2% of net sales, compared to $517.8 million, or 23.4% of net sales, for the six months ended September 30, 2025. We are committed to investing in new and enhanced products, including development systems software, and in our design and manufacturing process technologies.  We believe these investments are significant factors in maintaining our competitive position.  R&D costs are expensed as incurred.  Assets purchased to support our ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses and are amortized over their expected useful lives.  R&D expenses include labor, depreciation, masks, prototype wafers, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

R&D expenses increased $56.2 million, or 21.4%, for the three months ended September 30, 2026 over the same period last year.  R&D expenses increased $109.6 million, or 21.2%, for the six months ended September 30, 2026 over the same period last year. The primary reasons for the increases in R&D expenses were higher employee compensation costs, including higher share-based compensation.

R&D expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2026 were $186.9 million, or 11.5% of net sales, compared to $172.3 million, or 15.1% of net sales, for the three months ended September 30, 2025. Selling, general and administrative expenses for the six months ended September 30, 2026 were $371.2 million, or 12.0% of net sales, compared to $331.6 million, or 15.0% of net sales, for the six months ended September 30, 2025.  Our goal is to continue to be more efficient with our selling, general and administrative expenses. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, advertising and promotional expenditures and legal expenses as well as costs related to our direct sales force, CEMs and FAEs who work to stimulate demand from sales offices worldwide by assisting customers in the selection and use of our products.

Selling, general and administrative expenses increased $14.6 million, or 8.5%, for the three months ended September 30, 2026 over the same period last year.  Selling, general and administrative expenses increased $39.6 million, or 11.9%, for the six months ended September 30, 2026 over the same period last year. The primary reasons for the increases in selling, general and administrative expenses were higher employee compensation costs, including higher share-based compensation partially offset by lower costs for professional services associated with certain legal matters.

Selling, general and administrative expenses fluctuate over time, primarily due to revenue and operating expense investment levels.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets for the three and six months ended September 30, 2026 was $90.2 million and $180.2 million, respectively, compared to $108.1 million and $215.7 million for the three and six months ended September 30, 2025, respectively. The primary reason for the decreases in acquired intangible asset amortization was due to the use of accelerated amortization methods for assets placed in service in previous fiscal years.

Special Charges and Other, Net

During the three and six months ended September 30, 2026, we incurred special charges and other, net of $7.9 million and $26.8 million, respectively, primarily related to legal contingencies and restructuring expenses related to the closure of our Fab 2 wafer fabrication facility in Tempe, Arizona. During the three and six months ended September 30, 2025, we incurred special charges and other, net of $6.3 million and $28.5 million, respectively, primarily related to restructuring expenses, including contract exit costs, closure of our Fab 2 wafer fabrication facility in Tempe, Arizona and employee separation costs.

Other Income (Expense)

Interest income in the three and six months ended September 30, 2026 was $1.7 million and $3.1 million, respectively, compared to $3.6 million and $8.5 million, respectively, for the three and six months ended September 30, 2025.

Interest expense in the three and six months ended September 30, 2026 was $47.3 million and $96.1 million, respectively, compared to $56.3 million and $113.7 million, respectively, for the three and six months ended September 30, 2025. The primary reasons for the decreases in interest expense were lower debt balances and lower interest rates.

Other loss, net in the three months ended September 30, 2026 was $1.4 million compared to $4.4 million for the three months ended September 30, 2025. Other loss, net in the six months ended September 30, 2026 was $0.9 million compared to other income, net of $0.2 million for the six months ended September 30, 2025.

Provision for Income Taxes

Our provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our tax expense for the six months ended September 30, 2026 resulted in an effective tax rate of 10.8% compared to a negative 44.4% for the six months ended September 30, 2025. The increase in the effective tax rate is primarily driven by global minimum corporate taxes and valuation allowance changes recognized in the period ending September 30, 2026, and a remeasurement of unrecognized tax positions recognized in the period ending September 30, 2025.

We are subject to taxation in many jurisdictions in which we have operations. The effective tax rates that we pay in these jurisdictions vary widely, but they are generally lower than our combined U.S. federal and state effective tax rate. Our domestic blended statutory tax rate in each of the six months ended September 30, 2026 and September 30, 2025 was approximately 22.0%. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, tax holidays, financing arrangements and other factors. Our effective tax rate has been and will continue to be impacted by the geographical dispersion of our earnings and losses.

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

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, we reached a settlement with the IRS for fiscal 2007 through fiscal 2015. The timing of the agreed final stipulations is uncertain but could be completed in the next 12 months.

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $473.2 million based on the exchange rate as of September 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 12 months.

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

The Organisation for Economic Co-operation and Development has introduced a global minimum corporate tax framework (GMT), with phased implementation starting January 1, 2024. Several countries where we operate have enacted related legislation. In January 2026, the Organisation for Economic Co-operation and Development published a side-by-side system, which excludes U.S. multi-national entities from certain aspects of the GMT. The side-by-side system must be transposed into local tax laws for it to become effective, which has yet to occur in most countries where we operate. We will continue to monitor developments around this guidance, including the transposition of the side-by-side system into local laws. The impact of the GMT for the six months ended September 30, 2026 has been reflected in our financial results.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes permanent extensions of certain Tax Cuts and Jobs Act provisions and changes to the international tax framework. The effects of these changes have been recognized in the period ending September 30, 2026. The impact of OBBBA for the six months ended September 30, 2026 was not material to our financial results. We will continue to evaluate the broader implications of OBBBA, including the effects of future regulatory guidance and interpretations.

Liquidity and Capital Resources

We had $457.0 million in cash and cash equivalents at September 30, 2026, an increase of $216.7 million from the March 31, 2026 balance.

Operating Activities

Net cash provided by operating activities was $930.7 million in the six months ended September 30, 2026 primarily due to net income of $631.2 million, adjusted for non-cash and non-operating charges of $436.1 million and net cash outflows of $136.6 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities in the six months ended September 30, 2026 include an increase in inventories related to increased production levels to support growth, an increase in trade accounts receivable driven primarily by higher revenue and timing of shipments and collections, as well as decreases in accrued liabilities and other long-term liabilities due to cash refunded to our customers under certain LTSAs, partially offset by an increase in accounts payable related to higher spending to support increased production levels and an increase in income tax payable. Net cash provided by operating activities was $363.7 million in the six months ended September 30, 2025 primarily due to net income of $23.1 million, adjusted for non-cash and non-operating charges of $476.7 million and net cash outflows of $136.1 million from changes in our operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $151.5 million in the six months ended September 30, 2026 compared to $98.9 million in the six months ended September 30, 2025. During the six months ended September 30, 2026, and the six months ended September 30, 2025, net investing activities primarily related to capital purchases and investments in other assets.

Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Capital expenditures in the six months ended September 30, 2026 were $37.0 million compared to $54.4 million in the six months ended September 30, 2025. Capital expenditures were primarily for the selective expansion of production capacity and the addition of research and development equipment. We have paused most of our factory expansion actions and reduced our planned capital investments through fiscal 2027. Our investments in equipment and facilities during the next 12 months are expected to be at or below $100.0 million. We believe that the capital expenditures anticipated to be incurred over the next 12 months will provide sufficient manufacturing capacity to support the growth of our production capabilities for our new products and technologies and to bring in-house more of the assembly and test operations that are currently outsourced. We expect to finance our capital expenditures through our existing cash balances and cash flows from operations.

Financing Activities

Net cash used in financing activities was $562.5 million in the six months ended September 30, 2026 compared to $799.7 million in the six months ended September 30, 2025. Significant transactions affecting our net financing cash flows included:
•in the first six months of fiscal 2027, $15.5 million of net proceeds from our Commercial Paper program, and
•in the first six months of fiscal 2026, $1.20 billion of net cash used to pay down our 4.25% 2025 Notes and $938.3 million of net proceeds from our Commercial Paper program, and
•in the first six months of fiscal 2027 and fiscal 2026, we paid cash dividends to our common stockholders of $494.5 million and $491.3 million, respectively, and
•in the first six months of fiscal 2027 and fiscal 2026, we paid cash dividends to our preferred stockholders of $55.6 million and $52.9 million, respectively.

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

In September 2023, we established a Commercial Paper program under which we may issue short-term unsecured promissory notes. Pursuant to the Credit Agreement, the maximum principal amount outstanding at any time under the Commercial Paper program is $2.25 billion with a maturity of up to 397 days from the date of issue. The Commercial Paper is sold from time to time at a discount from par or alternatively, sold at par and bears interest rates that will vary based on market conditions and the time of issuance. Our intent is to reduce the amounts that would otherwise be available to borrow under our Revolving Credit Facility by the outstanding amount of Commercial Paper. As of September 30, 2026, the principal amount of our outstanding indebtedness was $5.55 billion. We had no outstanding borrowings under the Revolving Credit Facility at September 30, 2026 and at March 31, 2026. At September 30, 2026, we had $364.0 million outstanding principal amount of Commercial Paper compared to $349.0 million at March 31, 2026.

In March 2025, we issued 29.7 million Depositary Shares, representing approximately 1.5 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a $1,000.00 per share liquidation preference and $0.001 per share par value. As a result of the transaction, we received cash proceeds of $1.45 billion, net of underwriting fees and other issuance costs.

Dividends and Share Repurchases

In November 2021, our Board of Directors authorized the repurchase of up to $4.00 billion of our common stock in the open market or in privately negotiated transactions. No shares were repurchased under this authorization in the first six months of fiscal 2027 or in the first six months of fiscal 2026. As of September 30, 2026, approximately $1.56 billion remained available for repurchases under the program. As of September 30, 2026, we held approximately 34.2 million shares as treasury shares. Any future repurchases of shares of our common stock will be evaluated based on our cash generation, leverage metrics, and market conditions.

In October 2002, we announced that our Board of Directors had approved and instituted a quarterly cash dividend on our common stock.  To date, our cumulative dividend payments on our common stock have totaled approximately $9.11 billion. A quarterly dividend of $0.455 per share of common stock was declared on November 5, 2026 and will be paid on December 8, 2026 to stockholders of record as of November 23, 2026. We expect the aggregate cash dividend on our common stock for the December 2026 quarter to be approximately $248.0 million. Our Board is free to change our dividend practices at any time and to increase or decrease the dividend paid, or not to pay a dividend on our common stock on the basis of our results of operations, financial condition, cash requirements and future prospects, and other factors deemed relevant by our Board.  Our current intent is to maintain our level of quarterly cash dividends depending upon market conditions, our results of operations, and potential changes in tax laws.

With respect to shares of our Series A Preferred Stock, dividends are cumulative at an annual rate of 7.50% on the liquidation preference of $1,000.00 per share of Series A Preferred Stock. To date, our cumulative dividend payments on our Series A Preferred Stock have totaled approximately $164.1 million. A quarterly cash dividend of $18.750 per share of Series A Preferred Stock was declared on November 5, 2026 and will be paid on December 15, 2026 to the holders of Series A Preferred Stock of record as of December 1, 2026.

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

	As of September 30, 2026	As of March 31, 2026
Current assets, excluding intercompany	$685.1	$288.8
Intercompany receivables from Non-Guarantors	3,955.9	3,579.0
Goodwill and intangible assets	4,606.0	4,595.3
Non-current assets, excluding intercompany	1,114.4	1,127.6
Non-current intercompany receivables from Non-Guarantors	179.8	179.8
Total assets	$10,541.2	$9,770.5

Current liabilities, excluding intercompany	$261.6	$240.9
Intercompany payables due to Non-Guarantors	7,194.6	6,583.8
Long-term debt	5,517.2	5,496.4
Non-current liabilities, excluding intercompany	928.3	919.6
Non-current intercompany payables due to Non-Guarantors	2,072.2	2,113.0
Total liabilities	$15,973.9	$15,353.7

	Six Months Ended September 30, 2026	For the Year Ended March 31, 2026
Revenue, excluding intercompany	$919.0	$1,431.0
Revenue from Non-Guarantors	446.5	682.8
Total revenue	$1,365.5	$2,113.8
Gross profit, excluding intercompany	796.8	1,070.8
Gross loss from Non-Guarantors	(385.6)	(369.8)
Total gross profit	$411.2	$701.0
Operating income, excluding intercompany	518.3	582.4
Operating loss from Non-Guarantors	(385.6)	(369.8)
Total operating income	$132.7	$212.6
Net income, excluding intercompany	413.9	348.9
Net loss from Non-Guarantors	(398.2)	(383.7)
Total net income (loss)	$15.7	$(34.8)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026, our current and long-term debt totaled $5.55 billion, all of which was fixed rate and not subject to interest rate exposure. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months by issuing new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. If we refinance our fixed rate debt with variable rate debt, changes in interest rates will have a more significant impact on our interest expense. For additional information, refer to "Note 6. Debt" for a summary of our debt obligations by maturity date.

Inflation Risk

Inflation has not had a material adverse impact on our operating results, as we have been able to mitigate increased costs through price increases in recent periods. However, if our costs were to continue to become subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases which could adversely impact our operating results.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our manufacturing operations require a continuous supply of raw and processed materials, components, and production equipment that must meet stringent performance and quality standards. Although we generally maintain multiple sources for these items, only a limited number of suppliers may be capable of meeting our technical requirements. From time to time, we have experienced supply shortages, extended lead times, supplier announcements that certain orders could not be fulfilled, or the discontinuation of updates or parts for certain equipment. For example, currently in fiscal 2027, we are experiencing extended lead times and have been notified by certain suppliers of their plans to discontinue legacy manufacturing processes as industry capacity and resources are increasingly directed toward meeting growing demand from data centers. In fiscal 2023 and fiscal 2022, we experienced cost increases from certain suppliers for materials used in our production processes; although conditions stabilized in fiscal 2024 and fiscal 2025, similar cost pressures may recur.

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

New or increased tariffs imposed on raw materials, components, equipment, or other inputs used in our production processes could increase our manufacturing costs. For example, new Section 232 tariffs and related import restrictions on polysilicon and certain derivative products which are scheduled to take effect on December 4, 2026 could increase the cost or reduce the availability of semiconductor inputs, including wafers and wafer-derived materials. We may also incur incremental costs associated with supply chain adjustments undertaken to mitigate the effects of trade restrictions or tariffs. While we attempt to reduce cost burdens and secure alternative supply arrangements, we may experience higher operating costs, reduced sourcing flexibility, or lower demand for our products if customers face higher input costs or trade related disruptions.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs collected pursuant to the International Emergency Economic Powers Act (IEEPA) were unconstitutional. On April 20, 2026, the U.S. Customs and Border Protection (CBP) began processing refunds through its Consolidated Administration and Processing of Entries (CAPE) portal. Although Microchip has submitted claims for refunds of certain previously paid tariffs under IEEPA and has been receiving some of the requested refunds to date, the timing and amount of any additional recoveries remain uncertain. Accordingly, we cannot predict the timing, likelihood, or amount of any future refunds or other recoveries that may ultimately be realized.

We may lose sales if critical materials from concentrated sources become restricted or subject to export controls.

Certain materials used in semiconductor manufacturing, including rare earth and chemical elements, minerals, and metals, are available from a limited number of countries. Geopolitical tensions, trade disputes, economic conditions, transit disruptions, public health concerns, or regulatory actions may affect the availability or cost of these materials. Although we do not purchase significant amounts of materials, components or equipment from Russia, Belarus, or Ukraine, the broader semiconductor industry relies on raw materials sourced from these regions - such as neon, palladium, cesium, rubidium, and nickel. Current U.S. restrictions on imports of certain metals of Russian origin highlight the risk that geopolitical events or sanctions may limit access to critical materials. If we or our suppliers cannot obtain necessary inputs at commercially reasonable prices or in adequate quantities, our ability to manufacture products - or customer demand for such products - may be adversely affected.

China is a predominant producer of many rare earth and chemical materials essential to the global electronics industry. In 2025, China imposed and later expanded export restrictions and licensing requirements on certain rare earth elements and related magnets. Although some restrictions were subsequently suspended for certain U.S. end‑users, future restrictions or renewed implementation could constrain global supply. If China further restricts exports or pressures other countries to do so, our suppliers may face shortages, longer lead times, or increased costs. Limited access to these materials could impair our ability to manufacture certain products, increase our production costs, or reduce our competitiveness relative to manufacturers with alternative supply sources. These constraints may also affect downstream customers; for example, export controls on rare earth magnets have previously led certain automotive manufacturers to temporarily suspend operations.

Any such impacts on our customers' production levels may reduce demand for our products and adversely affect our operating results.

We are dependent on wafer foundries and other contractors, as are our SuperFlash and other licensees.

We rely on outside wafer foundries for a significant portion of our wafer fabrication needs. Specifically, during the first six months of fiscal 2027, approximately 66% of our net sales came from products that were produced at outside wafer foundries compared to 65% of our net sales in fiscal 2026. We also use several contractors for a portion of the assembly and testing of our products. Specifically, during the first six months of fiscal 2027, approximately 31% of our assembly requirements and 27% of our test requirements were performed by third-party contractors, compared to approximately 33% and 31%, respectively, during fiscal 2026. We have long-term commitment contracts with certain of our third-party suppliers to help ensure that we receive capacity from them to manufacture wafers and assemble and test our products. We may decide to still purchase products or services under these contracts even though we currently may not need all of them in order to take advantage of contract credits. This could result in excess inventory and inventory reserve charges that may negatively affect our gross margin and results of operations. Additionally, if we have a need for greater manufacturing, assembly or test capacity in the future, or greater capacity for certain types of products, there can be no assurance that we will be able to secure the necessary allocation of capacity from our wafer foundries and other contractors with the process technologies that we need, or that such capacity will be available on acceptable terms. As our manufacturing subcontractors move to more advanced process technologies over time, we may find that they do not invest in some of the trailing edge process technologies on which a large portion of our products are manufactured. As more companies focus on building leading edge products, our manufacturing subcontractors are becoming capacity constrained in their ability to manufacture such products. These events may limit the amounts of net sales that we can achieve or require us to make significant investments to be able to manufacture these products in our own facilities or at other foundries and assembly and testing contractors, but we believe that we will be able to obtain sufficient capacity from our manufacturing subcontractors.

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

Sales to foreign customers account for a substantial portion of our net sales. During the first six months of fiscal 2027, approximately 76% of our net sales were made to foreign customers, including 17% in China and 14% in Taiwan. During fiscal 2026, approximately 75% of our net sales were made to foreign customers, including 18% in China and 15% in Taiwan.

Having a strong position in the Chinese market is a key component of our global growth strategy. Although our sales in the Chinese market have been strong in the past, competition in China is intense. Throughout fiscal 2026 and fiscal 2027, changes in the Chinese market adversely impacted our sales volumes in China. As discussed above, the trade relationship between the U.S. and China remains challenging and could worsen, economic conditions in China remain uncertain, and we are unable to predict whether such uncertainty will continue or worsen in future periods. Any increase in tariffs on semiconductors and raw materials that have the U.S. as their country of origin could lower demand for our products in China and other countries. For example, on September 13, 2025, China's Ministry of Commerce initiated an antidumping investigation of imports into China of analog semiconductors originating in the United States. While we were not a subject of this investigation and the Chinese government agreed to suspend these investigations as part of a trade agreement announced on November 1, 2025, the Chinese government may resume this investigation at its election. If this takes place, additional tariffs may be imposed and could have an adverse impact on our revenue. Also, on April 13, 2026, China's State Council released a regulation intended to be a retaliatory measure to combat the extraterritorial application of foreign laws pertaining to trade controls, sanctions, and similar measures. This regulation may expose us to potential civil liability, administrative measures, and other remedial actions if the Chinese government determines that we caused harm by complying with certain foreign laws. This could have a material adverse effect on our business, results of operations or financial conditions.

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

We purchase a substantial portion of our raw materials and equipment from foreign suppliers. Please see the risks related to access to raw materials, components, or equipment on page 41. In addition, we own product assembly and testing facilities, and finished goods warehouses in Thailand, the Philippines, Germany, France, Ireland, the United Kingdom, and the United States. We use foundries and other foreign contractors for a significant portion of our assembly and testing and wafer fabrication requirements.

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
•severe weather or natural disasters; and

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

Integrated circuit manufacturing processes are complex and sensitive to many factors, including contaminants in the manufacturing environment or materials used, the performance of our personnel and equipment, and other quality issues. As is typical in the industry, we have from time to time experienced lower than anticipated manufacturing yields. Our operating results will suffer if we are unable to maintain yields at or above approximately the current levels. This could include delays in the recognition of revenue, loss of revenue, and penalties for failure to meet shipment deadlines. Our operating results are adversely affected when we operate below normal capacity. In the first six months of fiscal 2027 and in fiscal 2026, we operated at below normal capacity levels resulting in unabsorbed capacity charges of $65.1 million and $200.8 million, respectively.

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

Sales to distributors accounted for approximately 51% of our net sales in the first six months of fiscal 2027 and approximately 47% of our net sales in fiscal 2026. With the exception of certain orders placed under our LTSAs, we do not have long-term purchase agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Operations at any of our facilities, at the facilities of any of our wafer fabrication or assembly and test subcontractors, or at any of our significant vendors, licensees or customers may be disrupted due to public health concerns (including outbreaks such as COVID-19), work stoppages or reduction in available labor, power loss, insufficient water, cyber-attacks, computer network compromises, incidents of terrorism or security risk, tariffs, political instability, governmental actions, telecommunications, transportation or other infrastructure failure, radioactive contamination, adverse changes in climate, or fires, earthquakes, floods, droughts, volcanic eruptions or other natural disasters. We have taken steps to mitigate the impact of some of these events should they occur; however, we cannot be certain that we will avoid a significant impact on our business in the event of a business interruption. For example, in August 2024, a cyber incident temporarily disrupted certain manufacturing and business operations. We successfully restored affected systems and resumed normal operations without a material impact to our business or other adverse consequences. Additionally, in September 2026, we detected unauthorized activity which temporarily disrupted our use of certain information technology systems. The incidents have not affected our ability to operate, produce or ship products to our customers, however we continue to analyze the full scope of the incidents. Based on the information currently available to us, we do not believe the incidents have had a material adverse effect on our business or resulted in any material damage to us. We routinely evaluate the effectiveness of the containment mechanisms that we have implemented and continue to implement additional measures. Separately, in the first three months of fiscal 2023 and in fiscal 2022, COVID-19 related restrictions adversely impacted our manufacturing operations in the U.S., the Philippines and Thailand along with our subcontractors' manufacturing operations in Malaysia, Taiwan and China. Similar challenges arose for our logistics service providers, which adversely impacted their ability to ship product to our customers. Any future pandemic could adversely impact our business in future periods if public health issues again becomes severe in one or more of our key markets such as China or in areas where our suppliers or manufacturing operations are located. In the future, local governments could require us to reduce production or cease operations at any of our facilities, and we could experience constraints in fulfilling customer orders. Likewise, if our licensees are unable to manufacture and ship products incorporating our technology, or if there is a decrease in product demand due to a business disruption, our royalty revenue may decline.

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

A significant portion of our sales are from or are derived from government agencies or customers who sell to U.S. or foreign government agencies.  Such sales are subject to federal contracting regulations as well as uncertainties regarding governmental spending levels, spending priorities, regulatory and policy changes.  Future sales into U.S. or foreign government projects are subject to uncertain government appropriations and national defense policies and priorities, including the budgetary process, changes in the timing and spending priorities, the impact of any past or future government shutdowns, contract terminations or renegotiations, future sequestrations, changes in regulations that we must comply with to be eligible to accept new contracts, such as the U.S. Department of War's Cybersecurity Maturity Model Certification (CMMC) program requirements, or the impact of pandemics.  Additionally, a section in the U.S. National Defense Authorization Act for Fiscal Year 2023 (the FY2023 NDAA), signed into law on December 23, 2022, with provisions that go into effect in December 2027, prohibits U.S. government agencies from buying semiconductor products or services manufactured by SMIC, YMTC, CXMT and any other entity that the Secretary of Defense or the Secretary of Commerce determine is owned, controlled, or connected to the government of a foreign country of concern (Prohibited Companies). Some of our products are manufactured at SMIC, and some of our suppliers buy products manufactured at YMTC. If we are unable to alternately source or manufacture certain of our products, or discontinue use of products from Prohibited Companies, if any, when Section 5949 of the FY2023 NDAA goes into effect in December 2027, this could adversely impact our sales to U.S. government agencies and their suppliers. Although such actions have not yet had a material adverse impact on our business, there can be no assurance as to the future costs or implications of such actions. Sales into government projects are also subject to uncertainties related to monetary, regulatory, and tax and trade policies implemented by current or future administrations.

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

The U.S. government and its contractors may terminate their contracts with us at any time. Uncertainty in government spending and termination of contracts for government related projects could have a material adverse impact on the revenue from our government-related business.  Our contracts with U.S. governmental agencies or prime customers require us to comply with the contract terms, and governmental regulations, particularly for our facilities, systems and personnel that service such customers and related to handling of government-regulated data.  To be awarded new contracts after November 10, 2025 for the U.S. government, we may be required to meet a CMMC level that we may not meet, or may choose not to meet. Over time, more government contracts may require higher Cybersecurity Maturity Model requirements and if we do not meet them, we will become ineligible for certain contracts. We are also required to have facility security clearances to perform classified contracts and to build and sell classified products for U.S. governmental agencies. If personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our results of operations. We must also comply with regulations regarding the handling of controlled unclassified information and export-controlled data, as well as U.S. Department of War cybersecurity requirements (such as those under the Federal Acquisition Regulations (FAR) and Defense Federal Acquisition Regulations Supplement (DFARS)). Complying with these regulations, including audit requirements, requires that we devote significant resources to such matters in terms of training, personnel, information technology and facilities. The increased cost of compliance may adversely affect our operating results. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including our ability to continue as a supplier to U.S. governmental agencies and its contractors for a period of time. Any such suspension or debarment or other sanction may materially and adversely affect our operating results or reputation.

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

We have acquired, and expect in the future to acquire, additional businesses that we believe will complement or augment our existing businesses. Integration of our acquisitions is complex and may be costly and time consuming and include unanticipated issues, expenses and liabilities. We may not successfully or profitably integrate, operate, maintain and manage any newly acquired operations or employees. We may not be able to maintain uniform standards, procedures and policies. We may not realize the expected synergies and cost savings from the integration. There may be increased risk due to integrating financial reporting and internal control systems. It may be difficult to develop, manufacture and market the products of a newly acquired company, or grow the business at the rate we anticipate. There may be increased risk associated with the activities of the acquired company such as regulatory violations related to their use of AI in their operations, technology development or product offerings or cybersecurity or data governance risks. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition or achieve the earnout targets contemplated in the acquisition agreement. We may suffer loss of key employees, customers and strategic partners of acquired companies and it may be difficult to implement our corporate culture at acquired companies. We have been and may in the future be subject to claims from terminated employees, stockholders of Microchip or the acquired companies and other third parties related to the transaction. In particular, in connection with certain of our prior acquisitions, we became involved with third-party claims, litigation, governmental investigations and disputes related to such businesses and transactions. Acquisitions may also result in charges (such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill), contingent liabilities, adverse tax consequences, additional share-based compensation expense and other charges that adversely affect our operating results. We may fund future acquisitions of new businesses or strategic alliances by utilizing cash, borrowings under our Revolving Credit Facility, issuing Commercial Paper, raising debt, issuing shares of our common stock, or other mechanisms.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. As of September 30, 2026, we had goodwill of $6.70 billion and net intangible assets of $1.92 billion. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of those assets is more likely than not impaired.  Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance.  Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.  Through September 30, 2026, we have never recorded a goodwill impairment charge. There were no material intangible asset impairment charges in the first six months of fiscal 2027. If in future periods, we determine that our goodwill or intangible assets are impaired, we will be required to write down these assets which would have a negative effect on our condensed consolidated financial statements.

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

Our business relies on our ability to attract and retain qualified employees across various functions, including management, technical, marketing, sales, research and development, manufacturing, and operations. Competition for qualified personnel has intensified for a variety of reasons, including the high demand for employees in rapidly developing fields such as AI and datacenters, the increase in work-from-home arrangements and increases in minimum wages and wage inflation in our industry. Our failure to attract and retain hardware and software engineers, as well as sales and marketing personnel, could delay product development and introduction, thereby adversely affecting our net sales. We depend on a direct labor force at our manufacturing facilities, and any inability to maintain this workforce could adversely affect our operations. This could lead to delays in production and shipments, hinder our ability to meet customer demand, and ultimately adversely impact our business, financial condition, and operational results. As the use and integration of AI becomes more prevalent, there is an anticipated shift in the skills required within the workforce, making AI literacy increasingly important for our employees. These competitive pressures and the resulting wage inflation may increase our labor costs and adversely impact our operational results.

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

We have experienced and continue to experience verifiable attacks on our IT systems and data, including network compromises, attempts to breach our security measures and attempts to introduce malicious software into our IT systems. For example, in August 2024, a cyber incident temporarily disrupted certain manufacturing and business operations. We successfully restored affected systems and resumed normal operations without a material impact to our business or other adverse consequences. Additionally, in September 2026, we detected multiple instances of unauthorized activity which temporarily disrupted our use of certain information technology systems. The incidents have not affected our ability to operate, produce, or ship products to our customers, however we continue to analyze the full scope of the incidents. Based on the information currently available to us, we do not believe the incidents have had a material adverse effect on our business or resulted in any material damage to us. We routinely evaluate the effectiveness of the containment mechanisms that have been implemented and continue to implement additional measures. New information can develop that may impact our assessment of cyber events, including information learned as we develop and deploy mitigations.

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

AI also amplifies cybersecurity threats. As AI and machine learning evolve, they are expected to lead to the development of dramatically more effective security tools, and cyber‑attackers may leverage these tools to enhance attack methods, identify novel security vulnerabilities, develop malicious code, sophisticated phishing attempts, and convincing deep fakes that manipulate our content or the voices or images of our leaders. Threats may also be introduced by our employees', our customers', or our partners' use of AI tools, including tools or models that interact with systems, data, code or third-party services, or by AI‑generated source code incorporated into products or systems that introduces malicious code or security vulnerabilities. We may be unaware of an incident, its magnitude or its effects until significant harm is done.

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

Our products, or IP that we purchase or license from third parties for use in our products, as well as industry-standard specifications that we implement in our products, may be subject to security vulnerabilities. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, and we receive and process alerts regarding potential security vulnerabilities in our products through our public facing Product Security Incident Response Team, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers, including attackers using powerful new AI-driven technologies. Our products are being used in application areas that create new or increased cybersecurity, privacy or safety risks including applications that gather and process data, such as the cloud or IoT, automotive applications, and applications that use AI. We, our customers, and the users of our products may not promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited. Additionally, new information can develop that may impact our assessment of a security vulnerability, including information learned as we develop and deploy mitigations, or become aware of additional variants or evaluate the competitiveness of products. The increasing use of our products in interconnected, autonomous, safety‑critical, defense‑related, and AI‑enabled systems may expose security vulnerabilities beyond traditional software exploits, including firmware, embedded functionality, or interactions with third‑party systems, which may only become apparent after large‑scale deployment. Although we maintain a Product Security Incident Response Team and follow coordinated vulnerability disclosure, investigation, remediation and communication processes, such processes cannot eliminate all vulnerabilities, guarantee that vulnerabilities will be identified before they are publicly disclosed or exploited, or ensure that mitigation efforts will be timely or effective.

Security vulnerabilities and any limitations of, or adverse effects resulting from, mitigation techniques can adversely affect our results of operations, financial condition, sales, customer relationships, share price, prospects, and reputation in a number of ways, any of which may be material. Adverse publicity about security vulnerabilities or mitigations could damage our reputation with customers or users and reduce demand for our products and services. These effects may be greater to the extent that competing products are not susceptible to the same vulnerabilities or if vulnerabilities can be more effectively mitigated in competing products. Moreover, third parties can release information regarding potential vulnerabilities of our products before mitigations are available. This, in turn, could lead to attempted or successful exploits of vulnerabilities, adversely affect our ability to introduce mitigations, or otherwise harm our business and reputation. In addition, verified or suspected vulnerabilities may require us to devote significant resources to investigation, triage, remediation, testing, customer support, and notifications, security advisories and other communications. Certain vulnerabilities or cybersecurity incidents may also trigger reporting, disclosure or other compliance obligations under applicable laws and regulations, including emerging cybersecurity requirements in various jurisdictions, and any failure or perceived failure to comply with such obligations could give rise to regulatory scrutiny, liability, increased costs, reputational harm, or other adverse consequences.

We face risks to our business and proprietary confidential information due to use of AI.

We limit our employees' use of AI tools and related technologies in accordance with our internal guidelines and procedures. However, the internal governance of the use of these technologies can be challenging, and our employees and consultants may use these tools on an unauthorized basis and our partners may use these tools, which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential or other controlled information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in claims related to violation of privacy or third-party intellectual property rights, unauthorized access to or use of proprietary information, or government regulated data (e.g., controlled unclassified information, ITAR, export-controlled data), and noncompliance with actual or asserted legal, contractual, or other obligations (including open source requirements). AI tools may also produce unreliable, inaccurate, inferential, unexplainable or biased outputs that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective governance, training, monitoring and enforcement of appropriate guidelines and procedures governing the use of AI tools, and the results of any such use, by us or our partners.

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

We are subject to numerous laws and regulations in the U.S. and internationally regarding privacy, data protection and handling, and cybersecurity, such as the European Union's (EU) General Data Protection Regulation (GDPR), the U.K. equivalent to the GDPR, and the California Consumer Privacy Act (CCPA), the EU Cyber Resilience Act and Cybersecurity Act, and the CMMC program. The scope of such laws and regulations is rapidly evolving, subject to differing interpretations, and may be inconsistent among jurisdictions. Some of these laws create a broad definition of regulated, protected or personal information, establish data privacy rights, impose risk assessment, certification and/or data breach notification requirements, and potentially limit contractual opportunities or create severe statutory damages or other remedial frameworks and private rights of action for certain data breaches. Some of the laws and regulations also place restrictions on our ability to collect, store, use, transmit and process personal information and other data across our business. For example, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area (EEA) to the U.S. and other countries. Some of these laws mandate data-handling and cybersecurity requirements, conformity assessments and incident reporting such as the CMMC program and the DFARS. Over time, failure to comply with CMMC and cyber requirements required by the U.S. Department of War and its prime customers may make us ineligible for government contracts. Such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for companies such as us that have employees, customers, and operations in the EEA or make sales into government-related projects.

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

We do not typically enter into long-term contracts with our non-distributor customers, and therefore we cannot be certain about future order levels from our customers. Further, except for a few LTSAs that are still in place, the customer contracts that we enter into generally do not require any specified level of purchases and allow customers to cancel orders or terminate the contract with limited restrictions. Under certain LTSAs, customers may cancel orders in the event of price increases. While we had approximately 102,000 customers, and our ten largest direct customers accounted for approximately 11% of our total revenue in the first six months of fiscal 2027, and several of our top direct customers are contract manufacturers that perform manufacturing services for many customers, cancellation of customer contracts could have an adverse impact on our revenue and profits. For example, due to uncertainty related to the COVID-19 pandemic, we experienced an increase in order cancellations and requests to reschedule deliveries to future dates in the first quarter of fiscal 2021. Also, many of our customers felt the effects of slowing economic activity and increasing business uncertainty, and customer requests to push-out or cancel backlog and our accommodation of their requests increased in the fourth quarter of fiscal 2023 and continued throughout fiscal 2024 and fiscal 2025.

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

In November 2023, the U.S. Department of Commerce added restrictions and export license requirements to end uses and product categories previously described in the October 2022 regulation. To date, the U.S. Department of Commerce has issued a number of regulations and is considering implementing additional, new regulations that further restrict transactions involving semiconductors and related products. In addition, the U.S. Departments of Commerce, State, and Treasury have been adding parties to the restricted parties lists, and imposing prohibitions and export licensing requirements on transactions with them and entities that are 50% or more owned by them. Although the Bureau of Industry and Security has temporarily suspended its 50% Affiliates Rule, until November 10, 2026, it is not clear whether the 50% Affiliates Rule will remain suspended or be reimplemented on November 10, 2026. The result of these additional restrictions and the change in the U.S. administration in 2025 and increased attrition of U.S. government employees has resulted in a slow-down in the processing of export license applications by the U.S. Government and an increased burden on us to conduct additional due diligence imposed by the regulations, as well as by sanctions imposed on Russia for invading Ukraine. At this time, there has not been a material impact on our ability to obtain necessary licenses for exportation. A previous example occurred in fiscal 2020, when the U.S. Department of Commerce effectively banned U.S. companies from selling products or transferring technology to certain Chinese companies, including Huawei and their related companies worldwide. In fiscal 2020, the U.S. Federal Acquisition Regulation prohibited U.S. governmental agencies from buying equipment incorporating covered telecommunications equipment, as a substantial component or critical technology, where the technology came from certain Chinese companies. In July 2020, this was expanded to prohibit U.S. governmental agencies from entering into a contract with any company that uses covered telecommunications equipment whether or not the Chinese technology is related to the procurement. Since then, similar restrictions have been imposed under the various versions of the National Defense and Authorization Act when the supply chain includes certain Chinese entities. The EAR also effectively prohibits sales of items for a "military end use," to a "military end-user," or for a "military intelligence" end-user, or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria and Venezuela. The U.S. Department of Commerce also currently imposes restrictions on importation and sale of certain Vehicle Connectivity System (VCS) hardware and covered software designed, developed, manufactured, or supplied by persons with a nexus to China, Hong Kong, Macau, or Russia. Any of the foregoing changes to the regulatory requirements could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products or transfer of our technology to significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

On August 1, 2025, the U.S. administration implemented additional changes to its tariff policy, including the suspension of the de minimis exemption, expiration of the 10% baseline tariff, implementation of revised reciprocal tariffs tailored to each trading partner, and the imposition of tariffs on particular goods (e.g., copper). Although semiconductors remain exempt from most of the recent tariff actions, an increase in tariffs on semiconductors is expected to be imposed once the Section 232 investigation into the impact on U.S. national security by imports of semiconductors, semiconductor manufacturing equipment and their derivative products is concluded. In addition, recently announced Section 232 tariffs and related import restrictions on polysilicon and certain derivative products are scheduled to take effect on December 4, 2026, which could increase the cost or reduce the availability of wafers and other semiconductor inputs used in our manufacturing operations.

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

In September 2021, we received a Statutory Notice of Deficiency (2007 to 2012 Notice) from the United States Internal Revenue Service (IRS) for fiscal 2007 through fiscal 2012. The disputed amounts largely relate to transfer pricing matters. In December 2021, we filed a petition in the U.S. Tax Court challenging the 2007 to 2012 Notice. In September 2023, we received a Revenue Agent Report (RAR) from the IRS for fiscal 2013 and fiscal 2016. In October 2023, we received a Statutory Notice of Deficiency (2014 to 2015 Notice) from the IRS for fiscal 2014 and fiscal 2015. The disputed amounts for fiscal 2013 to fiscal 2016 largely relate to transfer pricing matters. In December 2023, we filed a petition in the U.S. Tax Court challenging the 2014 to 2015 Notice. In September 2025, we reached a settlement with the IRS for fiscal 2007 to fiscal 2015. The timing of the agreed final stipulations is uncertain but could be completed in the next 12 months.

In May 2023, we received a proposed income adjustment from the Malaysian Inland Revenue Board (IRB) for fiscal 2020. In December 2023, we received a Notice of Assessment from the IRB asserting the same proposed income adjustment. In March 2025, we entered into a Consent Judgment before the High Court, agreeing that the dispute will be heard before the Special Commissioners of Income Tax (SCIT). It was also agreed that the payment on the taxes assessed is stayed and the IRB will pause all enforcement and proceedings against the collection of the taxes assessed until the appeal before the SCIT is concluded. If the adjustment is upheld by the highest court that has jurisdiction over this matter in Malaysia, it could result in income taxes and penalties up to MYR 1.9 billion (approximately $473.2 million based on the exchange rate as of September 30, 2026). The disputed amounts largely relate to the characterization of certain assets. The timing of adjudicating this matter is uncertain but could occur in the next 12 months. The ultimate outcome of disputes of this nature is uncertain, and if the IRB were to prevail on its assertions, the assessed tax, penalties, and deficiency interest could have a material adverse impact on our financial position, results of operations or cash flows.

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

The U.S. and certain other global jurisdictions in which we operate, have taken and have threatened to take significant legislative and policy changes in areas including but not limited to tariffs, taxes and trade, labor, and the environment. If implemented, these changes could increase our effective tax rate, decrease our revenue and increase our selling, general, administrative and/or manufacturing costs, which could have a material adverse effect on our business, results of operations or financial conditions. Changes in tariffs, tax policy, trade regulations or other matters, and any uncertainty surrounding the scope or timing of such changes, could negatively impact the stock market, and reduce the trading price of our stock or otherwise impact our business. For example, in February 2022, the U.S. began implementing wide scale sanctions against Russia due to Russia's invasion of Ukraine. Sanctions against Belarus and certain Ukrainian regions were later implemented. Because the actions by Russia against Ukraine are in conflict with our Guiding Values, we chose to cease shipments into Russia and Belarus, and we will continue to comply with applicable U.S. sanctions imposed on Russia, Belarus, and Russia-controlled areas of Ukraine. While sales of our products into these regions, and to customers that sell into these regions, have been negatively impacted, at this time, we have not experienced a material adverse impact on our revenue. Retaliatory acts by Russia in response to the sanctions could include cyber-attacks, sanctions, or other actions that could disrupt the U.S. economy. As a result of the foregoing risks or similar risks, the imposition of sanctions could have a material adverse effect on our business, results of operations or financial condition.

New technology trends, such as cyber resiliency and security requirements and the rapid adoption of AI, require us, and our customers and suppliers, to keep pace with evolving regulations and industry standards. In the U.S., the EU, and China, there are various current and proposed regulatory frameworks relating to cybersecurity, AI development, and the deployment of automation and AI in products, services and operations, including the EU Cyber Resilience Act, EU AI Act, China's generative AI regulations, and various current or proposed U.S. federal and state AI and/or cybersecurity legislative or governance frameworks, executive orders, rules, regulations and laws. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and impact us and our customers and supply chain.

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

The amount, timing, and execution of repurchases of shares of our common stock may fluctuate based on the share price of our common stock, general business and market conditions, tax regulations impacting share repurchases and other factors including our operating results, level of cash flow, leverage ratios, capital expenditures and dividend payments on our common stock and preferred stock. Although our Board of Directors has authorized share repurchases of up to $4.00 billion, of which $1.56 billion is still available, the authorization does not obligate us to acquire any particular amount of shares. We cannot guarantee that our share repurchase authorization will be fully consummated or that it will enhance long-term stockholder value. The repurchase authorization may be suspended or discontinued at any time at our discretion and may affect the trading price of our common stock and increase volatility. We did not repurchase any shares in the September 2026 quarter.

Our financial condition and results of operations could be adversely impacted if we do not effectively manage or refinance our current or future debt.

As of September 30, 2026, the principal amount of our outstanding indebtedness was $5.55 billion. At September 30, 2026, we had no outstanding borrowings under our Revolving Credit Facility, which provides $2.25 billion of revolving loan commitments that terminate in 2030, and $364.0 million outstanding principal amount under our Commercial Paper program. As of September 30, 2026, we had $3.00 billion in aggregate principal amount of Senior Notes and $2.19 billion in aggregate principal of Convertible Debt outstanding. We intend to finance the repayment of our fixed rate debt maturing within the next 12 months using new fixed rate debt, new notes or convertible debt or by using available borrowings under our Revolving Credit Facility, our Commercial Paper program or other instruments. Changes in interest rates will have a more significant impact on our interest expense if we refinance our fixed rate debt with variable rate debt. There can be no assurance that we will be able to refinance our current or future debt on reasonable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Resignation

On November 3, 2026, Victor Peng informed our Board of Directors (the "Board") of his decision to step down from the Board, effective as of that date, due to his time commitments on other matters including serving as Chief Executive Officer of PsiQuantum. Mr. Peng’s decision was not the result of any disagreement with the Company, its management, or the Board. The Board thanks Mr. Peng for his service and contributions during his tenure on the Board.

Recent Events - Cybersecurity

On September 1, 2026 and September 19, 2026, we detected unauthorized activity involving certain of our information technology systems. In each instance, we promptly activated our incident response process and engaged cybersecurity advisors to assist with containment, remediation and investigation. The incidents have not affected our ability to produce and ship products to customers. We have isolated certain systems as part of the containment measures and are working to restore affected systems and mitigate the impact of these incidents. Based on information currently available to us, while certain follow-up activities are still in process, our investigation has determined that as of the date of this quarterly report and given the response measures taken, we do not believe the incidents have materially affected, or may be reasonably likely to materially affect, our business, operations, or financial condition. We will continue to evaluate the incidents and their impact as the investigations progress.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Microchip Technology Incorporated	8-K	000-21184	3.1	August 26, 2021

3.2	Amended and Restated Bylaws effective August 22, 2023	8-K	000-21184	3.1	August 23, 2023

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective March 25, 2025	8-K	000-21184	3.1	March 25, 2025

10.1*	2004 Equity Incentive Plan, as amended and restated on October 9, 2026					X

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities	10-Q	000-21184	22.1	February 6, 2025

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

* Compensation plans or arrangements in which directors or executive officers are eligible to participate.
**This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROCHIP TECHNOLOGY INCORPORATED

Date:	November 5, 2026	By: /s/ J. Eric Bjornholt
J. Eric Bjornholt
Senior Corporate Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)